Form 10QSB
period 1999-09-30
LEK INTERNATIONAL INC
filed 1999-11-04
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

                        Commission File Number: 000-26321



                             LEK INTERNATIONAL, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204105
                        (IRS Employer Identification No.)

                         Suite 106, 1460 Pandosy Street
                        Kelowna, British Columbia, Canada
                    (Address of principal executive offices)

                                     V14 1P3
                                   (Zip Code)

                                 (250) 868-8445
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 1,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the six month period ended September 30, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the six month period ended September 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

         In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Liquidity and Capital Resources

         The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

         The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

Year 2000 Disclosure

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



LEK International, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
---------------------------------------------------------------------
                                                Unaudited   Audited
                                                September    March
                                                30, 1999    31, 1999
                                                ---------  ---------
ASSETS                                          $       0  $       0
                                                =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Advances Due to Related Entity                  $  17,257  $       0
                                                ---------  ---------

Total Current Liabilities                       $  17,257  $       0
                                                ---------  ---------

TOTAL LIABILITIES                               $  17,257  $       0
                                                ---------  ---------

SHAREHOLDERS' EQUITY

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 1,000,000 Shares              100        100

Capital Paid In Excess Of
  Par Value Of Common Stock                             0          0

Deficit Accumulated During The
  Development Stage                               (17,357)      (100)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (17,257)         0
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $       0  $       0
                                                =========  =========










              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




LEK International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Unaudited
                               Unaudited      Unaudited       April
                               Six Month      Six Month     21, 1997
                             Interim Period Interim Period (Inception)
                                 Ended          Ended        Through
                               September      September     September
                               30, 1999       30, 1998      30, 1999
                              ------------  ------------   ----------
Revenue                       $          0  $          0   $        0

Expenses:

Office                               1,689             0        1,789
Legal And Accounting                15,567             0       15,567
                              ------------  ------------   ----------
Total Expenses                      17,256             0       17,356
                              ------------  ------------   ----------

Net Income (Loss)             $    (17,256) $          0   $  (17,356)
                              ============  ============   ==========
Basic (Loss) Per
 Common Share                       ($0.02)       ($0.00)
                              ============  ============
Weighted Average Common
 Shares Outstanding              1,000,000     1,000,000
                              ============  ============





















              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




LEK International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                                Unaudited     Unaudited
                                               Three Month   Three Month
                                             Interim Period Interim Period
                                                  Ended         Ended
                                                September      September
                                                30, 1999       30, 1998
                                              ------------   ------------
Revenue                                       $          0   $          0
                                              ------------   ------------
Expenses:

Legal and Accounting                                 5,360              0
                                              ------------   ------------
Total Expenses                                       5,360              0
                                              ------------   ------------

Net Income (Loss)                             $     (5,360)  $          0
                                              ============   ============

Basic Earnings (Loss)
 Per Share                                    $      (0.01)  $       0.00
                                              ============   ============
Weighted Average Common Shares
 Outstanding                                     1,000,000      1,000,000
                                              ============   ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.




LEK International, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                            Unaudited
                               Unaudited      Unaudited       April
                               Six Month      Six Month     21, 1997
                             Interim Period Interim Period (Inception)
                                 Ended          Ended        Through
                               September      September     September
                               30, 1999       30, 1998      30, 1999
                              ------------  ------------   ----------
Net (Loss)                    $    (17,257) $          0   $  (17,357)

Adjustments To Reconcile Net
 Loss To Net Cash Used in
 Operating Activities:

Stock Issued For Services                0             0          100
Expenses Paid by Related
 Entity on Behalf of Company        17,257             0       17,257
                              ------------  ------------   ----------
 Net Flows Provided
  By Operations                          0             0            0
                              ------------  ------------   ----------
Cash Flows From
 Investing Activities:

Net Cash Flows Provided
 By Investing Activities                 0             0            0
                              ------------  ------------   ----------
Cash Flows From
 Financing Activities:

Issuance of Common Stock                 0             0            0
                              ------------  ------------   ----------
Net Cash Flows Provided
 By Financing Activities                 0             0            0
                              ------------  ------------   ----------
Net Increase In Cash                     0             0            0
Cash At Beginning Of Period              0             0            0
                              ------------  ------------   ----------
Cash At End Of Period         $          0  $          0   $        0
                              ============  ============   ==========

Summary Of Non-Cash Investing
And Financing Activities:

Stock Issued for Services     $          0  $          0   $      100
                              ============  ============   ==========
Expenses Paid by Related
 Entity on Behalf of Company  $     17,257  $          0   $   17,257
                              ============  ============   ==========




              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




LEK International, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
------------------------------------------------------------------------------

                                                               Deficit
                                                             Accumulated
                               Number Of           Additional During The
                                Common     Common   Paid-In   Development
                                Shares     Stock    Capital      Stage      Total
                              ---------    ------   -------    --------   ---------
Balance At April 21, 1997             0    $    0   $     0    $      0   $       0

Issuance Of Common Stock:
April 21, 1997 for Services
  Valued at $.0001 Per Share  1,000,000       100                               100

Net (Loss)                                                         (100)       (100)
                              ---------    ------   -------    --------   ---------

Balance At March 31,
  1999 and 1999               1,000,000    $  100   $     0    $   (100)  $       0

Net (Loss) September 30, 1999                                   (17,257)    (17,257)
                              ---------    ------   -------    --------   ---------

Balance at September 30, 1999 1,000,000    $  100   $     0    $(17,357)  $ (17,257)
                              =========    ======   =======    ========   =========




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.


LEK International, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended September 30, 1999

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim periods ended September 30, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended March 31, 2000.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEK INTERNATIONAL, INC.
                                        (Registrant)

                                        Dated:  November 4, 1999



                                        By:  s/David Ward
                                           ------------------------------------
                                           David Ward, President

                             LEK INTERNATIONAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................13