Form 10KSB
period 1999-12-31
LEK INTERNATIONAL INC
filed 2000-04-14
CIK 1086319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 1999

                         Commission file number: 0-26321

                           SAN JOAQUIN RESOURCES INC.
                 (Name of small business issuer in its charter)

                    NEVADA                            98-0204105
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

            53 STRATFORD PLACE, S.W., CALGARY, ALBERTA T3H 1H7 CANADA
               (Address of principal executive offices)  (Zip Code)

          Issuer's telephone number, including area code: (403)242-9703

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year. $5,784

               Aggregate market value of the voting stock held by
            non-affiliates of the registrant as of March 31, 2000: $0

  Number of shares outstanding of registrant's Common Stock, $0.0001 par value, as of March 31, 2000: 11,769,000

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes ___ No _X_


Exhibit index on consecutive page 27                         Page 1 of 131 Pages

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

San Joaquin Resources Inc. (the "Company") was incorporated on April 21, 1997 under the laws of the State of Nevada as "LEK International, Inc."

The Company operated as a "shell" company until December 31, 1999, when a change in control of the Company occurred, in conjunction with closing under an Agreement and Plan of Reorganization. Prior to closing under the Agreement and Plan of Reorganization, the Company had a total of 3,700,000 shares issued and outstanding.

The Company issued 8,069,000 shares of its common stock in exchange for all of the issued and outstanding common stock of San Joaquin Oil & Gas Ltd., a Nevada corporation ("San Joaquin"). As a result of that transaction, San Joaquin became a wholly-owned subsidiary of the Company.

Upon consummation of these transactions, the Company had 11,769,000 issued and outstanding shares of common stock, of which 8,069,000 shares, or approximately 68.56%, were owned by persons who were previously shareholders of San Joaquin. Persons who were previously shareholders of the Company owned a total of 3,700,000 shares or approximately 31.44% of the issued and outstanding common stock.

Prior to closing, shareholders of the Company adopted Restated and Amended Articles of Incorporation to be effective as of January 17, 2000. Among the amendments was a change in the name of the Company to "San Joaquin Resources Inc."

In conjunction with the change in ownership of a controlling interest in the stock of the registrant, the previous officers and directors of the registrant resigned and appointed as new directors J. Timothy Bowes, Nick DeMare, and Colin
S. McNeil. The new directors elected J. Timothy Bowes as the President and Nick DeMare as Secretary and Treasurer of the Company.

BUSINESS OF SAN JOAQUIN

San Joaquin was incorporated in Nevada on September 14, 1999, to acquire interests in petroleum and natural gas leases in the San Joaquin and Sacramento Basins of California. San Joaquin completed private placements of its common stock in 1999, selling a total of 1,920,000 shares of common stock for gross proceeds of $960,000 and 61,490 Series A Preferred Shares for gross proceeds of $30,745. The Series A Preferred Shares were subsequently converted into 6,149,000 shares of common stock.

AGREEMENTS

i) On September 20, 1999, the Company entered into an agreement (the "Consulting and Overriding Royalty Agreement") covering exploration activity principally in the San Joaquin Basin and, to a lesser extent, in the Sacramento Basin, located in southern California. The Consulting and Overriding Royalty Agreement had an initial term of four months, and renews automatically for four month periods. The Consulting and Overriding Royalty Agreement may be terminated by giving notice 45 days prior to the end of any four month period. The Consulting and Overriding Royalty Agreement provides for the Company retaining the consulting services of Jay S. Davis and Thomas L. Namson (collectively "Davis & Namson") pursuant to a set fee structure in order to generate petroleum and natural gas prospects. As part of the retainer, the Company agreed to compensate Davis & Namson for a minimum of 120 man days during the initial four month term of the agreement, at the following rates: $750/day for Partners, $275/day for Geological Technicians and $750/day for the Travel Day Rate for Partners.

         The Company has also agreed to compensate Davis & Namson for its reasonable expenses incurred in connection with the performance of services. For each prospect Davis & Namson generates the Company has the right to accept or reject the prospect. With respect to prospects the Company accepts, any petroleum and natural gas leases acquired by the Company, within the boundary of the prospect, are subject to a royalty to Davis & Namson, the amount of which is determined in accordance with the Consulting and Overriding Royalty Agreement, but is substantially as follows:


                        ROYALTY PERCENTAGE          IF THE NET REVENUE
                                                       INTEREST IS:

                              3.0%               Greater than 87.5%
                              2.5%               84% to 87.5% inclusive
                              2.0%               81% to 83.99% inclusive
                              1.5%               Less than 81%

         To date the Company has accepted the following  prospects  from Davis &
         Namson:

                  Willow Springs
                  Crocker Canyon
                  Bitterwater Creek
                  Midway Peak

         Davis & Namson is not affiliated with the Company.

         Should the Company reject a prospect Davis & Namson has the right, after four months, to locate a third party to acquire the prospect. During this four month period the Company can elect to accept the prospect and fund the acquisition of petroleum and natural gas leases. The Company still has the right for seven months after the aforesaid four months to acquire a 50% interest in the prospect. As of April 10, 2000, the Company had not rejected any prospects presented by Davis & Namson.

ii) On December 1, 1999, the Company and Canyon Oil ("Canyon") entered into an agreement whereby the Company paid an initial $70,000 to Canyon for technical information provided by Canyon on certain petroleum and natural gas properties (the "Canyon Properties") located in the San
         Joaquin and Sacramento Basins. The Company is also required to pay a renewal payment of $70,000 every four months until termination of the agreement. A payment of $70,000 was due on April 1, 2000. To date the Company has not made this payment and is attempting to renegotiate the terms. Canyon will retain a 14% carried working interest in any of the Canyon Properties which are acquired by the Company.

         Canyon is a limited liability company incorporated in California and is not affiliated with the Company.

         As of April 10, 2000, the Company had not acquired any properties from Canyon.

iii) On November 16, 1999, the Company and Consolidated Earth Stewards Inc. ("CEW") entered into a joint venture agreement whereby the Company agreed to grant CEW a right of first refusal ("ROFR") until October 1, 2001, to participate in a 19% working interest in certain petroleum and natural gas prospects to be identified, acquired or generated by the Company in the San Joaquin and Sacramento Basins. Under the terms of the joint venture agreement CEW had agreed to pay any initial $150,000 for the ROFR and provide an initial advance of $200,000 to fund CEW's share of costs. On November 23, 1999, CEW paid $70,000 to the Company. On February 8, 2000, the Company and CEW amended the joint venture agreement whereby CEW paid the Company a further $8,000 and the Company and CEW agreed to suspend the joint venture agreement and any further obligations of CEW, pending a review of developments in the San Joaquin and Sacramento Basins.

         CEW is a public company trading on the Canadian Venture Exchange. CEW is not affiliated with the Company.

INVESTMENT IN HILTON LLC

A portion of the proceeds from San Joaquin's private offering was used to acquire four membership interests in Hilton Petroleum Greater San Joaquin Basin Joint Venture LLC ("Hilton LLC"), a Colorado limited liability company, for an initial investment of $390,000. As of December 31, 1999, the Company owned 20% of the Hilton LLC's membership interests. The Company has subsequently elected not to fund any further capital contributions for Hilton LLC and expects to have its interest in Hilton LLC converted to shares of Hilton Petroleum Ltd., the manager of Hilton LLC, pursuant to the terms of Hilton LLC's operating agreement. See "Item 2. Description of Property - Other Assets." The remainder of the proceeds from the private placements will be used to generate new prospects for San Joaquin and to fund working capital.

Mr. Nick DeMare, an officer and director of the Company and San Joaquin, is also a director of Hilton Petroleum Ltd., the manager of Hilton LLC. The terms upon which San Joaquin acquired its membership interests in Hilton LLC were the same as those offered to non-affiliated purchasers.

ACQUISITION, EXPLORATION AND DEVELOPMENT EXPENSES

During the fiscal year ended December 31, 1999, the Company incurred $122,590 in costs in identifying potential acquisitions of petroleum and natural gas leases and paid $390,000 for its initial capital contribution for its four membership interests in Hilton LLC. The Company had also entered into an agreement whereby it paid $70,000, to a party at arm's-length, for technical information on certain petroleum and natural gas properties located in the San Joaquin and Sacramento Basins. This payment was offset by a $70,000 payment received by the Company by its granting of a right of first refusal, to a party at arm's length, on properties to be acquired in the San Joaquin and Sacramento Basins. As at December 31, 1999, the Company had not acquired any direct interests in petroleum and natural gas leases.

As of March 31, 2000, the Company had spent approximately $201,875 in leasehold acquisition costs and costs relating to the identification of potential properties and approximately $398,000 for its capital and funding contributions to Hilton LLC. See "Item 2. Description of Properties".

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The Company is participating in exploration activities to locate crude petroleum and natural gas. The principal markets for these commodities are refining companies, natural gas transmission pipeline companies, utilities and private industry end-users, which purchase the crude oil, and natural gas pipeline companies, which purchase the gas.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's petroleum and natural gas exploration activities in the state of California will be undertaken in a highly competitive and speculative business atmosphere. In seeking any other suitable petroleum and natural gas properties for acquisition, the Company will be competing with a number of other companies located in the state of California and elsewhere, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company's initial competitive position in the petroleum and natural gas industry will be significant.

Management does not foresee any difficulties in procuring drilling rigs or the manpower to run them in the area of its operations; however, several factors, including increased competition in the area, may limit the availability of drilling rigs, rig operators and related personnel and/or equipment; such an event may have a significant adverse impact on the profitability of the Company's operations.

The prices of the Company's products are controlled by the world oil market and the United States natural gas market. However, competition in the petroleum and natural gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. The Company, and ventures in which it participates, is relatively small compared to other petroleum and natural gas exploration companies and may have difficulty acquiring additional acreage and/or projects and arranging for the transportation of product, in the event the Company, or ventures in which it participates, is successful in its exploration efforts.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS

At this time,  the  Company  does not offer or sell any  products  or  services;
however it, or any venture in which it participates, is required to obtain permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table.

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs through their effect on oil and gas exploration, development and production operations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates that there will be continuing changes. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose the Company to liability for the conduct of operations or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on the Company's operations. In addition, the Company's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties.

It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

The Company believes it is presently in compliance with all applicable federal, state or local environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current and future operations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

The Company presently has no full-time employees. The officers and directors of the Company have agreed to allocate a portion of their time to the activities of the Company. The Company does not expect any significant changes in the number of employees. If it commences full-scale oil and gas operations, the Company plans to add additional full-time employees, exclusive of executive officers.

The Company's officers and directors are involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another exploration company they are affiliated with, they will disclose the opportunity to all such companies.

RISK FACTORS

Due to the nature of the Company's business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to the Company's operations:

ACCUMULATED LOSSES

During the year ended December 31, 1999, the Company incurred a loss of $147,604. To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its petroleum property acquisitions and the exploration and development of these properties. There can be no assurances that the Company will be able to successfully develop any properties and achieve profitability from its operations.

ABSENCE OF A PUBLIC MARKET

As of April 10, 2000, there is no market for the Company's common stock. The Company is seeking a listing on the Over-the-Counter Bulletin Board system operated by the National Association of Securities Dealers, but there are no assurances that the Company will obtain such a listing or that a market will develop. Consequently, a holder of the Company's common stock may not be able to liquidate his or her investment in the event of an emergency and shares of the Company's common stock may not be accepted as collateral for loans.

EXPLORATION AND PRODUCTION RISKS

The business of exploring for and producing oil and gas involves a substantial risk of investment loss which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which the Company, or any venture in which it participates, may obtain an interest. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond the control of the Company. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in the Company not receiving an adequate return on invested capital. There is no assurance that crude oil or natural gas in commercial quantities will be discovered by the Company, or any venture in which the Company participates.

FINANCING RISKS

The Company has relied on the sale of its equity capital to fund the initial acquisition of its interest in Hilton LLC, the acquisition of its petroleum properties and for working capital. It has no assurance that additional funding will be available to it to fund the acquisition, exploration or development of any additional properties. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to generate operating cash flow or obtain additional financing could result in substantial dilution of the Company's petroleum interests, or delay or indefinite postponement of further exploration and development of its projects with the possible loss of such properties.

UNINSURABLE RISKS

Although management believes the operator of any properties in which the Company and its subsidiary may acquire interests, will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, the Company and its subsidiary may suffer losses from uninsurable hazards or from hazards which the operator or the Company has chosen not to insure against because of high premium costs or other reasons. The Company, and its subsidiary intend to engage in participating in the drilling of both exploratory and development wells. Exploratory wells have much greater dry hole risk than do wells which are drilled offsetting established production. The Company and its subsidiary may become subject to liability for pollution, fire, explosion, blow-outs, cratering and oil spills against which it cannot insure or against which it may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material, adverse effect on the Company's financial position.

NO ASSURANCE OF TITLES

It is the practice of the Company in acquiring petroleum and natural gas leases or undivided interests in petroleum and natural gas leases not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, the Company will rely upon the judgment of petroleum and natural gas lease brokers or landsmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This practice is widely followed in the petroleum and natural gas industry. Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed petroleum and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well; however, neither the Company or companies in which it invests, nor the person or company acting as operator of the well will obtain counsel to examine title to such spacing unit until the well is about to go into production. It frequently happens, as a result of such examinations, that certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. IT DOES HAPPEN, FROM TIME TO TIME, THAT THE EXAMINATION MADE BY THE TITLE LAWYERS REVEALS THAT THE PETROLEUM AND NATURAL GAS LEASE OR LEASES ARE WORTHLESS, HAVING BEEN PURCHASED IN ERROR FROM A PERSON WHO IS NOT THE OWNER OF THE MINERAL INTEREST DESIRED. IN SUCH INSTANCES, THE AMOUNT PAID FOR SUCH PETROLEUM AND NATURAL GAS LEASE OR LEASES IS GENERALLY LOST. To date the Company has not lost title to any of its petroleum and natural gas leases, nor is the Company aware that any of its currently held properties is subject to being lost as a result of faulty titles.

ENVIRONMENTAL REGULATIONS

In general, the exploration and proposed production activities of the Company are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on the Company's operations or financial condition to date. Specifically, the Company is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and the Company is unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry.

The Company believes that its operations comply, in all material respects, with all applicable environmental regulations.

GOVERNMENTAL REGULATIONS

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the petroleum and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. There is no assurance that laws and regulations enacted in the future will not adversely affect the petroleum and natural gas industry. However, since these regulations generally apply to all petroleum and natural gas producers, management of the Company believes that these regulations should not put the Company at a material disadvantage with respect to other petroleum and natural gas producers.

Most states in which the Company may own and/or operate properties have statutes, rules and regulations governing conservation matters including the unitization or pooling of petroleum and natural gas properties, establishment of maximum rates of production from petroleum and natural gas wells and the spacing of such wells.

Petroleum and natural gas mineral rights may be held by individuals or corporations and, in certain circumstances, by governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

In addition to royalties paid to freehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales. Payment of these taxes are in the normal course of operations in the petroleum and natural gas industry and should not have a material impact on the Company's financial condition.

NATURAL GAS AND OIL PRICES

In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. The price of natural gas has exhibited market demand fluctuations; however, because most of the natural gas consumed within the United States is produced within the United States, the price of natural gas has not exhibited the dramatic price fluctuations that crude oil prices have experienced under conditions of high import levels.

COMPETITION

The petroleum and natural gas industry is intensely competitive and the Company competes with other companies which have greater resources. Many of such companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is also competition between the petroleum and natural gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. There is no assurance that the Company will be able to effectively compete against such companies.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

Because of its small size, the Company desires to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on the Company's financial, technical, operational and administrative resources. As the Company expands its activities and increases the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical and administrative resources. The failure to continue to upgrade the Company's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

The success of the Company's operations and activities is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its management could have a material adverse effect on the Company. The Company has not obtained "key man" insurance for any of its management.

Mr. Bowes is the President of the Company. The loss of the services of Mr. Bowes may adversely affect the business and prospects of the Company.

ADEQUATE LABOR

In the event the Company needs to employ additional personnel, it will need to recruit qualified personnel to staff its operations. The Company believes that such personnel currently are available at reasonable salaries and wages in the geographic areas in which the Company operates. There can be no assurance, however, that such personnel will be available in the future. In addition, it cannot be predicted whether the labor staffing at any of the Company's projects will be unionized, which may result in potentially higher operating costs.

DIVIDEND RISKS

The Company has not paid any dividends on its common shares and does not intend to pay dividends on its common shares in the immediate future. Any decision to pay dividends on its common shares in the future will be made by the board of directors on the Company on the basis of earnings, financial requirements and other such conditions that may exist at that time.

CONFLICTS OF INTEREST

Certain of the directors also serve as directors of other companies or have significant shareholdings in other companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such a participation or such terms.

In accordance with the laws of the State of Nevada, the directors of the Company are required to act honestly and in good faith with a view to the best interests of the Company. In determining whether or not the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

See also "Item 13. Interest of Management in Certain Transactions."

PENNY STOCK REGULATION

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stock". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If the Company's shares are traded for less than $5 per share the shares will be subject to the SEC's penny stock rules unless (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Should a trading market for the Company's Common Stock commence and should the Company's Common Stock become subject to the penny stock rules, the holders of the Common Stock may find it difficult to sell the Common Stock of the Company.

ENFORCEMENT OF LEGAL PROCESS

All of the directors and executive officers of the Company reside outside the United States. A substantial portion of the assets of such persons and of the Company are located outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws. Canadian courts may not entertain original actions against the Company's directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in Canada, and since most of the Company's assets are located outside the United States, any judgment obtained in the United States against the Company or such persons may not be collectible within the United States.

ITEM 2.           DESCRIPTION OF PROPERTY.

PETROLEUM AND NATURAL GAS PROPERTIES

The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploration for and development of petroleum and natural gas. All of the Company's properties are located in the continental United States.

As of March 31, 2000, the Company had acquired the following petroleum and natural gas leases under the Consulting and Overriding Royalty Agreement with Davis & Namson:

WILLOW SPRINGS PROSPECT

Location: West side of the San Joaquin Basin in Townships 29 and 30 South, Range 21 East, Kern County, California.

Leases: To date the Company acquired one petroleum and natural gas lease containing 65 acres from the United States Department of the Interior, Bureau of Land Management. Currently the Company, through its land broker, is in the process of contacting the remaining owners of the petroleum and natural gas rights to obtain leases covering a significant portion of the prospect. Many of the owners of the mineral rights have agreed to enter into petroleum and natural gas leases with respect to this prospect. Currently the Company is in the process of completing legal documentation to register these leases. The leases will have lessor royalty of between 12.5% to 20% with a term ranging between two to ten years.

Ownership: The Company expects to have a 100% working interest in the leases it has acquires on the Willow Springs Prospect and net revenue interests of 77% to 84.5% in those leases. After acquiring a significant lease position the Company may sell all or a portion of this prospect to fund its further activities.

Access and Topography: The Willow Springs Prospect is situated in low hills with some small ravines. The proposed surface location of an exploration well is accessible by paved and well graded dirt roads.

Geological Description: The Willow Springs Prospect is a four way closed anticline defined by well data including stratigraphic correlation, dip meter and core dip. The primary reservoir targets are the Phacoides sandstone, Oceanic sandstone, and Point of Rocks sandstone. The Phacoides and Point of Rocks sandstones are trapped by four way closure whereas the Oceanic sandstone is trapped by a combination structure and stratigraphic trap. The seal with respect to the prospect is over 6,000 feet of shale dominated by Monterey and Temblor formation. The prospect size is approximately 550 acres for the Phacoides sandstone, 320 acres for the Oceanic sandstone, and 600 acres for the Point of Rocks sandstone. An exploration well to test this prospect would be roughly 8,000 feet (MD). It is expected that the gravity of the oil, should it be found, will be in the range of 35(degree) to 50(degree) API (a measurement of the density of liquid petroluem). Light crude oil generally has an API of between 35(degree) and 45(degree); therefore, management believes the API of the oil is economical to produce. This range was obtained from offsetting fields.

CROCKER CANYON PROSPECT

Location: The Crocker Canyon Prospect is located on the west side of the San Joaquin basin in Townships 30 and 31 South, Range 21 East in Kern and San Luis Obispo Counties, California.

Leases: The Company acquired on March 16, 2000 two United States Department of the Interior, Bureau of Land Management petroleum and natural gas leases totaling 2,732 net acres which cover the prospect. These leases are for a ten year term with a 12.5% lessor royalty.

Ownership: The Company has acquired a 100% working interest in the Canyon Creek Prospect, with an 84.5% net revenue interest in the prospect. It may sell all or a portion of this prospect to fund further activities.

Access and Topography: The surface area is mountainous with steep ravines. The proposed exploration well drill site is accessible by paved and well graded dirt roads.

Geological Description: The Canyon Creek prospect is a four way closed anticline defined by well data including stratigraphic correlation; dip meter and core dip. The primary reservoir targets are the Carneros sandstone, Phacoides sandstone, Oceanic sandstone and the Point of Rocks. For the Carneros sandstone the closure area prospect size is between 2,150 to 3,400 acres with the remaining three reservoirs having a closure area (prospect size) of between 1,300 to 2,300 acres. The seal for this prospect is over 8,000 feet of shale dominated Monterey and Temblor formations. An exploration well to test this prospect would be drilled to approximately 10,000 feet (MD). It is expected that the gravity of the oil would range between 35(degree) to 50(degree); therefore, management believes the API of the oil is economical to produce. API based upon the gravity of oil in offsetting fields.

BITTERWATER CREEK & MIDWAY PEAK PROSPECTS

Exploration prospects were generated by Davis & Namson for the Bitterwater Creek and Midway Peak prospects. A large percentage of these prospects are owned (but not leased) by the United States Department of the Interior, Bureau of Land Management. The Company requested that leases covering these prospects be tendered for sale at the March 16, 2000 competitive lease sale. After due consideration of the Company's request the Bureau of Land Management declined to tender these leases for sale given that a large portion of the requested leases were located within the Carrizo Plain Natural Area which is currently subject to review for creation of a restricted surface access area. Given that a large proportion of these two prospects are covered by old natural gas rights owned by the Bureau of Land Management the Company has elected not to further pursue these prospects until the Bureau of Land Management agrees to tender the rights for lease sale.

OTHER ASSETS

As of December 31, 1999, Hilton LLC owned a 2.25% working interest in various petroleum and natural gas prospects (the "San Joaquin Joint Venture") in the San Joaquin Basin and was required to pay 4% of the costs to drill the initial wells on each of the initial three prospects in the San Joaquin Joint Venture and 3% of the costs on any subsequent wells. As a member of Hilton LLC, San Joaquin was required to fund its pro-rata share of all the capital requirements of Hilton
LLC. In the event that San Joaquin failed to pay its additional cash call capital contributions within a specified time period, San Joaquin, as a defaulting member, would lose its interest in Hilton LLC to Hilton Petroleum Ltd. If the default were to occur within 24 months of the initial capital contribution, San Joaquin would, no sooner than 12 months if the default occurred before 12 months, receive common shares of Hilton Petroleum Ltd. for its investment at the then prevailing prices, for its investment cost. If such failure were to occur after 24 months then Hilton Petroleum Ltd. would fund the capital contribution of San Joaquin and retain San Joaquin's share of cash flow until 300% of the defaulted cash call is repaid to Hilton Petroleum Ltd. On April 4, 2000, San Joaquin advised Hilton LLC and Hilton Petroleum Ltd. that it would no longer fund any further capital contributions and has elected to receive common shares of Hilton Petroleum Ltd. The number of shares will be determined in accordance with Hilton LLC's operating agreement. According to the terms of the operating agreement, the Company cannot obtain the Hilton Petroleum Ltd. common shares prior to September 30, 2000, and the number of shares will be based upon the average of the closing price of the shares of Hilton Petroleum Ltd. on the Canadian Venture Exchange for the 30-days immediately prior to September 30, 2000. As of March 31, 2000, the Company had paid approximately $398,000 for its share of capital and funding contributions to Hilton LLC.

UNDEVELOPED ACREAGE

As of December 31, 1999 and March 31, 2000, the Company, directly or indirectly, held undeveloped acreage as follows:


                                                  December 31, 1999                         March 31, 2000
                                          ---------------------------------        --------------------------------

Undeveloped Acres:
         Gross                                          -0-(1)<F1>                               2,797
         Net                                            -0-(1)<F1>                               2,797


<F1>
(1)      Not including any interest owned by the Company through Hilton LLC in the San Joaquin Joint Venture.


As of March 31, the Company had acquired three leases from the federal government. Each lease is for a period of 10 years. The Company is required to pay $1/acre per year to the federal government under each lease. The lease payments relating to the Willow Springs Prospect are $65 per year and the lease payments relating to the Crocker Canyon Prospect are $2,732 per year. These leases are also subject to a royalty of 12.5% to the leaseholders and approximately 3% to Davis & Namson.

The Company is continuing with the negotiation, acquisition and registration of additional petroleum and natural gas leases.

PRINCIPAL OFFICES

The Company operates from its offices at 53 Stratford Place, S.W., Calgary, Alberta T3H 1H7 Canada. Space is provided to the Company on a rent free basis by Mr. Bowes, an officer, director and principal shareholder of the Company. Management believes that this space will meet the Company's needs for the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS.

Not Applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By written consent dated December 15, 1999, shareholders of the Company holding 608,000 of the 1,000,000 outstanding shares (60.8%) of the Company's common stock approved and adopted the amendments contained in the Amended and Restated Articles of Incorporation and the Company's 1999 Stock Option Plan.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of April 10, 2000, no public market exists for the Company's shares. Management intends to seek market makers to quote the Company's shares on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board"). Management does not know if, or when, a market will exist for the Company's shares.

As of April 10,  2000,  there were 104 record  holders of the  Company's  Common
Stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the terms of the Agreement and Plan of Reorganization, effective December 31, 1999, the Company issued 8,069,000 shares of its common stock in exchange for all of the issued and outstanding common stock of San Joaquin. The shares were issued pursuant to Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission. The shares were issued to not more than 35 non-accredited investors and bear restrictive legends.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS

The following discussion of the results of operations of the Company for the the period from inception (September 14, 1999) to December 31, 1999 should be read in conjunction with the consolidated financial statements of the Company and related notes included therein.

The Independent Accountant's Report and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities and ultimately achieving profitable operations.

BUSINESS COMBINATION

LEK International, Inc. ("LEK") was incorporated for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. On December 31, 1999, LEK completed the Agreement and Plan of Reorganization whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of San Joaquin. San Joaquin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. San Joaquin is an exploration stage oil and gas company and as of December 31, 1999, has not earned any production revenue, nor found proved resources on any of its properties. San Joaquin's principal activities have been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in Hilton LLC.

As a result of this transaction, San Joaquin became a wholly-owned subsidiary of LEK, and effective January 17, 2000, LEK changed its name to San Joaquin Resources Inc. Since this transaction resulted in the former shareholders of San Joaquin acquiring control of LEK, for financial reporting purposes the business combination was accounted for as an additional capitalization of LEK (a reverse acquisition with San Joaquin as the accounting acquirer). The operations of San Joaquin will be the only continuing operations of the Company. In accounting for this transaction:

i) San Joaquin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value;

ii) control of the net assets and business of LEK was acquired effective December 31, 1999, for no consideration; and

iii) the consolidated financial statements of operations, stockholders' equity and cash flow include San Joaquin's results of operations and changes in cash flow for the period from inception, September 14, 1999, to December 31, 1999.

The Company's fiscal year end is December 31.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information due to the programming of a two digit year rather than a four digit year. The risk is that a system will recognize the digits "00" as 1900 rather than the year 2000, or that the system may not recognize "00" as a year at all. As a result, computers and embedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

During 1999, the Company assessed the impact of Year 2000 issues on its business operations. The Year 2000 issue may affect the Company in four principal areas including: computer systems such as personal computers, operating systems, business software, and application software including accounting systems, technical support software and administration software; field assets (primarily embedded systems) such as programmable logic controllers and equipment control panels; other systems such as telephones, photocopiers and facsimile machines; and third-party suppliers such as joint venture partners, customers who purchase natural gas and crude oil, suppliers of field parts and services and service providers such as banks and insurance companies. The Company has implemented and tested its computer software and hardware, field assets and other systems for Year 2000 compliance.

The Company's Year 2000 program is designed to reduce the Company's risk of material losses due to the Year 2000 issue. However, the Company cannot be certain that all aspects of Year 2000 compliance will be resolved, especially with respect to third parties upon which the Company is dependent, nor can the Company be certain that it will be able to develop contingency plans which will adequately address all anticipated or unexpected failures. Therefore, the Company cannot provide assurance that the Year 2000 issue will not materially and adversely affect the Company's operations and financial results.

As of March 31, 2000, the Company has not experienced any Year 2000 related problems.

OVERVIEW

The Company, through its subsidiary, San Joaquin, is engaged in the business of acquiring and exploring for petroleum and natural gas prospects.

The Company follows the full cost method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of- production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.

In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling test. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At December 31, 1999, there were no reserves.

RESULTS OF OPERATIONS

PERIOD FROM SEPTEMBER 14, 1999 (INCEPTION) TO DECEMBER 31, 1999

During the period ended December 31, 1999, the Company recorded a net loss of $147,604, a loss of $0.03 per common share. During the period the Company earned interest revenue of $5,784 as a result of interest earned on deposits held from funds received from the Company's equity financings.

During 1999, the Company incurred total expenses of $155,058. Of this amount, the majority of the costs (audit and legal costs of $21,148, professional fees of $95,362, and travel costs of $33,212) related to the Company's acquisition of San Joaquin. Included in professional fees was $18,000 relating to the salary of the current President of the Company.

During 1999, the Company paid $390,000 for its four membership units in Hilton LLC and incurred $192,590 for costs of identifying and reviewing prospective petroleum and natural gas leases. Although no properties were acquired in 1999, a number of prospects were acquired in 2000 and additional acquisitions are ongoing. See "Item 2. Material Properties". In 1999, the Company also received $70,000 on the granting of an option to CEW to participate in the exploration and development of properties acquired by the Company. These proceeds were credited to property costs.

The Company completed equity financings totalling $990,745 during 1999. The proceeds have been used as described above, with the remainder allocated for additional property acquisitions and general working capital.

LIQUIDITY AND PLAN OF OPERATIONS

In management's view, given the nature of the Company's operations, which consist of the acquisition, exploration and evaluation of petroleum and natural gas properties, the most meaningful information relates to current liquidity and solvency. The Company's financial success will be dependent upon the extent to which it can discover sufficient economic reserves and successfully develop the properties. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas discovered by the Company is largely dependent upon other factors beyond the Company's control.

To date, the Company's capital needs have been met by equity financings. As at March 31, 2000, the Company had approximately $197,000 in cash which management has allocated to:

i) acquire approximately 650 acres of petroleum and natural gas leases in the Willow Springs project; and

ii) continue to fund the retainer fees to Davis & Namson through September 2000. Davis & Namson has additional prospects in the San Joaquin Basin on which they need to carry out additional geological studies to determine if the prospects satisfy the Company's criteria to justify acquiring petroleum and natural gas leases covering said prospects.

In order to reduce its outlay of capital the Company has decided to convert its interest in the Hilton LLC into common shares of Hilton Petroleum Ltd. By making this election the Company is no longer subject to cash calls for wells drilled in the San Joaquin Joint Venture. Pursuant to the terms of the operating agreement of Hilton LLC, it is anticipated that the Company will receive shares in Hilton Petroleum Ltd. See "Item 2. Description of Properties - Other Assets." The number of shares to be issued cannot be determined at this time. The agreement provides that no shares can be issued until twelve months after the date of the investment in the Hilton LLC, which in the case of the Company is September 30, 2000. In addition, the price for the shares of Hilton Petroleum Ltd. will be determined at this future date. The objective of the agreement is to reimburse the Company for its investment in Hilton LLC with common shares of Hilton Petroleum Ltd.

It is anticipated these shares in Hilton Petroleum Ltd. will be sold in an orderly manner on the Canadian Venture Exchange in the fourth quarter year 2000 and the first half of the year 2001. The money received from the sale of these shares will be used to fund the further activity of the Company. There are no assurances that the Company will be able to sell the shares of Hilton Petroleum Ltd. which the Company receives or that the Company will realize an amount upon any such sales sufficient to reimburse the Company for its expenditures.

It is the intention of the Company to raise additional capital in the following ways to fund the acquisition of additional prospects and to drill exploration wells on the Willow Springs and Crocker Canyon prospects:

         a. Farmout both Willow Springs and Crocker Canyon prospects whereby the Company will be carried through the cost to drill, complete, equip or abandon an exploration well on each prospect and retain a negotiated working interest in each prospect. Alternatively, the Company may elect to sell all or portions of Willow Springs and/or Crocker Canyon prospects. The funds derived from the sale could be used to pay the Company's portion of the cost to drill, complete, equip or abandon an exploration wellon the working interest Company retains in the prospects.

         b. By raising additional capital through a private placement of common stock of the Company.

During 2000 the operational plans for the Company entail conducting the following:

         a. Complete acquisition of petroleum and natural gas leases in the Willow Springs Prospect.

         b. Continue the services of Davis & Namson in generating prospects in the San Joaquin Basin which will be accepted or rejected by the Company. In prospects the Company accepts, acquire available petroleum and natural gas leases covering said prospects.

         c. Either sell all or a portion of its interest in the Willow Springs and Crocker Canyon prospects or, alternatively, farmout its interest in said prospects. This action is necessary to facilitate the drilling of an exploration well on each prospect in year 2000 or early year 2001.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing (through the sale of its equity interests or interests in its properties) or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.


ITEM 7.           FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 2000, Kish, Leake & Associates, P.C., resigned as the Company's independent accountants, and the Company engaged Wheeler Wasoff, P.C., Denver, Colorado, as the Company's new independent accountants.

There were no disagreements or reportable events between the Company or Kish, Leake & Associates, P.C.

Prior to the engagement of Wheeler Wasoff, P.C. the Company did not consult Wheeler Wasoff, P.C. regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

The resignation of Kish, Leake & Associates, P.C. and the retention of Wheeler Wasoff, P.C., was approved by the Company's Board of Directors.


                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

         J. Timothy Bowes           President and director since December 31, 1999.
         Nick DeMare                Secretary, Treasurer and director since December 31, 1999.
         Colin S. McNeil            Director since December 31, 1999.

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Interim replacements for resigning directors and officers are appointed by the Board of Directors. As of April 10, 2000, directors of the Company received no compensation solely for their service as directors. Set forth below are brief descriptions of the recent employment and business experience of the Company's officers and directors.

J. TIMOTHY BOWES (AGE 44): Mr. Bowes holds a Bachelor of Commerce degree and a Masters of Business Administration degree, both from the University of British Columbia. On October 26, 1999, Mr. Bowes became the President, Chief Executive Officer, and a director of Lucre Ventures Ltd., a public petroleum and natural gas company listed on the Canadian Venture Exchange. Prior to Mr. Bowes employment with the Company and Lucre Ventures Ltd., he was primarily engaged as a self-employed consultant involved in the structuring of mergers and acquisitions of petroleum and natural gas companies. Prior to starting his own consulting business, Mr. Bowes was employed by Yorkton Securities Inc. He began working for Yorkton in October 1994 as a Senior Analyst for petroleum and natural gas properties. Mr. Bowes held several positions at Yorkton in which he was responsible for, among other things, reviewing, structuring and approving all initial public offerings generated from Yorkton's Calgary Office during the period from June 1995 to April 1997. From April 1997 to March 1999, Mr. Bowes was the Vice President Corporate Finance in the Natural Resources section of the Calgary office of Yorkton Securities (subject to regulatory approval).


Prior to Mr. Bowes' employment with Yorkton, he was employed as the Land Manager of Numac Energy Inc., which was created as a result of the 1993 merger of Westcoast Petroleum Ltd. and Numac Oil & Gas Ltd. Prior to the merger, Mr. Bowes was the Land Manager for Westcoast Petroleum Ltd.

NICK DEMARE (AGE 45): Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. He is the President of Chase Management Ltd., a private British Columbia company which provides a broad range of administrative, management and financial services to private and public companies with varied interests in mineral exploration and development, gold and silver production, petroleum and natural gas and venture capital. In addition to various Canadian public companies, Mr. DeMare is a director of the following U.S. reporting companies: Hilton Petroleum Ltd., Trimark Oil & Gas Ltd., IMA Exploration, Inc., Peruvian Gold Limited and Ardis Telecom and Technologies, Inc.

COLIN S. MCNEIL (AGE 52): Mr. McNeil holds a Bachelor of Science (Geology) degree from the University of Calgary. Since 1996 he has been the President of
C. McNeil and Associates Inc., a private company which provides geological consulting services to clients for domestic and international exploration and development projects. Mr. McNeil is a member of the board of directors of Pilot Energy Corp. and Mount Dakota Energy Corp. From June 1996 to March 1997, Mr. McNeil was the Vice President, Chief Financial Officer and a director of Briggand Energy Corp., where he assisted in the formation, financing and listing of Briggand on the Alberta Stock Exchange. In addition, Mr. McNeil assisted with a reverse-takeover between Briggand and Canop Worldwide Corp. During 1995, Mr. McNeil was the President of Hyenergy Corp., a private corporation formed to evaluate and purchase production assets. From 1993 to 1994, Mr. McNeil was the Manager of International Exploration for Numac Energy Inc. Mr. McNeil was responsible for managing and directing an exploration budget of approximately $10 million. Mr. McNeil also participated in and managed exploration programs in Libya and Indonesia, evaluated exploration, development and enhanced oil recovery projects in Africa, South America, the Middle East, and South-East Asia for Numac. While with Numac, Mr. McNeil managed and participated in a worldwide "scoping" study to determine the future direction of Numac.

Mr. McNeil is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta, the Society of Exploration Geophysicists, the Canadian Society of Exploration Geophysicists, the American Association of Petroleum Geologists, and the Canadian Society of Petroleum Geologists.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company's affairs as is reasonably needed.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. David Ward and Robert Hemmerling were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3. None of such persons filed a report on Form 5 for the fiscal year ended March 31, 1999. To the best of the Company's knowledge, with the exception of Mr. Bowes, no reports have been filed by any persons who owned 10% or more of the Company's registered equity securities.


ITEM 10.          EXECUTIVE COMPENSATION.

The following table sets forth information for David Ward and J. Timothy Bowes. Mr. Ward and Mr. Bowes each served as the Company's Chief Executive Officer ("CEO") during the fiscal year ended December 31, 1999. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.


                                                                                     LONG TERM COMPENSATION

                                              ANNUAL COMPENSATION                 AWARDS              PAYOUTS

                                                              OTHER       RESTRICTED   SECURITIES
NAME AND                                                      ANNUAL         STOCK     UNDERLYING                    ALL OTHER
PRINCIPAL                                                     COMPEN-       AWARD(S)    OPTIONS /       LTIP          COMPEN-
POSITION              YEAR          SALARY($)     BONUS($)    SATION ($)      ($)        SARS ($)     PAYOUTS ($)    SATION ($)


David Ward,          1999(3)<F3>        -0-          -0-        -0-           -0-          -0-           -0-            -0-
Former               1999(4)<F4>        -0-          -0-        -0-           -0-          -0-           -0-            -0-
President and        1998(5)<F5>        -0-          -0-        -0-           -0-          -0-           -0-            -0-
Former Chief
Executive
Officer(1)<F1>

J. Timothy             1999          18,000(6)<F6>   -0-        -0-           -0-          -0-           -0-            -0-
Bowes
President and
Chief
Executive
Officer(2)<F2>


<F1>
(1)      Mr. Ward  resigned effective December 31, 1999.
<F2>
(2)      Mr. Bowes was appointed effective December 31, 1999.
<F3>
(3)      Fiscal year ended December 31, 1999.
<F4>
(4)      Fiscal year ended March 31, 1999.
<F5>
(5)      Fiscal year ended March 31, 1998.
<F6>
(6) San Joaquin has agreed to compensate Mr. Bowes at the rate of $6,000 per month. The compensation included in the table includes Mr. Bowes compensation from San Joaquin.


The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. At December 31, 1998 and 1999, none of the Named Executive Officers held any options to acquire shares of the

Company's stock.

STOCK OPTION PLANS

By written consent dated December 15, 1999, the shareholders of the Company adopted the Company's 1999 Stock Option Plan to be effective January 17, 2000.

Pursuant to the 1999 Stock Option Plan (the "Plan") an aggregate of 1,176,900 shares of the Company's common stock (the "Available Shares") has been reserved for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The Plan also provides for annual adjustment in the number of Available Shares, commencing upon the beginning of the next fiscal year, to a number equal to 10% of the number of shares outstanding as of the end of the preceding fiscal year or 1,176,900 shares, whichever is greater.

The Plan is designed to (i) induce qualified persons to become employees, officers, or directors of the Company; (ii) reward such persons for past services to the Company; (iii) encourage such persons to remain in the employ of the Company or associated with the Company; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of business of the Company. No stock options have been granted under this Plan.

The Plan will be  administered  by the the  Board of  Directors  (the  "Board").
Transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Board has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code") or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify. See "Federal Income Tax Consequences" below. The Board also may determine the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the instruments evidencing Options granted under the Plan. The Board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. The Board may amend the Plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements.

Grants to employee directors and officer/directors can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option to an employee director or officer/director that exceeds the dollar limitations of Code Section 422 will be treated as a Non-Qualified Stock Option.

The Board also may construe the Plan and the provisions in the instruments evidencing options granted under the Plan to employee and officer participants and is empowered to make all other determinations deemed necessary or advisable for the administration of the Plan. The Board may not adversely affect the rights of any participant under any unexercised option or any potion thereof without the consent of such participant. This Plan will remain in effect until it is terminated by the Board, except that no Incentive Stock Option will be granted after December 15, 2009.

The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

Participants in the Plan may be selected by the Board from employees and officers of the Company and its subsidiaries and consultants to the Company and its subsidiaries. In determining the persons to whom options will be granted and the number of shares to be covered by each option, the Board will take into account the duties of the respective persons, their present and potential contributions to the success of the Company, and such other factors as the Board deems relevant to accomplish the purposes of the Plan.

Only employees of the Company and its subsidiaries, as the term "employee" is defined for the purposes of the Code, and consultants to the Company will be entitled to receive Incentive Stock Options. Incentive Stock Options granted under the Plan are intended to satisfy all requirements for incentive stock options under Section 422 of the Code and the Treasury Regulations thereunder.

Each option granted under the Plan will be evidenced by a written option agreement between the Company and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non- Qualified Stock Option granted under the Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant thereof. "Fair Market Value" per share as of a particular date is defined in the Plan as the last sale price of the Company's common stock as reported on a national securities exchange or on the NASDAQ System or, if none, the average of the closing bid and asked prices of the Company's common stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Board in its discretion in good faith.

The exercise period of options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the common stock of the Company will be for no more than five years. The Board will have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate. However, no exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

To exercise an option, the optionee must pay the full exercise price in cash, in shares of common stock having a Fair Market Value equal to the option price or in property or in a combination of cash, shares, and property and, subject to approval of the Board. The Board has the sole and absolute discretion to determine whether or not property other than cash or common stock may be used to purchase the shares of common stock thereunder and, if so, to determine the value of the property received.

An option may not be exercised unless the optionee then is an employee, officer, or director of the Company or its subsidiaries, and unless the optionee has remained continuously as an employee, officer, or director of the Company since the date of grant of the option. If the optionee ceases to be an employee, officer, or director of the Company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, officer or director of the Company. All options which are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

If an optionee dies while an employee, officer or director of the Company, or if the optionee's employment, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the optionee, only by the optionee and thereafter only by his legal representative. An optionee has no rights as a shareholder with respect to any shares covered by an option until the option has been exercised.

As a condition to the issuance of shares upon the exercise of an option, the Company will require the optionee to pay to the Company the amount of the Company's tax withholding liability required in connection with such exercise. The Company, to the extent permitted or required by law, may deduct a sufficient number of shares due to the optionee upon exercise of the option to allow the Company to pay such withholding taxes. The Company is not obligated to advise any optionee of the existence of any tax or the amount which the Company will be so required to withhold.

FEDERAL INCOME TAX CONSEQUENCES

The federal income tax discussion set forth below is included for general information only. Optionees are urged to consult their tax advisors to determine the particular tax consequences applicable to them, including the application and effect of foreign, state, and local income and other tax laws.

INCENTIVE STOCK OPTIONS. No income results to the holder of an Incentive Stock Option upon the grant thereof or issuance of shares upon exercise thereof. The amount realized on the sale or taxable exchange of the Option Shares in excess of the option exercise price will be considered a capital gain, except that, if a sale, taxable exchange, or other disposition occurs within one year after exercise of the Incentive Stock Option or two years after the grant of the Incentive Stock Option (generally considered to be a "disqualifying disposition"), the optionee will realize compensation, for federal income tax purposes, on the amount by which the lesser of (i) the fair market value on the date of exercise or (ii) the amount realized on the sale of the shares, exceeds the exercise price. Any appreciation on the shares between the exercise date and the disposition will be taxed to the optionee as capital gain. The difference between the exercise price and the fair market value of the shares acquired at the time of exercise is a tax preference item for the purpose of calculating the alternative minimum tax on individuals under the Code. This preference amount will not be included again in alternative minimum taxable income in the year the taxpayer disposes of the stock.

NON-QUALIFIED STOCK OPTIONS. No compensation will be realized by the optionee of a Non-Qualified Stock Option at the time it is granted. Upon the exercise of a Non-Qualified Stock Option, an optionee will realize compensation for federal income tax purposes on the difference between the exercise price and the fair market value of the shares acquired at the time of exercise. If the optionee exercises a Non-Qualified Stock Option by surrendering shares of the Company's common stock, the optionee will not recognize income or gain at the time of exercise.

CONSEQUENCES TO THE COMPANY. The Company recognizes no deduction at the time of grant or exercise of an Incentive Stock Option and recognizes no deduction at the time of grant of a Non-Qualified Stock Option. The Company will recognize a deduction at the time of exercise of a Non-Qualified Stock Option on the difference between the option price and the fair market value of the shares on the date of grant. The Company also will recognize a deduction to the extent the optionee recognizes income upon a disqualifying disposition of shares underlying an Incentive Stock Option.

VESTING

Unless otherwise specified in an optionee's agreement, options granted under the Plan will become vested with the optionee over a two-year period, with one-sixth of the options vesting every four months, in addition to any other vesting requirements determined by the Board at the time of grant.

OPTION/SAR/LTIP AWARDS

Since its inception, the Company has not granted any Stock Options, Stock Appreciation Rights or Long Term Incentive Plan payouts.

EMPLOYMENT AGREEMENTS

None.

DIRECTORS' COMPENSATION

The Company does not compensate directors for services in their capacities as directors. The Company compensates directors for services in other capacities.

Mr. Bowes is paid a consulting fee of $6,000 per month. During the period ended December 31, 1999, the Company paid Mr. Bowes a total of $18,000 for services to the Company and/or San Joaquin.

Chase Management Ltd., a private company indirectly wholly owned by Nick DeMare, an officer and director of the Company, provides management and accounting services to the Company and is compensated for such services at its usual rate. During the period ended December 31, 1999, the Company paid Chase a total of $2,341 for services to the Company and/or San Joaquin.

Mr. McNeil, a director of the Company, provides consulting services to the Company. Mr. McNeil receives a combination of stock and cash in payment for services as follows:

a. Mr. McNeil's compensation is paid one-half in the Company's stock, valued at the average of the bid and ask price of the Company's common stock during the month in which the services are performed, and the remaining one-half in cash.

b. If the Company's common stock is not traded on an exchange or in the over-the-counter market, the value of common stock issued to Mr. McNeil will be the fair value of the shares, as determined by the Company's Board of Directors, but such value shall not be less than the last price at which shares were sold to investors.

During the period ended December 31, 1999, the Company, or San Joaquin, had paid Mr. McNeil a total of $7,219 in cash and a further $7,220 remained unpaid and is to be settled by the issuance of shares of common stock of the Company, the amount of which was still to be determined at April 10, 2000.


ITEM 11.          SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS  AND
                  MANAGEMENT.

The following table sets forth information, as of April 10, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group:


                                                     AMOUNT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED          PERCENT OF CLASS

J. Timothy Bowes (1)<F1>                                1,533,000                    13.03%
53 Stratford Place, S.W.
Calgary, Alberta, Canada T3H 1H7

Nick DeMare (2)<F2>                                      135,000                     1.15%
Suite 1305, 1090 W. Georgia Street
Vancouver, British Columbia, Canada V6E
3V7

Colin McNeil                                                0                          --
340B, 630 - 6th Avenue, S.W.
Calgary, Alberta, Canada T2P 0S8

Officers and Directors as a group (3                    1,668,000                    14.17%
persons)





<F1>
(1) These shares are held of record by Bowesco Incorporated, a company owned and controlled by Mr. Bowes.
<F2>
(2) These shares are held of record by DNG Capital Corp., a company owned and controlled by Mr. DeMare.


CHANGES OF CONTROL

As of the date of this annual report, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, nor, to the best of the information and belief of the present management of the Company, any of the former directors, senior officers or principal shareholders of the Company, nor any family member of such former directors, officers or principal shareholders, have or have had any material interest, director or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect the Company. Management believes the following transactions are as fair to the Company and similar to terms which could be obtained from unrelated third parties.

1.       On  June  15,  1999,  Hilton  Petroleum  Ltd.,   indirectly  through  a
         subsidiary, entered into an agreement with Berkley and acquired a further net 4% capital interest (2.25% working interest) in the San Joaquin Joint Venture for $1,400,000. Hilton LLC used the proceeds from the sale of its membership units to purchase from Hilton Petroleum Ltd. a 2.25% working interest in the San Joaquin Joint Venture for $1,550,000. Hilton LLC is required to pay 4% of the costs to drill the initial wells on each of the initial three prospects in the San Joaquin Joint Venture, as discussed below. Hilton Petroleum Ltd. is the manager and operator of Hilton LLC. The Company acquired four membership interests in Hilton LLC for an initial purchase price of $390,000. Hilton LLC members, including the Company, are required to fund their pro-rata share of all the capital requirements of Hilton LLC. See "Item
         1. Description of Business."

         As part of the acquisition of the 4% capital interest which was subsequently sold to Hilton LLC, Hilton Petroleum Ltd. also acquired, as part of the $1,400,000 purchase price, an additional 0.7% (4% of 17.5%) reversionary interest in the East Lost Hills Joint Venture. The 0.7% interest was not sold to Hilton LLC with the 4% capital interest.

         Mr. Nick DeMare, an officer and director of the Company and San Joaquin, is also a director of Hilton Petroleum Ltd., the manager of Hilton LLC. However, the terms upon which San Joaquin acquired its membership interests in Hilton LLC were the same as those offered to non-affiliated purchasers.

2. Chase Management Ltd., a private company indirectly wholly owned by Nick DeMare, an officer and director of the Company, has provides management and accounting services to the Company and is compensated for such services at its usual rate. During the period ended December 31, 1999, the Company paid Chase a total of $2,341 for services to the Company and/or San Joaquin.

3. Mr. McNeil, a director of the Company, provides consulting services to the Company. Mr. McNeil receives a combination of stock and cash in payment for services as follows:

         a. Mr. McNeil's compensation is paid one-half in the Company's stock, valued at the average of the bid and ask price of the Company's common stock during the month in which the services are performed, and the remaining one-half in cash.

         b. If the Company's common stock is not traded on an exchange or in the over-the-counter market, the value of common stock issued to Mr. McNeil will be the fair value of the shares, as determined by the Company's Board of Directors, but such value shall not be less than the last price at which shares were sold to investors.

         During the period ended December 31, 1999, the Company, or San Joaquin, had paid Mr. McNeil a total of $7,219 in cash, a further $7,220 remained unpaid and is to be settled by the issuance of shares of common stock of the Company, the amount of which was still to be determined at April 10, 2000.

4. During September 1999, Mr. Bowes and Mr. DeMare purchased shares of San Joaquin Oil & Gas Ltd. Series A Convertible Preferred Stock ("San Joaquin Convertible Preferred Stock"). Mr. Bowes, through Bowesco Incorporated, a company owned and controlled by Mr. Bowes, purchased 15,330 shares of San Joaquin Convertible Preferred Stock. Mr. DeMare purchased 1,350 shares of San Joaquin Convertible Preferred Stock. Mr. Bowes and Mr. DeMare purchased their shares of San Joaquin Convertible Preferred Stock at a price of $0.50 per share, which was the same price offered to non-affiliates. During October 1999, all outstanding shares of San Joaquin Convertible Preferred Stock were converted into shares of San Joaquin Oil & Gas Ltd. common stock at the ratio of 100 shares of common stock for each share of San Joaquin Convertible Preferred Stock. Subsequent to the conversion, Mr. Bowes owned 1,533,000 shares of San Joaquin Oil & Gas Ltd. common stock and Mr. DeMare owned 135,000 shares of San Joaquin Oil & Gas Ltd. common stock. Mr. Bowes and Mr. DeMare exchanged their shares of San Joaquin Oil & Gas Ltd. common stock for shares of the Company's common stock in connection with the share exchange with San Joaquin Oil & Gas Ltd.

5. During the fiscal year ended December 31, 1999, a related entity paid expenses of $17,257 on behalf of the Company. Upon consummation of the acquisition of San Joaquin by the Company, the related entity waived payment of all amounts that was owed to it by the Company, and since San Joaquin was the accounting acquirer, the December 31, 1999, financial statements were not affected by the transaction.

Mr. Bowes, Mr. DeMare and Mr. McNeil are "founders" of the Company, and except as disclosed above, have not received anything of value from the Company or its subsidiary.

ITEM 13.                   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

    REGULATION                                                                                              CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                              PAGE NUMBER
       2.1                 Agreement and Plan of Reorganization (1)<F1>                                          N/A
       3.1                 Amended and Restated Articles of Incorporation (1)<F1>                                N/A
       3.2                 Bylaws (2)<F2>                                                                        N/A
       4.1                 1999 Stock Option Plan                                                                47
      10.1                 Operating Agreement of Hilton Petroleum Greater San Joaquin Basin Joint
                           Venture LLC                                                                           60
      10.2                 Consulting and Overriding Royalty Agreement with Davis & Namson                       75
      10.3                 Agreement with Canyon Oil                                                             104
      10.4                 Agreement with Consolidated Stewards Inc., as amended                                 115
       11                  Statement re: Computation of Per Share Earnings                                       See
                                                                                                              Financial
                                                                                                             Statements
       16                  Letter from Kish, Leake & Associates, P.C. (1)<F1>                                    N/A
       21                  List of Subsidiaries                                                                  128
       27                  Financial Data Schedule                                                               130

<F1>
(1)      Incorporated by reference to the exhibits filed on the Company's Form 8-K dated December 31, 1999.
<F2>
(2)      Incorporated by reference to the exhibits filed on the Company's Form 10-SB dated July 23, 1999.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         1. Form 8-K dated December 31, 1999 reporting a change of control under Item 1, the acquisition of assets under Item 2, and a change in the Company's accountants under Item 4, including Agreement and Plan of Reorganization, Restated and Amended Articles of Incorporation, and a letter from Kish, Leake & Associates, P.C.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAN JOAQUIN RESOURCES INC.



Dated: April 14, 2000                    By:/s/J. TIMOTHY BOWES
                                               J. Timothy Bowes, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                       DATE
                                                     President and Director
                                                     (Principal Executive Officer)
/S/J. TIMOTHY BOWES                                                                              APRIL 14, 2000
J. Timothy Bowes
                                                     Secretary, Treasurer and Director
                                                     (Principal Financial and Accounting
/S/NICK DEMARE                                       Officer)                                    APRIL 14, 2000
Nick DeMare


/S/COLIN MCNEIL                                       Director                                   APRIL 14, 2000
Colin McNeil

--------------------------------------------------------------------------------




                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                   PERIOD FROM INCEPTION (SEPTEMBER 14, 1999)
                              TO DECEMBER 31, 1999



--------------------------------------------------------------------------------

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)



                                    I N D E X




Independent Auditor's Report                                          F-2

Consolidated Balance Sheet
     December 31, 1999                                                F-3

Consolidated Statement of Operations
     Period from inception (September 14, 1999) to December 31, 1999  F-4

Consolidated Statement of Stockholders' Equity
     Period from Inception (September 14, 1999) to December 31, 1999  F-5

Consolidated Statement of Cash Flows
     Period from Inception (September 14, 1999) to December 31, 1999  F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-17

                          INDEPENDENT AUDITOR'S REPORT




To The Board of Directors and Stockholders
San Joaquin Resources Inc. (Formerly LEK International, Inc.)

We have audited the accompanying consolidated balance sheet of San Joaquin Resources Inc. (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (September 14, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of San Joaquin Resources Inc. as of December 31, 1999 and the consolidated results of its operations and its cash flows for the period from inception (September 14, 1999) to December 31, 1999 are in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from its initial operations and has not earned revenues from its principal operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             /s/WHEELER WASOFF, P.C.

Denver, Colorado
April 4, 2000

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999




                                                    A S S E T S
CURRENT ASSETS
   Cash                                                                                              $     387,160
   Accounts receivable and prepaids                                                                          1,038
   Advance                                                                                                  10,000
   Total current assets                                                                                    398,198

INVESTMENT IN OIL AND GAS VENTURE (NOTE 4)                                                                 391,670
OI L & GAS PROPERTIES (NOTE 3)                                                                             122,590
                                                                                                   ----------------
                                                                                                     $     912,458
                                                                                                   ================


                           L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y


CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 6)                                                 $      74,163
                                                                                                   ----------------
   Total current liabilities                                                                                74,163
                                                                                                   ----------------

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 9)

STOCKHOLDERS' EQUITY (NOTE 5)
   Common stock, $0.0001 par value
     Authorized - 1,000,000,000 shares
     Issued and outstanding - 11,769,000 shares                                                              1,177
   Additional paid-in capital                                                                              984,722
  (Deficit) accumulated during the development stage                                                      (147,604)
                                                                                                   ----------------
                                                                                                           838,295
                                                                                                   ----------------
                                                                                                     $     912,458
                                                                                                   ================




    The accompanying notes are an integral part of these financial statements

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999





REVENUE
     Interest                                                                                       $       5,784
                                                                                                  ----------------

OPERATING EXPENSES
     Administration and accounting                                                                          2,341
     Audit and legal                                                                                       21,148
     Filing                                                                                                   283
     Office and miscellaneous                                                                               2,712
     Professional fees                                                                                     95,362
     Travel                                                                                                33,212
                                                                                                  ----------------
                                                                                                          155,058
                                                                                                  ----------------
(LOSS) FROM OPERATIONS                                                                                   (149,274)
EQUITY IN INCOME OF AFFILIATE                                                                               1,670
                                                                                                  ----------------
NET (LOSS)                                                                                          $    (147,604)
                                                                                                  ================

NET (LOSS) PER COMMON SHARE - BASIC
     AND DILUTED                                                                                    $      (0. 03)
                                                                                                  ================
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - BASIC AND DILUTED                                                             5,874,429
                                                                                                  ================











    The accompanying notes are an integral part of these financial statements

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999





                                                                                                                       (DEFICIT)
                                         PREFERRED STOCK                   COMMON STOCK                               ACCUMULATED
                                   ---------------------------     ----------------------------      ADDITIONAL       DURING THE
                                                                                                      PAID-IN        DEVELOPMENTAL
                                     SHARES          AMOUNT           SHARES          AMOUNT          CAPITAL            STAGE
                                   ----------     ------------     ------------     -----------     ------------    ---------------
Inception, September 14, 1999            -         $      -                -         $     -         $      -         $        -

Sale of Series A Preferred
Shares at $0.50 per  share            61,490              615              -               -             30,130                -

Conversion of Series A
Preferred Shares into                (61,490)            (615)       6,149,000           6,149           (5,534)               -
common stock

Sale of common stock at
$0.50 per  share                         -                -          1,920,000           1,920          958,080                -

Costs of offerings                       -                -                -               -             (4,846)               -

Issuance of common stock for
acquisition of San Joaquin               -                -                -            (7,262)           7,262                -

Recapitalization of shares
issued by LEK prior to merger            -                -          3,700,000             370             (370)               -

Net (loss)                               -                -                -               -                -             (147,604)
                                   ----------     ------------     ------------     -----------     ------------    ---------------
Balance, December 31, 1999               -         $      -         11,769,000       $   1,177       $  984,722       $   (147,604)
                                   ==========     ============     ============     ===========     ============    ===============


















    The accompanying notes are an integral part of these financial statements

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) for the period                                                                   $   (147,604)
      Adjustments to reconcile net (loss) to net cash (used)
           by operating activities
      Equity in income of affiliate                                                                     (1,670)
      Changes in assets and liabilities
           Increase in amounts receivable and prepaids                                                  (1,038)
           Increase in advance                                                                         (10,000)
           Increase in accounts payable and accrued liabilities                                         74,163
                                                                                                 --------------
      Net cash (used) by operating activities                                                          (86,149)
                                                                                                 --------------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Investment in oil and gas venture                                                               (390,000)
      Additions to oil and gas properties                                                             (192,590)
      Proceeds from sale of participation agreement                                                     70,000
                                                                                                 --------------
      Net cash (used) by investing activities                                                         (512,590)
                                                                                                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of preferred stock                                                             30,745
      Proceeds from sale of common stock                                                               960,000
      Cash paid for offering costs                                                                      (4,846)
                                                                                                 --------------

      Net cash provided by financing activities                                                        985,899
                                                                                                 --------------

NET INCREASE IN CASH                                                                                   387,160

CASH - BEGINNING OF PERIOD                                                                                 -
                                                                                                 --------------

CASH - END OF PERIOD                                                                              $    387,160
                                                                                                 ==============









    The accompanying notes are an integral part of these financial statements

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the period from inception to December 31, 1999, the Company did not incur any short-term borrowings.


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

In October 1999, 6,149,000 shares of common stock of San Joaquin Oil & Gas Ltd. were issued on the conversion of 61,490 Series A Preferred Shares.

In December 1999, 8,069,000 shares of common stock were issued for the acquisition of 100% of the outstanding common stock of San Joaquin Oil & Gas Ltd. These shares were issued pursuant to an agreement and plan of reorganization effective December 31, 1999. (Note 1)































    The accompanying notes are an integral part of these financial statements

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


1.       ORGANIZATION AND BUSINESS COMBINATION

         LEK International, Inc. ("LEK") was incorporated under the laws of the State of Nevada on April 21, 1997, for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. LEK is a public company which had no operations. On December 31, 1999, LEK completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of San Joaquin Oil & Gas Ltd. ("San Joaquin"), a private corporation incorporated on September 14, 1999, under the laws of the State of Nevada. San Joaquin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. San Joaquin is an exploration stage oil and gas company and as of December 31, 1999, has not earned any production revenue, nor found proved resources on any of its properties. San Joaquin's principal activities have been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in a limited liability company. See Notes 3 and 4.

         As a result of this transaction, San Joaquin became a wholly-owned subsidiary of LEK, and effective January 17, 2000, LEK changed its name to San Joaquin Resources Inc. (the "Company"). Since this transaction resulted in the former shareholders of San Joaquin acquiring control of LEK, for financial reporting purposes the business combination was accounted for as an additional capitalization of LEK (a reverse acquisition with San Joaquin as the accounting acquirer). The operations of San Joaquin will be the only continuing operations of the Company. In accounting for this transaction:

         i) San Joaquin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value;

         ii) control of the net assets and business of LEK was acquired effective December 31, 1999, for no consideration; and

         iii) the consolidated financial statements of operations, stockholders' equity and cash flow include San Joaquin's results of operations and changes in cash flow for the period from inception, September 14, 1999, to December 31, 1999.

         The Company's fiscal year end is December 31.

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

         The Company is in the development stage and has not realized revenues from its planned operations. Additional funding will be required to complete the Company's planned funding contributions in its investment, participate in the acquisition, exploration and development of interests in oil and gas properties. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of common stock or other securities, or through other financing.

         The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities and ultimately achieving profitable operations.

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, San Joaquin. All significant intercompany accounts and transactions have been eliminated in consolidation.

         OIL AND GAS PROPERTIES

         CAPITALIZED COSTS

         The Company follows the full cost method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         DEPLETION AND DEPRECIATION

         Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.

         CEILING TEST

         In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At December 31, 1999 there were no reserves.

         INVESTMENTS

         Investments in affiliated companies (20% to 50% owned), are accounted for by the equity method. Under this method, the Company recognizes its share of income (loss) in the investee company. Where, in the opinion of management, there has been a loss in value of long-term investments, which is other than a temporary decline, the carrying value is reduced to estimated realizable value.

         REVENUE RECOGNITION

         The Company will recognize oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.

         IMPAIRMENT

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INCOME TAXES

         The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         At December 31, 1999, the Company had a net operating loss carryforward of approximately $253,000 that may be offset against future taxable income through 2019.

         The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

         The tax benefit of the loss carryforward of $38,000 has been offset by a valuation allowance of the same amount.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration costs on oil and gas properties, and equity income (loss) in affiliated companies.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Company's foreign operations are generally translated into US dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments, if any, are reflected as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         (LOSS) PER COMMON SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Common shares issued upon conversion of Series A convertible preferred stock (Note 4) are considered outstanding for all periods presented.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts receivable and prepaids, advances, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         NEW TECHNICAL PRONOUNCEMENTS

         In June 1998 SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 does not have an impact on the Company's financial statements.

         In October 1998 SFAS No. 134 "Accounting for Mortgage Broker Securities" was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 does not have an impact on the Company's financial statements.

         In February 1999 SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections" was issued for fiscal years beginning after February 15, 1999. Adoption of SFAS No. 135 does not have an impact on the Company's financial statements.

         In June 1999 SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133" was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.


3.       OIL & GAS PROPERTIES

         Pursuant to an agreement, dated November 16, 1999, the Company agreed to grant Consolidated Earth Stewards Inc. ("CEW") a right to first refusal ("ROFR") until October 1, 2001 to participate in a 19% working interest in certain oil and gas prospects to be identified, acquired, or generated by the Company in the San Joaquin and Sacramento Basins, located in California. CEW had agreed to pay an initial $150,000 for the ROFR and provide an initial advance of $200,000 to fund exploration costs. As at December 31, 1999, CEW had paid the Company $70,000. By agreement dated February 8, 2000, CEW paid a further $8,000 and the Company and CEW agreed to suspend the agreement, and any further obligations of CEW, pending a review of developments in the San Joaquin and Sacramento Basins.

         On December 1, 1999, the Company and Canyon Oil & Gas ("Canyon") entered into an agreement whereby the Company paid an initial $70,000 to Canyon for technical information provided by Canyon on certain oil and gas prospects (the "Canyon Prospects") located in the San Joaquin and Sacramento Basins. The Company is also required to pay a renewal payment of $70,000 every four months until termination of the agreement by either party. The Company has not made the $70,000 renewal payment which was due on April 1, 2000 and is attempting to renegotiate the terms of the agreement. Canyon will retain a 14% carried working interest in any of the Canyon Prospects which are acquired by the Company.

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


3.       OIL & GAS PROPERTIES (continued)

         Oil and gas properties at December 31, 1999, consist of exploration and geological and geophysical costs on specific prospective properties and areas of interest. As at December 31, 1999, the Company has not acquired any direct interests in oil and gas properties.


4.       INVESTMENT IN OIL AND GAS VENTURE

         During the period ended December 31, 1999, the Company purchased four units, representing a 20% ownership interest, in Hilton Petroleum Greater San Joaquin Basin LLC ("Hilton LLC") for $390,000. Hilton LLC, a Colorado limited liability company organized on June 4, 1999, is a development stage company as defined by SFAS No. 7. As of December 31, 1999, Hilton LLC has paid Hilton Petroleum Ltd. ("Hilton") $1,550,000 for a 2.25% working interest in the San Joaquin Joint Venture and will pay 4% of the costs to drill the initial wells on each of the initial three prospects in the San Joaquin Basin.

         As a member of Hilton LLC, the Company will be required to provide its pro-rata share of all capital requirements of Hilton LLC. In the event that a member fails to pay its additional cash call capital contributions within a specified time period, then, that defaulting member's interest in Hilton LLC shall revert to Hilton. If the default occurs within 24 months of the initial capital contribution the member will, no sooner than 12 months, if the default occurs before 12 months, receive common stock of Hilton, at the then prevailing prices, for the defaulting member's investment cost. If such failure occurs after 24 months, then Hilton will fund the capital contribution of the defaulting member and retain that member's share of cash flow until 300% of the defaulted cash is repaid to Hilton.

         Hilton is the manager of Hilton LLC. A director of the Company is also a director of Hilton.

         The Company's investment in Hilton LLC is accounted for using the equity method. Equity income in Hilton LLC for the period ended December 31, 1999 was $1,670. Summarized unaudited financial information of Hilton LLC, as of December 31, 1999, is as follows:

                         Cash                       $      7,193

                         Oil and gas properties        2,036,706
                                                   --------------
                         Total assets               $  2,043,899
                                                   ==============
                         Accounts payable           $     95,297
                                                   ==============
                         Members' equity            $  1,948,602
                                                   ==============
                         Net income                 $      8,352
                                                   ==============

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


4.       INVESTMENT IN OIL AND GAS VENTURE (continued)

         On April 4, 2000, the Company notified Hilton and Hilton LLC that it would no longer fund any further capital contributions. Accordingly, the Company will receive common shares of Hilton, based on the trading value price of Hilton common stock, in an amount equal to its capital contributions. Hilton is a Canadian public company listed on the Canadian Venture Exchange and is engaged in the business of acquiring leasehold interests in oil and gas properties and the exploration for, and development, production and sale of oil and gas, predominantly in the United States through its wholly owned subsidiaries.


5.       STOCKHOLDERS' EQUITY

         Effective December 31, 1999, LEK completed the acquisition of San Joaquin (Note 1). In conjunction with the acquisition, LEK exchanged 8,069,000 shares of its common stock for 100% of the outstanding common shares of San Joaquin. The 3,700,000 shares of common stock of LEK outstanding at the date of acquisition were recapitalized at the net assets value of LEK as of that date of $0. For financial statement reporting purposes this transaction was treated as a reverse acquisition whereby San Joaquin was considered the surviving and reporting entity. For legal purposes, LEK remained as the surviving entity; therefore, the capital structure of the Company was accordingly restated. In December 1999, the Board of Directors and shareholders of LEK approved a 3.7 to 1 stock split. All common shares of LEK outstanding prior to the acquisition of San Joaquin have been retroactively restated.

         In September 1999, San Joaquin designated 70,000 shares of its 1,000,000 authorized preferred stock, as Series A convertible preferred stock (the "Series A Preferred Shares"). San Joaquin subsequently sold 61,490 Series A Preferred Shares, at $0.50 per share, for cash proceeds of $30,745. In October 1999, the Series A Preferred Shares were converted by the holders into 6,149,000 common shares of San Joaquin.

         In October 1999, San Joaquin completed the sale of an aggregate of 1,920,000 shares of common stock, at a price of $0.50 per common share, for cash proceeds of $960,000. The shares of common stock were sold pursuant to the exemption from registration contained in Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgation thereunder.

         The cost of San Joaquin's preferred and common stock offerings was an aggregate $4,846.

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


5.       STOCKHOLDER'S EQUITY (continued)

         On December 15, 1999, the Board of Directors of LEK approved, subject to completion of the Agreement and Plan of Reorganization between LEK and San Joaquin, a stock option plan (the "Plan"), which reserved an aggregate of 1,176,900 shares of common stock for issuance pursuant to the exercise of stock options which may be granted to employees, officers and directors of the Company and consultants to the Company. The Plan also provides for annual adjustments in the number of shares available under the Plan equal to 10% of the number of shares outstanding. No stock options have been granted under the Plan. The Company will measure compensation for options utilizing the intrinsic value approach under Accounting Principles Board Opinion No. 25.


6.       RELATED PARTY TRANSACTIONS

         During the period ended December 31, 1999, the Company was charged $2,341 for accounting services rendered by a company owned by a director of the Company, $18,000 for professional fees rendered by the President of the Company, and $14,439 for services related to exploration of oil and gas properties by a director of the Company. At December 31, 1999, $11,016 remained unpaid and has been included in accounts payable and accrued liabilities.

         See also Note 4.


7.       SEGMENT REPORTING

         The Company has one reportable segment, the exploration and development of oil and gas properties. The Company has concentrated its oil and gas exploration and development activities in the western United States, primarily California. All activities in this segment have been with industry partners and have been substantially conducted through the Company's investment in Hilton LLC.


8.       COMPREHENSIVE INCOME

         There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                           SAN JOAQUIN RESOURCES INC.
                       (FORMERLY LEK INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                    (SEPTEMBER 14, 1999) TO DECEMBER 31, 1999


9.       COMMITMENTS AND CONTINGENCIES

         The Company may be subject to various possible contingencies which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.


10.      SUBSEQUENT EVENTS

         Effective January 17, 2000, the Company amended and restated its Articles of Incorporation to authorize additional capital stock consisting of 5,000,000 shares of Preferred Stock with $0.001 par value per share and changed the name of the Company to San Joaquin Resources Inc.

         Also see Note 4.