Form 10QSB
period 2000-03-31
LEK INTERNATIONAL INC
filed 2000-05-15
CIK 1086319

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                                     0-26321
                            (Commission File Number)


                           SAN JOAQUIN RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                         98-0204105
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

53 STRATFORD PLACE, S.W. CALGARY, ALBERTA                  T3H 1H7
-------------------------------------------              -----------
(Address of principal executive offices)                  (ZIP Code)

                                 (403) 242-9703
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                                 No
                   -------                                  ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            As of May 5, 2000 the Registrant had 11,769,000 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

               Yes                                        No     X
                    ------                                    -------

                           SAN JOAQUIN RESOURCES INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                      INDEX

Part I.  Financial Information:

         Item 1. - Consolidated Balance Sheets -
                   March 31, 2000 and December 31, 1999........................3

                 - Condensed Consolidated Statement of Operations -
                   Three Months Ended March 31, 2000 and Period from Inception
                   (September 14,1999) to March 31, 2000.......................4

                 - Consolidated Statement of Cash Flow -
                   Three Months Ended March 31, 2000 and Period from Inception
                   (September 14,1999) to March 31, 2000.......................5

                 - Consolidated Statements of Shareholders' Equity -
                   March 31, 2000 and December 31, 1999........................6

                 - Notes to Consolidated Financial Statements..................7

         Item 2. - Management's Discussion and Analysis or
                   Plan of Operations..........................................8


Part II. Other Information:

         Item 1. - Legal Proceedings..........................................10

         Item 2. - Changes ofin Securities....................................10

         Item 3. - Defaults Upon Senior Securities............................10

         Item 4. - Submission of Matters to a Vote of Security Holders........10

         Item 5. - Other Information..........................................10

         Item 6. - Exhibits and Reports on Form 8-K...........................10

Signature.....................................................................11

                           SAN JOAQUIN RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS





                                                                                 MARCH 31,           DECEMBER 31,
                                                                                   2000                  1999
                                                                                (UNAUDITED)
                                                                                     $                    $

                                                    A S S E T S
CURRENT ASSETS

   Cash                                                                            197,721               387,160
   Accounts receivable and prepaids                                                  9,651                 1,038
   Advance                                                                               -                10,000
                                                                                ----------           -----------
   Total current assets                                                            207,372               398,198


INVESTMENT IN OIL AND GAS VENTURE                                                  399,398               391,670

OIL & GAS PROPERTIES                                                               205,635               122,590
                                                                                ----------           -----------
                                                                                   812,405               912,458
                                                                                ===========          ===========


                           L I A B I L I T I E S  &  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                          11,741               74,163
                                                                                -----------          -----------
   Total current liabilities                                                         11,741               74,163
                                                                                -----------          -----------

STOCKHOLDERS' EQUITY

   Common stock, $0.0001 par value
     Authorized - 1,000,000,000 shares
     Issued and outstanding - 11,769,000 shares                                       1,177                1,177
   Additional paid-in capital                                                       984,722              984,722
  (Deficit) accumulated during the development stage                               (185,235)            (147,604)
                                                                                -----------          -----------
                                                                                    800,664              838,295
                                                                                -----------          -----------
                                                                                    812,405              912,458
                                                                                ===========          ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SAN JOAQUIN RESOURCES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                               INCEPTION            THREE MONTHS
                                                                                   TO                  ENDED
                                                                               MARCH 31,             MARCH 31,
                                                                                  2000                  2000
                                                                                   $                     $

REVENUE

     Interest                                                                      9,475                  3,691
                                                                              -----------           ------------

OPERATING EXPENSES

     Administration and accounting                                                 7,861                  5,520
     Audit and legal                                                              31,992                 10,844
     Office and miscellaneous                                                      5,143                  2,431
     Professional fees                                                           114,269                 18,907
     Transfer agent                                                                  649                    366
     Travel                                                                       36,466                  3,254
                                                                              -----------           ------------
                                                                                 196,380                 41,322
                                                                              -----------           ------------
(LOSS) FROM OPERATIONS                                                          (186,905)               (37,631)

EQUITY IN INCOME OF AFFILIATE                                                      1,670                      -
                                                                              -----------           ------------
NET (LOSS) FOR THE PERIOD                                                       (185,235)               (37,631)
                                                                              ===========           ============
NET (LOSS) PER COMMON SHARE - BASIC
   AND DILUTED                                                                    (0.020)                (0.003)
                                                                              ===========           ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                                      9,311,250             11,769,000
                                                                              ===========           ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SAN JOAQUIN RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                               INCEPTION          THREE MONTHS
                                                                                  TO                 ENDED
                                                                               MARCH 31,           MARCH 31,
                                                                                 2000                 2000
                                                                                   $                   $

CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) for the period                                                (185,235)            (37,631)
      Adjustments to reconcile net (loss) to net cash (used)
           by operating activities
      Equity in income of affiliate                                              (1,670)                  -
      Changes in assets and liabilities
           Increase in amounts receivable and prepaids                           (9,651)             (8,613)
           Decrease (increase) in accounts payable
            and accrued liabilities                                              11,741             (62,422)
                                                                              -----------         -----------
      Net cash (used) by operating activities                                  (184,815)           (108,666)
                                                                              -----------         -----------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Investment in oil and gas venture                                        (397,728)             (7,728)
      Additions to oil and gas properties                                      (283,635)            (81,045)
      Proceeds from sale of participation agreement                              78,000               8,000
                                                                              -----------         -----------
      Net cash (used) by investing activities                                  (603,363)            (80,773)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of preferred stock                                      30,745                   -
      Proceeds from sale of common stock                                        960,000                   -
      Cash paid for offering costs                                               (4,846)                  -
                                                                              -----------         -----------
      Net cash provided by financing activities                                 985,899                   -
                                                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                 197,721            (189,439)

CASH - BEGINNING OF PERIOD                                                            -             387,160
                                                                              -----------         -----------

CASH - END OF PERIOD                                                            197,721             197,721
                                                                              ===========         ===========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SAN JOAQUIN RESOURCES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                         PREFERRED STOCK                   COMMON STOCK                                (DEFICIT)
                                   ---------------------------    ----------------------------      ADDITIONAL         DURING THE
                                                                                                     PAID-IN          DEVELOPMENTAL
                                     SHARES          AMOUNT           SHARES          AMOUNT         CAPITAL              STAGE
                                   ----------     ------------    ------------     -----------    -------------     ---------------

Inception, September 14, 1999            -        $       -               -        $       -      $        -        $         -

Sale of Series A Preferred
Shares at $0.50 per  share           61,490             615               -                -           30,130                 -

Conversion of Series A
Preferred Shares into               (61,490)           (615)        6,149,000          6,149           (5,534)                -
common stock

Sale of common stock at
$0.50 per  share                         -               -          1,920,000          1,920          958,080                 -

Costs of offerings                       -               -                -                -           (4,846)                -

Issuance of common stock for
acquisition of San Joaquin               -               -                -           (7,262)           7,262                 -

Recapitalization of shares
issued by LEK prior to merger            -               -          3,700,000            370             (370)                -

Net (loss) for the period                -               -                -                -               -             (147,604)
                                   ----------     ------------     ------------     -----------     ------------      -------------
Balance, December 31, 1999               -               -         11,769,000          1,177          984,722            (147,604)

Net (loss) for the period                -               -                -                -               -              (37,631)
                                   ----------     ------------     ------------     -----------     ------------      -------------
Balance, March 31, 2000                  -        $      -         11,769,000      $   1,177      $   984,722       $    (185,235)
                                   ==========     ============     ============     ===========     ============      =============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SAN JOAQUIN RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



The accompanying interim consolidated financial statements of San Joaquin Resources Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 1999.

ORGANIZATION AND BUSINESS COMBINATION

LEK International, Inc. ("LEK") was incorporated under the laws of the State of Nevada on April 21, 1997, for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. LEK is a public company which had no operations. On December 31, 1999, LEK completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of San Joaquin Oil & Gas Ltd. ("San Joaquin"), a private corporation incorporated on September 14, 1999, under the laws of the State of Nevada. San Joaquin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. San Joaquin is an exploration stage oil and gas company and as of March 31, 2000, has not earned any production revenue, nor found proved resources on any of its properties. San Joaquin's principal activities have been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in a limited liability company.

As a result of this transaction, San Joaquin became a wholly-owned subsidiary of LEK, and effective January 17, 2000, LEK changed its name to San Joaquin Resources Inc. Since this transaction resulted in the former shareholders of San Joaquin acquiring control of LEK, for financial reporting purposes the business combination was accounted for as an additional capitalization of LEK (a reverse acquisition with San Joaquin as the accounting acquirer). The operations of San Joaquin will be the only continuing operations of the Company. In accounting for this transaction:

i) San Joaquin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value; and

ii) control of the net assets and business of LEK was acquired effective December 31, 1999, for no consideration.

The Company's fiscal year end is December 31. As San Joaquin was incorporated on September 14, 1999, no comparative figures are presented.

                           SAN JOAQUIN RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



INVESTMENT IN OIL AND GAS VENTURE

On April 4, 2000, the Company notified Hilton Petroleum Ltd. ("Hilton") and Hilton Petroleum Greater San Joaquin Basin LLC ("Hilton LLC") that it would no longer fund any further capital contributions. Accordingly, the Company will receive common shares of Hilton, based on the trading value price of Hilton common stock, in an amount equal to its capital contributions. Hilton is a Canadian public company listed on the Canadian Venture Exchange and is engaged in the business of acquiring leasehold interests in oil and gas properties and the exploration for, and development, production and sale of oil and gas, predominantly in the United States through its wholly owned subsidiaries.

ITEM 2.   MANAGEMENT'S DISCUSSION AND& ANALYSIS OR PLAN OF OPERATION

The Company, through its subsidiary, San Joaquin, is engaged in the business of acquiring and exploring for petroleum and natural gas prospects. The Company intends to participate in selected exploration projects as a non-operating, working interest owner or gross overriding royalty owner, sharing both risk and rewards with its joint interest partners. As of May 10, 2000, the Company did not have any joint interest partners.

THREE MONTHS ENDED MARCH 31, 2000

San Joaquin was incorporated on September 14, 1999. Accordingly, no comparative figures are presented. During the three month period ended March 31, 2000, the Company recorded a net loss of $37,631, a loss of $0.003 per share. During the period the Company earned interest revenue of $3,691 on deposits held from funds received from the Company's equity financings conducted in 1999.

During the period the Company incurred total expenses of $41,322. Included in this amount was $18,000 relating to the salary of the President of the Company.

The Company capitalized $81,045 towards oil and gas properties. Of this amount $40,500 was attributed to professional fees paid to Davis & Namson for geological studies. The Company also received an $8,000 payment from Consolidated Earth Stewards Inc. under an option agreement granted by the Company.

During the period the Company contributed an additional $7,728 towards its investment in Hilton LLC. On April 4, 2000, the Company notified Hilton and Hilton LLC that it will cease funding any further capital contributions and elected to receive common shares of Hilton.

LIQUIDITY AND PLAN OF OPERATIONS

In management's view, given the nature of the Company's operations, which consist of the acquisition, exploration and evaluation of petroleum and natural gas properties, the most meaningful information relates to current liquidity and solvency. The Company's financial success will be dependent upon the extent to which it can discover sufficient economic reserves and successfully develop the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas discovered by the Company is largely dependent upon other factors beyond the Company's control.

To date, the Company's capital needs have been met by equity financings. Management believes the Company has sufficient cash, without giving effect to the sale of the shares of Hilton which the Company anticipates receiving as a result of its election to discontinue its funding of Hilton LLC, to fund the Company's operations until the second quarter of 2001. As at March 31, 2000, the Company had $197,721 in cash which management has allocated to:

i) acquire approximately 650 acres of petroleum and natural gas leases in the Willow Springs project; and


ii) continue to fund the retainer fees to Davis & Namson through September 2000. Davis & Namson has additioanl prospects in the San Joaquin Basin on which they need to carry out additional geological studies to determined if the prospects satisfy the Company criteria to justify acquiring petroleum and natural gas leases covering said prospects.

In order to reduce its outlay of capital the Company has decided to convert its interest in theHilton LLC into common shares of Hilton. By making this election the Company is no longer subject to cash calls for wells drilled in the San Joaquin Joint Venture. Pursuant to the terms of the operating agreement of Hilton LLC, the Company will receive shares in Hilton, based on the trading value price of Hilton common stock, in an amount equal to the Company's its capital contributions. The number of shares to be issued cannot be determined at this time. The operating agreement provides that no shares can be issued until twelve months after the date of the investment in the Hilton LLC, which in the case of the Company is

September 30, 2000. In additional, the price of the shares of Hilton will be determined at this future date. The objective of the agreement is to reimburse the Company for its investment in Hilton LLC with common shares of Hilton.

It is anticipated these shares in Hilton will be sold in an orderly manner on the Canadian Venture Exchange in the fourth quarter year 2000 and the first half of the year 2001. The money received from the sale of these shares will be used to fund the further activity of the Company. There are no assurances that the Company will be able to sell the shares of Hilton which the Company receives or that the Company will realize an amount upon any such sales sufficient to reimburse the Company for its expenditures.

Management believes the Company will need to raise additional funds within the next 12 to 18 months. It is the intention of the Company to raise additional capital in the following ways to fund the acquisition of additional prospects and to drill exploration wells on the Willow Springs and Crocker Canyon prospects:

     a. Farmout both Willow Springs and Crocker Canyon prospects whereby the Company will be carried through the cost to drill, complete, equip or abandon an exploration well on each prospect and retain a negotiated interest in each prospect. Alternatively, the Company may elect to sell all or portions of Willow Springs and/or Crocker Canyon prospects. The funds derived from the sale could be used to pay the Company's portion of the cost to drill, complete, equip or abandon an exploration well on each prospect.

     b.  By  raising   additional   capital  through  a  private  placement  (or
         placements) of common stock of the Company.

During the next 12 months the operational plans for the Company entail conducting the following:

     a. Complete acquisition of petroleum and natural gas leases in the Willow Springs Project.

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



The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing (through the sale of its equity intersts or interests in its properties) or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favourable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.


PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES OF SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent dated December 15, 1999, shareholders of the Company holding 608,000 of the 1,000,000 outstanding shares (60.8%) of the Company's common stock approved and adopted the amendments contained in the Amended and Restated Articles of Incorporation and the Company's 1999 Stock Option Plan, with the adoption of the Stock Option Plan to be effective no earlier than January 10, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits:


REGULATION                                                                                           CONSECUTIVE
S-B NUMBER                                 EXHIBIT                                                   PAGE NUMBER

   2.1               Agreement and Plan of Reorganization (1)                                            N/A

   3.1               Amended and Restated Articles of Incorporation (1)                                  N/A

   3.2               Bylaws (2)                                                                          N/A

   4.1               1999 Stock Option Plan (3)                                                          N/A

  10.1               Operating Agreement of Hilton Petroleum Greater San Joaquin Basin Joint
                     Venture LLC (3)                                                                     N/A

  10.2               Consulting and Overriding Royalty Agreement with Davis & Namson (3)                 N/A

  10.3               Agreement with Canyon Oil (3)                                                       N/A

  10.4               Agreement with Consolidated Stewards Inc., as amended (3)                           N/A

  11                 Statement re: Computation of Per Share Earnings                                     See
                                                                                                      Financial
                                                                                                      Statements

  27                  Financial Data Schedule                                                            13


(1) Incorporated by reference to the exhibits filed with the Company's Form 8-K dated December 31, 1999.

(2) Incorporated by reference to the exhibits filed with the Company's Form 10-SB dated July 23, 1999.

(3) Incorporated by reference to the exhibits filed with the Company's Form 10-KSB dated December 31, 1999.

                (b)    Reports on Form 8-K: None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN JOAQUIN RESOURCES INC.



Date: May 15, 2000                By:    /s/Nick DeMare
                                      -----------------------------------------
                                   Nick DeMare, Secretary, Treasurer,
                                   Director and Principal Financial and
                                   Accounting Officer

                                   EXHIBIT 27
                            FINANCIAL DATA SCHEDULE