Form 10QSB
period 2000-06-30
SAN JOAQUIN RESOURCES INC
filed 2000-08-11
CIK 1086319

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                                     0-26321
                            (Commission File Number)


                           SAN JOAQUIN RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                         98-0204105
--------------------                                     ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

53 STRATFORD PLACE, S.W. CALGARY, ALBERTA                          T3H 1H7
-------------------------------------------                      -----------
(Address of principal executive offices)                          (ZIP Code)

                                 (403) 242-9703
                                 --------------
          (Issuer's Registrant's telephone number, including area code)

                                       N/A
                                      -----
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                  No
                             -----                    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          As of August 7, 2000 the Registrant had 11,769,000 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

                       Yes                        No     X
                            -----                     -------

                           SAN JOAQUIN RESOURCES INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000



                                      INDEX

Part I.  Financial Information:

         Item 1.  -  Consolidated Balance Sheets -
                     June 30, 2000 and December 31, 1999.......................3

                  -  Condensed Consolidated Statement of Operations -
                     Six Months Ended June 30, 2000, Three Months Ended
                     June 30, 2000  and Period from Inception
                     (September 14, 1999) to June 30, 2000.....................4

                  -  Consolidated Statement of Cash Flow -
                     Six Months Ended June 30, 2000 and Period from Inception
                     (September 14,1999) to June 30, 2000......................5

                  -  Consolidated Statements of Shareholders' Equity -
                     June 30, 2000 and December 31, 1999.......................6

                  -  Notes to Consolidated Financial Statements................7

         Item 2.  -  Management's Discussion and Analysis or
                     Plan of Operations........................................9


Part II. Other Information:

         Item 1.  -  Legal Proceedings........................................12

         Item 2.  -  Changes ofin Securities..................................12

         Item 3.  -  Defaults Upon Senior Securities..........................12

         Item 4.  -  Submission of Matters to a Vote of Security Holders......12

         Item 5.  -  Other Information........................................12

         Item 6.  -  Exhibits and Reports on Form 8-K.........................12

Signature.....................................................................14

                                            SAN JOAQUIN RESOURCES INC.
                                            CONSOLIDATED BALANCE SHEETS






                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2000                  1999
                                                                                     $                    $
                                                                                (UNAUDITED)

                                                    A S S E T S
CURRENT ASSETS
   Cash                                                                               165,385               387,160
   Accounts receivable and prepaids                                                     8,857                 1,038
   Advance                                                                                  -                10,000
                                                                                -------------        --------------
   Total current assets                                                               174,242               398,198

INVESTMENT IN OIL AND GAS VENTURE                                                     399,398               391,670
OIL & GAS PROPERTIES                                                                  217,662               122,590
                                                                                -------------        --------------
                                                                                      791,302               912,458
                                                                                =============        ==============

                           L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            36,766                74,163
                                                                                -------------        --------------
   Total current liabilities                                                           36,766                74,163
                                                                                -------------        --------------

STOCKHOLDERS' EQUITY
   Common stock, $0.0001 par value
       Authorized - 1,000,000,000 shares
       Issued and outstanding - 11,769,000 shares                                       1,177                 1,177
   Additional paid-in capital                                                         984,722               984,722
  (Deficit) accumulated during the development stage                                 (231,363)             (147,604)
                                                                                -------------        --------------
                                                                                      754,536               838,295
                                                                                -------------        --------------
                                                                                      791,302               912,458
                                                                                =============        ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                            SAN JOAQUIN RESOURCES INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                                                                                   THREE MONTHS        SIX MONTHS
                                                                 INCEPTION TO         ENDED               ENDED
                                                                   JUNE 30,          JUNE 30,           JUNE 30,
                                                                     2000              2000               2000
                                                                      $                 $                   $

REVENUE
      Interest and other income                                         11,941             2,466              6,157
                                                                 -------------     -------------       ------------

OPERATING EXPENSES
     Administration and accounting                                      11,146             3,285              8,805
     Audit and legal                                                    51,410            19,418             30,262
     Filing                                                                283                 -                  -
     Office and miscellaneous                                            7,543             2,400              4,831
     Professional fees                                                 136,352            22,083             40,990
     Transfer agent                                                      1,059               693              1,059
     Travel                                                             37,181               715              3,969
                                                                 -------------     -------------       ------------
                                                                       244,974            48,594             89,916
                                                                 -------------     -------------       ------------
(LOSS) FROM OPERATIONS                                                (233,033)          (46,128)           (83,759)

EQUITY IN INCOME OF AFFILIATE                                            1,670                 -                  -
                                                                 -------------     -------------       ------------
NET (LOSS) FOR THE PERIOD                                             (231,363)          (46,128)           (83,759)
                                                                 =============     =============       ============
NET (LOSS) PER COMMON SHARE - BASIC
     AND DILUTED                                                   $(0.023)            $(0.004)           $(0.007)
                                                                 =============     =============       ============
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                            10,130,500        11,769,000         11,769,000
                                                                 =============     =============       ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                            SAN JOAQUIN RESOURCES INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                                       SIX MONTHS
                                                                                   INCEPTION TO          ENDED
                                                                                     JUNE 30,           JUNE 30,
                                                                                       2000               2000
                                                                                         $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) for the period                                                       (231,363)           (83,759)
      Adjustments to reconcile net (loss) to
           net cash (used) by operating activities
      Equity in income of affiliate                                                     (1,670)                 -
      Changes in assets and liabilities
           Decrease (increase) in amounts receivable and prepaids                       (8,857)            (7,819)
           Increase (decrease) in accounts payable and accrued liabilities              36,766            (37,397)
           Decrease in advance                                                               -             10,000
                                                                                   -------------
      Net cash (used) by operating activities                                         (205,124)          (118,975)
                                                                                   -------------       ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Investment in oil and gas venture                                               (397,728)            (7,728)
      Additions to oil and gas properties                                             (320,662)          (128,072)
      Proceeds from sale of participation agreement                                    103,000             33,000
                                                                                   -------------       ------------
      Net cash (used) by investing activities                                         (615,390)          (102,800)
                                                                                   -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of preferred stock                                             30,745                  -
      Proceeds from sale of common stock                                               960,000                  -
      Cash paid for offering costs                                                      (4,846)                 -
                                                                                   -------------       ------------

      Net cash provided by financing activities                                        985,899                  -
                                                                                   -------------       ------------

NET INCREASE (DECREASE) IN CASH                                                        165,385           (221,775)

CASH - BEGINNING OF PERIOD                                                                   -            387,160
                                                                                   -------------       ------------

CASH - END OF PERIOD                                                                   165,385            165,385
                                                                                   =============       ============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                            SAN JOAQUIN RESOURCES INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)




                                                                                                       (DEFICIT)
                                    PREFERRED STOCK               COMMON STOCK                        ACCUMULATED
                                                                                       ADDITIONAL     DURING THE
                                                                                         PAID-IN     DEVELOPMENTAL
                                                                                         CAPITAL         STAGE
                                ------------------------   --------------------------  -----------   --------------

                                  SHARES        AMOUNT        SHARES        AMOUNT
                                -----------   ----------   ------------   -----------

Inception, September 14, 1999         -       $    -             -        $    -       $     -       $       -

Sale of Series A Preferred
Shares at $0.50 per  share         61,490          615           -             -          30,130             -

Conversion of Series A
Preferred Shares into             (61,490)        (615)      6,149,000       6,149        (5,534)            -
common stock

Sale of common stock at
$0.50 per  share                      -            -         1,920,000       1,920       958,080             -

Costs of offerings                    -            -             -             -          (4,846)            -

Issuance of common stock for
acquisition of San Joaquin            -            -             -          (7,262)        7,262             -

Recapitalization of shares
issued by LEK prior to merger         -            -         3,700,000         370          (370)            -

Net (loss) for the period             -            -             -             -             -          (147,604)
                                -----------   ----------   ------------   -----------  -----------   --------------
Balance, December 31, 1999            -            -        11,769,000       1,177       984,722        (147,604)

Net (loss) for the period             -            -             -             -             -           (83,759)
                                -----------   ----------   ------------   -----------  -----------    -------------
Balance, June 30, 2000                -       $    -        11,769,000    $  1,177     $ 984,722      $ (231,363)
                                ===========   ==========   ============   ===========  ===========    =============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SAN JOAQUIN RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)



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

ORGANIZATION AND BUSINESS COMBINATION

LEK International, Inc. ("LEK") was incorporated under the laws of the State of Nevada on April 21, 1997, for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. LEK is a public company which had no operations. On December 31, 1999, LEK completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of San Joaquin Oil & Gas Ltd. ("San Joaquin"), a private corporation incorporated on September 14, 1999, under the laws of the State of Nevada. San Joaquin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. San Joaquin is an exploration stage oil and gas company and as of June 30, 2000, has not earned any production revenue, nor found proved resources on any of its properties. San Joaquin's principal activities have been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in a limited liability company.

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

                           SAN JOAQUIN RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)



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

ITEM 2.   MANAGEMENT'S DISCUSSION AND& ANALYSIS OR PLAN OF OPERATION

The Company, through its subsidiary, San Joaquin, is engaged in the business of acquiring and exploring for petroleum and natural gas prospects. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its joint interest partners. As of May 10, 2000, the Company did not have any joint interest partners.

SIX MONTHS ENDED JUNE 30, 2000

San Joaquin was incorporated on September 14, 1999. Accordingly, no comparative figures are presented. During the six month period ended June 30, 2000, the Company recorded a net loss of $83,759 a loss of $0.007 per share. During the period the Company earned interest revenue of $6,157 on deposits held from funds received from the Company's equity financings conducted in 1999.

During the period the Company incurred total expenses of $89,916. Included in this amount was $36,000 relating to the salary of the President of the Company.

During the period the Company capitalized $128,072 towards oil and gas properties. Of this amount $62,500 was attributed to professional fees paid to Davis & Namson for geological studies. The Company received an $8,000 payment from Consolidated Earth Stewards Inc. under an option agreement granted by the Company. The Company also received $25,000 from Lucre Ventures Ltd. as recovery of costs incurred. These amounts have been credited to oil and gas properties.

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

To date, the Company's capital needs have been met by equity financings. Management believes the Company has sufficient cash, without giving effect to the sale of the shares of Hilton which the Company anticipates receiving as a result of its election to discontinue its funding of Hilton LLC, to fund the Company's operations until the second quarter of 2001. As at June 30, 2000, the Company had $165,385 in cash which management has allocated to:

i) acquire approximately 900 acres of petroleum and natural gas leases in the Crocker Canyon project; and

ii) continue to fund the retainer fees to Davis & Namson through September 2000. Davis & Namson has additional prospects in the San Joaquin Basin on which they need to carry out additional geological studies to determined if the prospects satisfy the Company criteria to justify acquiring petroleum and natural gas leases covering said prospects.

In order to reduce its outlay of capital the Company has decided to convert its interest in theHilton LLC into common shares of Hilton. By making this election the Company is no longer subject to cash calls for wells drilled in the San Joaquin Joint Venture. Pursuant to the terms of the operating agreement of Hilton LLC, the Company will receive shares in Hilton, based on the trading value price of Hilton common stock, in an amount equal to the Company's its capital contributions. The number of shares to be issued cannot be determined at this time. The operating agreement provides that no shares can be issued until twelve months after the date of the investment in the Hilton LLC, which in the case of the Company is September 30, 2000. In addition, the price of the shares of Hilton will be determined at this future date. The objective of the agreement is to reimburse the Company for its investment in Hilton LLC with common shares of Hilton.

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

Management believes the Company will need to raise additional funds within the next 12 to 18 months. It is the intention of the Company to raise additional capital in the following ways to fund the acquisition of additional prospects and to drill exploration wells on the Willow Springs and Crocker Canyon prospects:

     a. Farmout both Willow Springs and Crocker Canyon prospects whereby the Company will be carried through the cost to drill, complete, equip or abandon an exploration well on each prospect and retain a negotiated interest in each prospect. Alternatively, the Company may elect to sell all or portions of Willow Springs and/or Crocker Canyon prospects. The funds derived from the sale could be used to pay the Company's portion of the cost to drill, complete, equip or abandon an exploration well on each prospect. Alternatively, the Company may elect to sell all or portions of Willow Springs and/or Crocker Canyon prospects. The funds derived from the sale could be used to pay the Company's portion of the cost to drill, complete, equip or abandon an exploration well on the prospects.

     b.  By  raising   additional   capital  through  a  private  placement  (or
         placements) of common stock of the Company.

During the next 12 months 2000 the operational plans for the Company entail conducting the following:

     a. Complete acquisition of petroleum and natural gas leases in the Willow Springs and Crocker Canyon prospects.

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

         a)    Exhibits:

               REGULATION                                                                       CONSECUTIVE
               S-B NUMBER                                EXHIBIT                                PAGE NUMBER


                  2.1         Agreement and Plan of Reorganization (1)                              N/A
                  3.1         Amended and Restated Articles of Incorporation (1)                    N/A
                  3.2         Bylaws (2)                                                            N/A
                  4.1         1999 Stock Option Plan (3)                                            N/A
                 10.1         Operating Agreement of Hilton Petroleum Greater San
                              Joaquin Basin Joint Venture LLC (3)                                   N/A
                 10.2         Consulting and Overriding Royalty Agreement with
                              Davis & Namson (3)                                                    N/A
                 10.3         Agreement with Canyon Oil (3)                                         N/A
                 10.4         Agreement with Consolidated Stewards Inc., as                         N/A
                              amended (3)
                  11          Statement re: Computation of Per Share Earnings                       See
                                                                                                  Financial
                                                                                                 Statements
                  27          Financial Data Schedule                                               ___


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



                                     SAN JOAQUIN RESOURCES INC.



Date: August 11, 2000                By:/S/ NICK DEMARE
                                        --------------------------------------
                                     Nick DeMare, Secretary, Treasurer,
                                     Director and Principal Financial and
                                     Accounting Officer