Form 10QSB
period 2000-09-30
SAN JOAQUIN RESOURCES INC
filed 2000-11-09
CIK 1086319

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended    SEPTEMBER 30, 2000
                                                   ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                                    0-26321
                            (Commission File Number)


                           SAN JOAQUIN RESOURCES INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                           98-0204105
----------------------------                             --------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

53 STRATFORD PLACE, S.W. CALGARY, ALBERTA                          T3H 1H7
-------------------------------------------                      -----------
(Address of principal executive offices)                         (ZIP Code)

                                 (403) 242-9703
          (Issuer's Registrant's telephone number, including area code)

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

                   Yes     X                        No
                       -------                         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           As of November 3, 2000 the Registrant had 11,788,930 shares of common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

                   Yes                              No     X
                      -------                          -------

                           SAN JOAQUIN RESOURCES INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

Part I.  Financial Information:

         Item 1. - Consolidated Balance Sheets -
                   September 30, 2000 (unaudited) and December 31, 1999........3

                 - Consolidated Statement of Operations (unaudited) -
                   Nine Months Ended September 30, 2000, Three Months
                   Ended September 30, 2000 and Period from Inception
                   (September 14, 1999) to September 30, 2000..................4

                 - Consolidated Statement of Cash Flows (unaudited) -
                   Nine Months Ended September 30, 2000 and Period from
                   Inception (September 14,1999) to September 30, 2000.........5

                 - Consolidated Statements of Stockholders' Equity
                   (unaudited) - Inception Through September 30, 2000..........6

                 - Notes to Consolidated Financial Statements..................7

         Item 2. - Management's Discussion and Analysis or
                   Plan of Operation...........................................9


Part II. Other Information:

         Item 1. - Legal Proceedings..........................................12

         Item 2. - Changes in Securities and Use of Proceeds..................12

         Item 3. - Defaults Upon Senior Securities............................12

         Item 4. - Submission of Matters to a Vote of Security Holders........12

         Item 5. - Other Information..........................................12

         Item 6. - Exhibits and Reports on Form 8-K...........................13

Signatures....................................................................14

                           SAN JOAQUIN RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   2000                  1999
                                                                                     $                     $
                                                                                (UNAUDITED)


                                   A S S E T S


CURRENT ASSETS

   Cash                                                                            89,720               387,160
   Accounts receivable and prepaids                                                 3,266                 1,038
   Advance                                                                              -                10,000
                                                                                ----------            ----------
   Total current assets                                                            92,986               398,198


INVESTMENT IN OIL AND GAS VENTURE                                                 399,398               391,670
OIL & GAS PROPERTIES                                                              245,045               122,590
                                                                                ----------            ----------
                                                                                  737,429               912,458
                                                                                ==========            ==========


                           L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                         4,526                74,163
                                                                                ----------            ----------
   Total current liabilities                                                        4,526                74,163
                                                                                ----------            ----------
STOCKHOLDERS' EQUITY
   Common stock, $0.0001 par value
     Authorized - 1,000,000,000 shares
     Issued and outstanding - 11,788,930 shares                                     1,179                 1,177
   Additional paid-in capital                                                     994,685               984,722
  (Deficit) accumulated during the development stage                             (262,961)             (147,604)
                                                                                ----------            ----------
                                                                                  732,903               838,295
                                                                                ----------            ----------
                                                                                  737,429               912,458
                                                                                ==========            ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                  THREE MONTHS        NINE MONTHS
                                                                 INCEPTION TO          ENDED              ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                     2000              2000               2000
                                                                       $                 $                  $

REVENUE

      Interest and other income                                      13,276             1,335              7,492
                                                                 -------------    -------------       -------------

OPERATING EXPENSES
     Administration and accounting                                   13,933             2,787             11,592
     Audit and legal                                                 60,261             8,851             39,113
     Office and miscellaneous                                         9,215             1,389              6,220
     Professional fees                                              155,610            19,258             60,248
     Transfer agent                                                   1,360               301              1,360
     Travel                                                          37,528               347              4,316
                                                                 -------------    -------------       -------------
                                                                    277,907            32,933            122,849

(LOSS) FROM OPERATIONS                                             (264,631)          (31,598)          (115,357)

EQUITY IN INCOME OF AFFILIATE                                         1,670                 -                  -
                                                                 -------------    -------------       -------------
NET (LOSS) FOR THE PERIOD                                          (262,961)          (31,598)          (115,357)
                                                                 =============    =============       =============
NET (LOSS) PER COMMON SHARE - BASIC
     AND DILUTED                                                    $(0.025)          $(0.003)           $(0.010)
                                                                 =============    =============       =============
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                         10,540,955        11,772,322         11,770,107
                                                                 =============    =============       =============



  The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                        NINE MONTHS
                                                                                    INCEPTION TO           ENDED
                                                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                                                        2000               2000
                                                                                          $                  $

CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss) for the period                                                       (262,961)           (115,357)
       Adjustments to reconcile net (loss) to
            net cash (used) by operating activities
       Equity in income of affiliate                                                     (1,670)                  -
       Changes in assets and liabilities
            Increase in amounts receivable and prepaids                                  (3,266)             (2,228)
            Increase (decrease) in accounts payable and accrued liabilities              14,491             (59,672)
            Decrease in advance                                                               -              10,000
                                                                                     -----------         -----------

       Net cash (used) by operating activities                                         (253,406)           (167,257)
                                                                                     -----------         -----------

CASH FLOWS FROM  INVESTING ACTIVITIES
       Investment in oil and gas venture                                               (397,728)             (7,728)
       Additions to oil and gas properties                                             (348,045)           (155,455)
       Proceeds from sale of participation agreement                                    103,000              33,000
                                                                                     -----------         -----------

       Net cash (used) by investing activities                                         (642,773)           (130,183)
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of preferred stock                                             30,745                   -
       Proceeds from sale of common stock                                               960,000                   -
       Cash paid for offering costs                                                      (4,846)                  -
                                                                                     -----------         -----------

       Net cash provided by financing activities                                        985,899                   -
                                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                          89,720            (297,440)

CASH - BEGINNING OF PERIOD                                                                    -             387,160
                                                                                     -----------         -----------
CASH - END OF PERIOD                                                                     89,720              89,720
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

                           SAN JOAQUIN RESOURCES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                                        (DEFICIT)
                                         PREFERRED STOCK                     COMMON STOCK                              ACCUMULATED
                                  ----------------------------      -------------------------------     ADDITIONAL      DURING THE
                                                                                                         PAID-IN       DEVELOPMENTAL
                                    SHARES           AMOUNT            SHARES             AMOUNT          CAPITAL           STAGE
                                  -----------      -----------      -------------      ------------     ----------     -------------

Inception, September 14, 1999               -      $         -                  -      $          -     $        -     $          -


Sale of Series A Preferred
Shares at $0.50 per share              61,490              615                  -                 -         30,130                -

Conversion of Series A
Preferred Shares into                 (61,490)            (615)         6,149,000             6,149         (5,534)               -
common stock

Sale of common stock at
$0.50 per share                             -                -          1,920,000             1,920        958,080                -

Costs of offerings                          -                -                  -                 -         (4,846)               -

Issuance of common stock for
acquisition of San Joaquin                  -                -                  -            (7,262)         7,262                -

Recapitalization of shares
issued by LEK prior to merger               -                -          3,700,000               370           (370)               -

Net (loss) for the period                   -                -                  -                 -              -         (147,604)
                                  ------------     -------------    -------------      --------------   -----------    -------------
Balance, December 31, 1999                  -                -         11,769,000             1,177        984,722         (147,604)

Issuance of common stock
   for services                             -                -             19,930                 2          9,963                -

Net (loss) for the period                   -                -                  -                 -              -         (115,357)
                                  ------------     -------------    -------------      --------------   ------------   -------------
Balance, September  30, 2000                -      $         -         11,788,930      $      1,179     $  994,685     $   (262,961)
                                  ============     =============    =============      ==============   ============   =============



  The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

ORGANIZATION AND BUSINESS COMBINATION

LEK International, Inc. ("LEK") was incorporated under the laws of the State of Nevada on April 21, 1997, for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. LEK is a public company which had no operations. On December 31, 1999, LEK completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of San Joaquin Oil & Gas Ltd. ("San Joaquin"), a private corporation incorporated on September 14, 1999, under the laws of the State of Nevada. San Joaquin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. San Joaquin is an exploration stage oil and gas company and as of September 30, 2000, has not earned any production revenue, nor found proved resources on any of its properties. San Joaquin's principal activities have been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in a limited liability company.

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

INVESTMENT IN OIL AND GAS VENTURE

On April 4, 2000, the Company notified Hilton Petroleum Ltd. ("Hilton") and Hilton Petroleum Greater San Joaquin Basin LLC ("Hilton LLC") that it would no longer fund any further capital contributions. Accordingly, the Company will receive common shares of Hilton, based on the trading value price of Hilton common stock, in an amount equal to its capital contributions. Hilton is a Canadian public company listed on the Canadian Venture Exchange (the "CDNX") and is engaged in the business of acquiring leasehold interests in oil and gas properties and the exploration for, and development, production and sale of oil and gas, predominantly in the United States through its wholly-owned subsidiaries.

Hilton has advised the Company that it intends to issue 314,907 shares of the common stock of Hilton (the "Hilton Shares") in exchange for the Company's interest in Hilton LLC. As at September 30, 2000, the quoted market value of the Hilton Shares was approximately $410,000 (CDN$614,100). Issuance of the Hilton Shares is pending, subject to regulatory approval.

STOCKHOLDERS' EQUITY

On September 8, 2000, the Company issued 19,930 common shares of its capital stock to a company controlled by a director of the Company for $9,965 in professional services provided to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, through its subsidiary, San Joaquin, is engaged in the business of acquiring and exploring for petroleum and natural gas prospects. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with joint interest partners. As of September 30, 2000, the Company did not have any joint interest partners.

The following discussion of the results of operations of the Company for the nine months ended September 30, 2000 should be read in conjunction with the consolidated financial statements (unaudited) of the Company and related notes included therein.

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

In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling test. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At September 30, 2000, there were no reserves.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

San Joaquin, the Company's operating subsidiary and the acquirer of the Company for accounting purposes, was incorporated on September 14, 1999. Accordingly, no comparative figures are presented. During the three and nine month periods ended September 30, 2000, the Company recorded a net loss of $31,598 (a loss of $0.003 per share) and a net loss of $115,357 (a loss of $0.01 per share), respectively. During the three and nine month periods ended September 30, 2000, the Company earned interest revenue of $1,335 and $7,492, respectively, on deposits held from funds received from the Company's equity financings conducted in 1999.

During the nine month period ended September 30, 2000, the Company incurred total expenses of $122,849. Included in this amount was $54,000 relating to the salary of the President of the Company which has been recorded as part of professional fees. In addition, the Company incurred $39,113 in legal and accounting fees relating primarily to the costs associated with the Company's audit and ongoing Securities and Exchange Commission filings.

During the three month period ended September 30, 2000, the Company incurred total expenses of $32,933. Included in this amount was $18,000 relating to the salary of the President of the Company which has been recorded as part of professional fees. In addition, the Company incurred $8,851 in legal and accounting fees relating primarily to the costs associated with ongoing Securities and Exchange Commission filings.

During the nine month period ended September 30, 2000, the Company capitalized $155,455 towards oil and gas properties. Of this amount $76,375 was attributed to professional fees paid to Davis & Namson for geological studies. The Company received an $78,000 payment from Consolidated Earth Stewards Inc. under an option agreement granted by the Company. The Company also received $25,000 from Lucre Ventures Ltd. as recovery of costs incurred. These amounts have been credited to oil and gas properties.

At September 30, 2000, the Company had a working capital surplus of $88,460, compared to a working capital surplus of $324,035 at December 31, 1999. The decrease in working capital is the result of funds capitalized on the Company's oil and gas properties, which includes fees paid to Davis & Namson, as discussed above. Additionally, the decrease in working capital is the result of Company's net loss incurred during the period.

During the nine month period ended September 30, 2000, the Company contributed an additional $7,728 towards its investment in Hilton LLC. On April 4, 2000, the Company notified Hilton and Hilton LLC that it would cease to fund any further capital contributions and elected to receive common shares of Hilton. Hilton has notified the Company that it has made application to the regulatory authorities to issue 314,907 of Hilton's common shares to the Company.

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

To date, the Company's capital needs have been met by equity financings. Management believes the Company has sufficient cash, without giving effect to the sale of the shares of Hilton which the Company anticipates receiving as a result of its election to discontinue its funding of Hilton LLC, to fund the Company's operations until the second quarter of 2001. As at September 30, 2000, the Company had $89,720 in cash which management has allocated to acquire approximately 900 acres of petroleum and natural gas leases in the Crocker Canyon project.

In order to reduce its outlay of capital the Company has decided to convert its interest in Hilton LLC into common shares of Hilton. By making this election the Company is no longer subject to cash calls for wells drilled in the San Joaquin Joint Venture. Pursuant to the terms of the operating agreement of Hilton LLC, the Company will receive shares in Hilton, based on the trading value price of Hilton common stock, in an amount equal to the Company's its capital contributions. The operating agreement provides that no shares can be issued until twelve months after the date of the investment in the Hilton LLC, which in the case of the

Company was September 30, 2000. The objective of the agreement is to reimburse the Company for its investment in Hilton LLC with common shares of Hilton. Hilton has advised the Company that it has made application to the CDNX to issue 314,907 common shares of Hilton to the Company. As at September 30, 2000, the quoted market value of the Hilton shares was approximately $410,000.

It is anticipated these shares in Hilton will be sold in an orderly manner on the CDNX in the fourth quarter year 2000 and the first half of the year 2001. The money received from the sale of these shares will be used to fund the further activity of the Company. There are no assurances that the Company will be able to sell the shares of Hilton which the Company receives or that the Company will realize an amount upon any such sales sufficient to reimburse the Company for its expenditures.

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

During the next twelve months the operational plans for the Company entail conducting the following:

     a. Complete acquisition of petroleum and natural gas leases in the Willow Springs and Crocker Canyon prospects.

     b. Either sell all or a portion of its interest in the Willow Springs and Crocker Canyon prospects or, alternatively, farmout its interest in said prospects. This action is necessary to facilitate the drilling of an exploration well on each prospect in year 2001.

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

TRADING ON THE OTC BULLETIN BOARD

The Company's stock is cleared for trading on the OTC Bulletin Board by NASD Regulation, Inc. under the symbol "SJQR".

NEW OPPORTUNITIES

In addition to the Company's current operations, management is seeking new opportunities for the Company.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES OF SECURITIES

           During September 2000, the Company issued 19,930 shares to a company controlled by a director of the Company in exchange for services performed for the Company, valued at $9,965. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and as such, were issued with a restrictive legend.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:

   REGULATION                                                                   CONSECUTIVE
   S-B NUMBER                                  EXHIBIT                          PAGE NUMBER

      2.1          Agreement and Plan of Reorganization (1)<F1>                     N/A

      3.1          Amended and Restated Articles of Incorporation (1)<F1>           N/A

      3.2          Bylaws (2)<F2>                                                   N/A

      3.3          Amendment to Article II, Section 6 of the Bylaws                 15

      4.1          1999 Stock Option Plan (3)<F3>                                   N/A

      10.1         Operating Agreement of Hilton Petroleum Greater San
                   Joaquin Basin Joint Venture LLC (3)<F3>                          N/A

      10.2         Consulting and Overriding Royalty Agreement with
                   Davis & Namson (3)<F3>                                           N/A

      10.3         Agreement with Canyon Oil (3)<F3>                                N/A

      10.4         Agreement with Consolidated Stewards Inc., as
                   amended (3)<F3>                                                  N/A

       11          Statement re: Computation of Per Share Earnings                  See
                                                                            Financial Statements

       27          Financial Data Schedule                                           17


<F1>
    (1)    Incorporated by reference to the exhibits filed with the Company's Form 8-K dated
           December 31, 1999.
<F2>
    (2)    Incorporated by reference to the exhibits filed with the Company's Form 10-SB dated
           July 23, 1999.
<F3>
    (3)    Incorporated by reference to the exhibits filed with the Company's Form 10-KSB dated
           December 31, 1999.

           (b)    Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SAN JOAQUIN RESOURCES INC.



Date: November 8, 2000           By:  /s/ Nick DeMare
                                    -------------------------------------------
                                    Nick DeMare, Secretary, Treasurer,
                                    Director and Principal Financial and
                                    Accounting Officer