Form 10KSB
period 2000-12-31
GASCO ENERGY INC
filed 2001-03-29
CIK 1086319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 0-26321

                               GASCO ENERGY, INC.
                     (formerly San Joaquin Resources, Inc.)
                 (Name of small business issuer in its charter)

                   NEVADA                                    98-0204105
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

14 Inverness Drive East, Building H, Suite 236, Englewood, CO       80112
          (Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (877) 627-8637

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                                (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

 Check if disclosure of delinquent filers in response to Item 405 of Regulation
   S-B is not contained in this form, and no disclosure will be contained, to the best of Gasco's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year. $ 8,832.00

        Aggregate market value of the voting and non-voting common equity
       (12,146,080 shares) held by non-affiliates of the registrant as of
                          March 28, 2001: $ 46,276,564

        Number of shares outstanding of Gasco's Common Stock, $0.0001 par value, as of March 28, 2001: 12,488,930 shares

                     Documents incorporated by reference: NO

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Exhibit index on consecutive page ____                      Page 1 of ____ Pages

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

HISTORY

Gasco Energy, Inc. ("Gasco", "we" or "us", as the context requires) was incorporated on April 21, 1997 under the laws of the State of Nevada as "LEK International, Inc." We operated as a "shell" company until December 31, 1999, when a change in control occurred in conjunction with closing under an Agreement and Plan of Reorganization with San Joaquin Oil & Gas Ltd., a Nevada corporation ("Oil & Gas"). Prior to closing under this Agreement and Plan of Reorganization, we had a total of 3,700,000 shares of common stock issued and outstanding. We issued 8,069,000 new shares of common stock in exchange for all of the issued and outstanding common stock of Oil & Gas Ltd. As a result of that transaction, Oil & Gas Ltd. became a wholly-owned subsidiary of Gasco.

We changed our name to San Joaquin Resources, Inc. in connection with this December 1999 transaction, and the resulting stock ownership in Gasco was 8,069,000 shares, or approximately 68.56%, owned by persons who were previously shareholders of Oil & Gas, and 3,700,000 shares, or approximately 31.44 %, owned by persons who were previously shareholders of Gasco (then known as "LEK International, Inc.)

Effective March 5, 2001, we again changed our name to "GASCO ENERGY, INC.", and on March 28, 2001 we obtained a new trading symbol and recognition of the new name on the NASDAQ Bulletin Board: GASE.

THE PANNONIAN MERGER TRANSACTION

On February 1, 2001, Gasco signed a definitive agreement to acquire Pannonian Energy, Inc., a Delaware corporation, in a transaction whereby Pannonian will merge with a wholly owned subsidiary of Gasco and will thereby become a wholly owned subsidiary of Gasco. The Pannonian merger transaction is expected to close before March 31, 2001, contingent on approval by Pannonian shareholders and certain other contingencies, including the change of our name to "Gasco Energy, Inc." and the presence of at least $1.5 million in cash in Gasco at the time of closing. We have agreed to issue 14,000,000 new shares of Gasco common stock to the shareholders of Pannonian as part of the merger. Depending on the results of an ongoing offering of common stock to raise up to $7.2 million, the Pannonian shareholders will own between 54% and approximately 60% of the total outstanding shares of Gasco at or immediately after the closing of the Pannonian merger. Of course if the current offering is oversubscribed, or Gasco requires additional funding in the future, which it will, the relative ownership percentage of the Pannonian shareholders, as any shareholder, will be reduced.

NEW MANAGEMENT

Based on the signing of the definitive Pannonian merger agreement, and the receipt of proxies representing a majority of the issued and outstanding shares of Pannonian, Gasco underwent a change in management on February 1, 2001. Messrs. Nick DeMare and Colin S. McNeil resigned as officers and directors, and Mr. Tim Bowes resigned as President. The following new management was elected for Gasco effective February 1, 2001:

         Marc Bruner            Director and Chairman of the Board of Directors
         Mark Erickson          Director and President and Treasurer
         Howard Sharpe          Vice President and Secretary
         Tim Bowes              Director (continuing)
         Carl Stadelhofer       Director

--------------------------------------------------------------------------------

Information about this new management for Gasco is provided later in this report under Item 9.

BUSINESS OF GASCO

Gasco has acquired interests in petroleum and natural gas leases in the San Joaquin Basin of California. We have expended, net of cost recoveries, approximately $258,431 to date in oil and gas prospect development activities. Under the Pannonian merger agreement, mentioned earlier in this report, Gasco will acquire significant new lease acreage known as the Riverbend prospect in the Uintah basin in Eastern Utah. Gasco intends to continue to search for and acquire potentially valuable oil and gas prospects in the Western United States.

AGREEMENTS

         Davis & Namson Agreement.

On September 20, 1999, Gasco entered into an agreement (the "Consulting and Overriding Royalty Agreement") covering exploration activity principally in the San Joaquin Basin and, to a lesser extent, in the Sacramento Basin, located in southern California. The Consulting and Overriding Royalty Agreement had an initial term of four months, and renews automatically for four month periods. The Consulting and Overriding Royalty Agreement may be terminated by giving notice 45 days prior to the end of any four month period. The Consulting and Overriding Royalty Agreement provides for Gasco retaining the consulting services of Jay S. Davis and Thomas L. Namson (collectively "Davis & Namson") pursuant to a set fee structure in order to generate petroleum and natural gas prospects. As part of the retainer, Gasco agreed to compensate Davis & Namson for a minimum of 120 man days during the initial four month term of the agreement, at the following rates: $750/day for Partners, $275/day for Geological Technicians and $750/day for the Travel Day Rate for Partners. These rates and hours are no longer in effect.

Gasco has also agreed to compensate Davis & Namson for its reasonable expenses incurred in connection with the performance of services following the initial term of the agreement, discussed above. For each prospect Davis & Namson generates Gasco has the right to accept or reject the prospect. With respect to prospects Gasco accepts, any petroleum and natural gas leases acquired by Gasco, within the boundary of the prospect, are subject to a royalty to Davis & Namson, the amount of which is determined in accordance with the Consulting and Overriding Royalty Agreement, but is substantially as follows:

         ROYALTY PERCENTAGE          IF THE NET REVENUE INTEREST IS:

                 3.0%                     Greater than 87.5%
                 2.5%                     84% to 87.5% inclusive
                 2.0%                     81% to 83.99% inclusive
                 1.5%                     Less than 81%

To date Gasco has accepted the following prospects from Davis & Namson:

                Willow Springs
                Crocker Canyon
                Bitterwater Creek
                Midway Peak
                Orchard Peak

--------------------------------------------------------------------------------

Davis & Namson is not affiliated with Gasco.

Should Gasco reject a prospect Davis & Namson has the right, after four months, to locate a third party to acquire the prospect. During this four month period Gasco can elect to accept the prospect and fund the acquisition of petroleum and natural gas leases. Gasco still has the right for seven months after the aforesaid four months to acquire a 50% interest in the prospect. As of April 10, 2000, Gasco had not rejected any prospects presented by Davis & Namson.

         CONSOLIDATED EARTH STEWARDS AGREEMENT

Pursuant to an agreement, dated November 16, 1999, the Company agreed to grant Consolidated Earth Stewards Inc. ("CEW") a right of first refusal ("ROFR") until October 1, 2001 to participate in a 19% working interest in certain oil and gas prospects to be identified, acquired, or generated by the Company in the San Joaquin and Sacramento Basins, located in California. CEW had agreed to pay an initial $150,000 for the ROFR and provide an initial advance of $200,000 to fund exploration costs. As at December 31, 1999, CEW had paid the Company $70,000. During the year ended December 31, 2000, CEW paid a further $8,000 and the agreement was subsequently cancelled.

CEW is a public company trading on the Canadian Venture Exchange. CEW is not affiliated with Gasco.

         Canyon Oil Agreement.

On December 1, 1999, the Company and Canyon Oil & Gas ("Canyon") entered into an agreement whereby the Company paid an initial $70,000 to Canyon for technical information provided by Canyon on certain oil and gas prospects (the "Canyon
Prospects") located in the San Joaquin and Sacramento Basins. The Company was also required to pay a renewal payment of $70,000 every four months until termination of the agreement by either party. During the year ended December 31, 2000, the agreement was terminated without any further payments made.

         Hilton LLC Investment

In 1999, Gasco acquired four membership interests in Hilton Petroleum Greater San Joaquin Basin Joint Venture LLC. These interests were exchanged for 314,907 shares of Hilton Petroleum, Ltd, a Canadian public company traded on the CDNX, in 2000, and these shares were subsequently sold in 2000 and early 2001 for cash.

Mr. Nick DeMare, a former officer and director of Gasco, was also a director of Hilton Petroleum Ltd., the manager of Hilton LLC. The terms upon which Gasco acquired and then sold its membership interests in Hilton LLC were the same as those offered to non-affiliated purchasers.

         PANNONIAN MERGER TRANSACTION

On February 1, 2001, Gasco's board of directors approved and Gasco signed a definitive agreement whereby Pannonian Energy, Inc., a privately held Delaware corporation headquartered in Denver, Colorado, will merge with a wholly owned subsidiary of Gasco and will thereby become a wholly owned subsidiary of Gasco. The Pannonian merger agreement is set to close on or before March 31, 2001. The closing is conditioned on certain conditions and covenants, including approval of the transaction by Pannonian shareholders, the name change to "Gasco Energy, Inc.", and the presence in Gasco at closing of at least $1.5 million in cash.

--------------------------------------------------------------------------------

         FINANCING AGREEMENT WITH WET COAST MANAGEMENT CORP.

On January 12, 2001, Wet Coast Management Corp., a Vancouver-based investor relations and venture capital firm, signed a Financing Agreement with Gasco whereby Wet Coast agreed to undertake a Regulation S offshore financing for Gasco whereby 2,400,000 shares of Gasco common stock would be placed at $3.00 per share. Closings on the financing are to take place (a) $1,200,000 at or before February 12, 2001, another $1,500,000 at or before May 1, 2001 and another $4,500,000 at or before August 1, 2001. The first tranche of $2,000,000 was received by Gasco in March, 2001. A condition of the Financing Agreement is the closing of the Pannonian merger transaction, which is scheduled to take place on or before March 31, 2001. Under the Financing Agreement, Gasco is required to use 70% of the funding from Wet Coast for the development of oil and gas assets in Pannonian, with the remaining 30% able to be used for general corporate purposes. Gasco also committed to register for resale under the Securities Act of 1933 all of the shares of its common stock sold through the Wet Coast Regulation S offering. Wet Coast also obtained the first right to provide additional funding needed by Gasco. The full text of the Financing Agreement is an Exhibit to this Report.

         CONSULTING AGREEMENT WITH WET COAST MANAGEMENT CORP.


Concurrently with the Financing Agreement, Gasco entered into a Consulting Agreement with Wet Coast Management Corp. on effective January 12, 2001. Under the terms of the Consulting Agreement, Gasco will pay to Wet Coast Management Corp. a consulting fee of $5000 per month during the 12-month term of the Agreement. Wet Coast was also issued 20,000 shares under a stock option issued at $3.00 per share. In return, Wet Coast will provide venture capital advice, public relations services, and investor relations services for Gasco, including the Financing Agreement and the funding raised thereunder. The full text of the Consulting Agreement is an exhibit to this Report.

         FINANCING AGREEMENT WITH CANACCORD INTERNATIONAL, LTD.

As of March 15, 2001, Gasco entered into a Financing Agreement with Canaccord International, Ltd., an investment banking firm, to raise up to $4.2 million of the $7.2 million covered by the Wet Coast Financing Agreement. Canaccord was referred to San Joaquin by Wet Coast in connection with Wet Coast's activities under its Financing Agreement. For its services in connection with raising the needed funds, Canaccord will be paid a $25,000 retainer, a 5% cash commission on its sale of Gasco shares in the private placement, and a $5,000 per month corporate services fee for the 12 months beginning April 2001. Gasco will also reimburse Canaccord for its expenses. Gasco also gave Canaccord a first right to participate in future financing transactions desired by Gasco. (In this regard, Wet Coast has agreed to amend its Financing Agreement to eliminate the first right given to Wet Coast in favor of Canaccord.)

         FINANCIAL ADVISORY AGREEMENT WITH CANACCORD INTERNATIONAL, LTD.

Also as of March 15, 2001, Gasco entered into a Financial Advisory Agreement with Canaccord International Ltd., under which Canaccord will advise Gasco and provide referrals for acquisitions and other investment banking needs. For these services Canaccord will be paid $10,000 as a retainer, a "work fee" of $10,000 per month for five months, and a commission on transactions originated by Canaccord (not including the share sales covered by the Canaccord Financing Agreement) equal to 5% of the value, payable in registered shares of Gasco common stock valued at the prevailing market price. The agreement is terminable on 30 days notice, although the transaction fee is payable on any transaction referred by Canaccord taking place within 12 months of the termination of the agreement.

--------------------------------------------------------------------------------

         MEMORANDUM OF UNDERSTANDING WITH NEW ENERGY WEST CORPORATION

On March 26, 2001 Gasco entered into a binding Memorandum of Understanding for its acquisition of New Energy West Corporation, an Alberta corporation with shares traded on the CDNX in Canada under the symbol NEC.V. Under the terms of the Memorandum of Understanding, Gasco will exchange 5,000,000 shares of its common stock for all of the issued and outstanding shares of New Energy West through arrangements called for under Alberta and British Columbia laws applicable to the transaction. The parties have agreed to negotiate a definitive agreement on or before April 20, 2001 and to refrain from contacts with other potential transaction partners pending that agreement. Subject to reaching a definitive agreement and approval by the New Energy West shareholders, the parties contemplate closing of the acquisition before the end of the second quarter of 2001. New Energy West holds oil and gas leases on acreage in the San Joaquin Basin in California.

ACQUISITION, EXPLORATION AND DEVELOPMENT EXPENSES

During the fiscal year ended December 31, 2000, Gasco spent $125,878 in costs (net of $33,000 in cost recoveries) in identifying and acquiring petroleum and natural gas leases and prospect rights, compared with $122, 590 (net of $70,000 in cost recoveries) expended in 1999. At December 31, 2000, Gasco had acquired direct interests in 3990 acres covered by petroleum and natural gas leases. See "Item 2. Description of Properties".

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

Gasco is participating in exploration activities to locate crude petroleum and natural gas. The principal markets for these commodities are refining companies, natural gas transmission pipeline companies, utilities and private industry end-users.

COMPETITIVE BUSINESS CONDITIONS, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

Gasco's petroleum and natural gas exploration activities will be undertaken in a highly competitive and speculative business atmosphere. In seeking suitable petroleum and natural gas properties for acquisition, Gasco will be competing with a number of other companies operating in its areas of interest, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that Gasco's competitive position in the petroleum and natural gas industry will be significant.

Management anticipates a tight market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in our areas of exploration may have a significant adverse impact on the timing and profitability of Gasco's operations. In addition, as discussed under RISKS, Gasco will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available timely or at all.

The prices of Gasco's products are controlled by domestic and world markets. However, competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Gasco, and ventures in which it participates, is relatively small compared to other petroleum and natural gas exploration companies and may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of product, in the event Gasco, or a venture in which it participates, is successful in its exploration efforts.

--------------------------------------------------------------------------------

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS

At this time, Gasco does not offer or sell any products or services; however it, or any venture in which it participates, is required to obtain local government and other permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires Gasco to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table.

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect Gasco's operations and costs through their effect on oil and gas exploration, development and production operations. Environmental laws and regulations have changed substantially and rapidly over the last 30 years, and Gasco anticipates that there will be continuing changes. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose Gasco to liability for the conduct of operations or conditions caused by others, or for acts of Gasco which were in compliance with all applicable laws at the time such acts were performed. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for Gasco and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on Gasco's operations. In addition, Gasco's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund law, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties.

It is not anticipated that Gasco will be required in the near future to expend material amounts by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Gasco is unable to predict the ultimate future cost of compliance.

--------------------------------------------------------------------------------

Gasco believes it is presently in compliance with all applicable federal, state or local environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on Gasco's present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which Gasco's business operations are subject, and there are many others, the effects of which could have an adverse impact on Gasco. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on Gasco's current and future operations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Gasco presently has no full-time employees. The officers and directors of Gasco have agreed to allocate a portion of their time to the activities of Gasco. If we commence full-scale oil and gas operations, as we expect to do following the Pannonian merger transaction, Gasco will add full-time and part-time employees and contractors as needed.

Gasco's officers and directors are involved with other companies, some of which now have, or may in future have, a business plan involving the oil and gas business. As a result, potential conflicts of interest may arise. If an officer or director of Gasco is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to Gasco or another company with which he is affiliated, that officer or director is under legal duty to disclose the opportunity to all such companies simultaneously, and that officer or director may not participate in the decision of any such company to pursue or attempt to pursue any such opportunity.

RISK FACTORS

Due to the nature of Gasco's business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to Gasco's operations:

         ACCUMULATED LOSSES

During the year ended December 31, 2000, Gasco incurred a loss of $(254,458), and has an accumulated loss of $(402,062) since inception. Pannonian has operated at a loss from its inception as well.

To date Gasco's operations have not generated sufficient operating cash flows to provide working capital for Gasco's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. There can be no assurances that Gasco will be able to successfully develop any prospects that it acquires or that it will achieve profitability from its operations.

         ABSENCE OF A MATURE PUBLIC MARKET

Gasco's common stock has only been trading in the public markets since December 2000, and such trading has been sporadic and erratic. A holder of Gasco's common stock may not be able to liquidate his or her investment in the event of an emergency and shares of Gasco's common stock may not be accepted as collateral for loans.

Gasco intends to apply for listing on the American Stock Exchange and believes that it will meet the American Exchange's listing requirements in the second quarter of 2001. Listing on the American Stock Exchange is discretionary with the Exchange, however, and there is no assurance that Gasco will be accepted for AMEX listing, or that such a listing will result in an active trading market.

--------------------------------------------------------------------------------

         EXPLORATION AND PRODUCTION RISKS

The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A major risk affecting drilling is the need to obtain drilling permits from local authorities. Delays in obtaining drilling permits, the failure to obtain a drilling permit for a well, or a permit with unreasonable conditions or costs could have a materially adverse effect on Gasco's ability to effectively develop its properties.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which Gasco, or any venture in which we participate, may obtain an interest. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond the control of Gasco. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Gasco not receiving an adequate return on invested capital. There is no assurance that crude oil or natural gas in commercial quantities will be discovered by Gasco, or any venture in which Gasco participates.

         FINANCING RISKS

Gasco has relied on the sale of its equity capital to fund working capital and the acquisition of its prospects and related leases. We have no assurance that additional funding will be available to fund the acquisition, exploration or development of any additional properties, including the Riverbend prospect to be acquired from Pannonian. There can be no assurance that Gasco will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of Gasco's property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties.

In this regard, Pannonian has entered into an agreement with Phillips Petroleum to conduct drilling operations on Pannonian's Riverbend prospect. While Phillips will fund drilling and completion to the Mesaverde depth, Pannonian must fund its own drilling and completion at the higher Wasatch depth in order to maximize its interests in the Riverbend wells being drilled by Phillips. The Riverbend prospect alone will call for significant new funding that may not be available within a reasonable time or on terms acceptable to Gasco. During fiscal 2001, Pannonian will be required to expend approximately $5,000,000 to meet its Riverbend drilling obligations.

--------------------------------------------------------------------------------

         UNINSURABLE RISKS

Although management believes the operator of any properties in which Gasco may acquire interests, will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, Gasco may suffer losses from uninsurable hazards or from hazards which the operator or Gasco has chosen not to insure against because of high premium costs or other reasons. Gasco intends to engage in participating in the drilling of both exploratory and development wells. Exploratory wells have much greater dry hole risk than do wells which are drilled offsetting established production. Gasco may become subject to liability for pollution, fire, explosion, blow-outs, cratering and oil spills against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material, adverse effect on Gasco's financial position.

         NO ASSURANCE OF TITLES

It is Gasco's practice, in acquiring petroleum and natural gas leases, or undivided interests in petroleum and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, Gasco will rely upon the judgment of petroleum and natural gas lease brokers or landsmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This practice is widely followed in the petroleum and natural gas industry.

Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed petroleum and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well; however, neither Gasco or companies in which we invest, nor the person or company acting as operator of the well will obtain counsel to examine title to such spacing unit until the well is about to go into production. It frequently happens, as a result of such examinations, that certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

FROM TIME TO TIME, THE EXAMINATION MADE BY TITLE LAWYERS REVEALS THAT A PETROLEUM AND NATURAL GAS LEASE OR LEASES IS WORTHLESS, HAVING BEEN PURCHASED IN ERROR FROM A PERSON WHO IS NOT THE OWNER OF THE MINERAL INTEREST DESIRED. IN SUCH INSTANCES, THE AMOUNT PAID FOR SUCH PETROLEUM AND NATURAL GAS LEASE OR LEASES IS GENERALLY LOST.

To date Gasco has not lost title to any of its petroleum and natural gas leases, nor is Gasco aware that any of its currently held properties is subject to being lost as a result of faulty titles.

         ENVIRONMENTAL REGULATIONS

In general, as noted above, the exploration and proposed production activities of Gasco are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on Gasco's operations or financial condition to date. Specifically, Gasco is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition,

--------------------------------------------------------------------------------
legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and Gasco is unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect Gasco any differently or to any greater or lesser extent than other companies in the industry.

Gasco believes that its operations comply, in all material respects, with all applicable environmental regulations.

         GOVERNMENTAL REGULATIONS

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the petroleum and natural gas industry increases Gasco's cost of doing business and, consequently, affects its profitability. There is no assurance that laws and regulations enacted in the future will not adversely affect the petroleum and natural gas industry. However, since these regulations generally apply to all petroleum and natural gas producers, management of Gasco believes that these regulations should not put Gasco at a material disadvantage with respect to other petroleum and natural gas producers.

Most states in which Gasco may own and/or operate properties have statutes, rules and regulations governing conservation matters including the unitization or pooling of petroleum and natural gas properties, establishment of maximum rates of production from petroleum and natural gas wells and the spacing of such wells.

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

In addition to royalties paid to freehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales. Payment of these taxes are in the normal course of operations in the petroleum and natural gas industry and should not have a material impact on Gasco's financial condition.

         NATURAL GAS AND OIL PRICES

In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal

--------------------------------------------------------------------------------
market demand. While the price of natural gas has exhibited somewhat fewer historical market demand fluctuations than oil, recently natural gas prices have increased significantly over historical levels, largely associated with the demands of the Winter season of 2000-2001 and limited pipeline capacity to meet high demand from coastal population centers. Gasco cannot predict how long the current relatively high prices for natural gas will continue.

         COMPETITION

The petroleum and natural gas industry is intensely competitive and Gasco competes with other companies which have greater resources. Many of such companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects to define, evaluate, bid for and purchase a greater number of properties and prospects than Gasco's financial or human resources permit. Gasco's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is also competition between the petroleum and natural gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. There is no assurance that Gasco will be able to effectively compete against such companies.

         RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

Because of its small size, Gasco's growth will be seen as rapid, as we seek to acquire a critical mass of assets and capacities through mergers or acquisitions. These growth steps are aimed at improving the value of Gasco and to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on Gasco's financial, technical, operational and management resources. As Gasco expands its activities and increases the number of projects we are evaluating or in which we are participating, there will be additional demands on Gasco's financial, technical and management resources. The failure to continue to upgrade Gasco's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on Gasco's business, financial condition and results of operations.

         DEPENDENCE UPON KEY PERSONNEL

The success of Gasco's operations and activities is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its key managers could have a material adverse effect on Gasco. Gasco has not obtained "key man" insurance for any of its management.

Mr. Erickson is the President of Gasco, and Mr. Bruner is the Chairman of the Board. The loss of the services of Messrs. Bruner or Erickson may adversely affect the business and prospects of Gasco.

         ADEQUATE LABOR

In the event Gasco needs to employ additional personnel, we will need to recruit qualified personnel to staff our operations. Gasco believes that such personnel currently are available at reasonable salaries and wages in the geographic areas in which Gasco operates. There can be no assurance, however, that such personnel will be available in the future. In addition, we

--------------------------------------------------------------------------------
cannot predict whether the labor staffing at any of Gasco's projects will be unionized, which may result in potentially higher operating costs.

         DIVIDEND RISKS

Gasco has not paid any dividends on its common shares and does not intend to pay dividends on its common shares in the immediate future. Any decision to pay dividends on its common shares in the future will be made by the board of directors of Gasco on the basis of earnings, financial requirements and other such conditions that may exist at that time.

CONFLICTS OF INTEREST

Certain of the officers and directors will also serve as directors of other companies or have significant shareholdings in other companies. To the extent that such other companies participate in ventures in which Gasco may participate, or compete for prospects or financial resources with Gasco, these officers and directors of Gasco will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such a participation or such terms.

In accordance with the laws of the State of Nevada, the directors of Gasco are required to act honestly and in good faith with a view to the best interests of Gasco. In determining whether or not Gasco will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which Gasco may be exposed and its financial position at that time.

PENNY STOCK REGULATION

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stock". Generally, "penny stocks" are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If Gasco's shares are traded for less than $5 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) Gasco's net tangible assets exceed $5,000,000 during Gasco's first three years of continuous operations or $2,000,000 after Gasco's first three years of continuous operations; or (2) Gasco has had average revenue of at least $6,000,000 for the last three years.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Should a trading market for Gasco's Common Stock commence and should Gasco's Common Stock become subject to the penny stock rules, the holders of the Common Stock may find it difficult to sell the Common Stock of Gasco.

--------------------------------------------------------------------------------

         ENFORCEMENT OF LEGAL PROCESS

Some of the directors of Gasco reside outside the United States. A substantial portion of the assets of such persons are located outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws.

Canadian or Swiss courts may not entertain original actions against Gasco's directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

ITEM 2.       DESCRIPTION OF PROPERTY.

PETROLEUM AND NATURAL GAS PROPERTIES

Gasco's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploration for and development of petroleum and natural gas. All of Gasco's properties are located in the continental United States.

As of December 31, 2000, Gasco had acquired the following petroleum and natural gas leases under the Consulting and Overriding Royalty Agreement with Davis & Namson, described earlier in Item 1:

         WILLOW SPRINGS PROSPECT

Location: West side of the San Joaquin Basin in Townships 29 and 30 South, Range 21 East, Kern County, California.

Leases: To date Gasco acquired one petroleum and natural gas lease containing 65 acres from the United States Department of the Interior, Bureau of Land Management, and thirteen freehold private petroleum and natural gas leases totaling 659 net acres.

Ownership: Gasco has a 100% working interest in the leases it has acquired on the Willow Springs Prospect and net revenue interests of 77% to 84.5% in those leases. Gasco may sell all or a portion of this prospect to fund its further activities.

Access and Topography: The Willow Springs Prospect is situated in low hills with some small ravines. The proposed surface location of an exploration well is accessible by paved and well graded dirt roads.

Geological Description: The Willow Springs Prospect is a four way closed anticline defined by well data including stratigraphic correlation, dip meter and core dip. The primary reservoir targets are the Phacoides sandstone, Oceanic sandstone, and Point of Rocks sandstone. The Phacoides and Point of Rocks sandstones are trapped by four way closure whereas the Oceanic sandstone is trapped by a combination structure and stratigraphic trap. The seal with respect to the prospect is over 6,000 feet of shale dominated by Monterey and Temblor formation. The prospect size is approximately 550 acres for the Phacoides sandstone, 320 acres for the Oceanic sandstone, and 600 acres for the Point of Rocks sandstone. An exploration well to test this prospect would be roughly 8,000 feet (MD). It is expected that the gravity of the oil, should it be found, will be in the range of 35(degree) to 50(degree) API (a

--------------------------------------------------------------------------------
measurement of the density of liquid petroluem). Light crude oil generally has an API of between 35(degree) and 45(degree); therefore, management believes the API of the oil is economical to produce. This range was obtained from offsetting fields.

         CROCKER CANYON PROSPECT

Location: The Crocker Canyon Prospect is located on the west side of the San Joaquin Basin in Townships 30 and 31 South, Range 21 East in Kern and San Luis Obispo Counties, California.

Leases: Gasco acquired on March 16, 2000 two United States Department of the Interior, Bureau of Land Management petroleum and natural gas leases totaling 2,732 net acres, and nine freehold private oil and gas leases totaling 534 net acres, which cover the prospect. These leases are for between three-to-ten year terms with a lessor royalty of between 12.5% and 20%.

Ownership: Gasco has acquired a 100% working interest in the Canyon Creek Prospect, with a net revenue interest in the prospect of between 77% and 84.5%. We may sell all or a portion of this prospect to fund further activities.

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

         BITTERWATER CREEK, ORCHARD PEAK & MIDWAY PEAK PROSPECTS

         Exploration prospects were generated by Davis & Namson for the Bitterwater Creek and Midway Peak prospects. A large percentage of these prospects are owned (but not leased) by the United States Department of the Interior, Bureau of Land Management. Gasco requested that leases covering these prospects be tendered for sale at the March 16, 2000 competitive lease sale. After due consideration of Gasco's request the Bureau of Land Management declined to tender these leases for sale given that a large portion of the requested leases were located within the Carrizo Plain Natural Area which is currently subject to review for creation of a restricted surface access area. Given that a large proportion of these three prospects are covered by old natural gas rights owned by the Bureau of Land Management Gasco has elected not to further pursue these prospects until the Bureau of Land Management agrees to tender the rights for lease sale.

         Management is still evaluating whether to attempt to acquire leases in the Orchard Peak prospect.

--------------------------------------------------------------------------------

         LEASE RENTALS

         During 2001, Gasco is obligated to pay lease rentals on its oil and gas prospect acreage as follows:

                  March              $ 3914.60          July               0.00
                  April                 374.20          August          4097.39
                  May                     0.00          September       2400.00
                  June                 4195.50          October         3200.02
                  December             1147.24

                                          TOTAL $19,328.95

Gasco is continuing with the negotiation, acquisition and registration of additional petroleum and natural gas leases.

         RIVERBEND AND PHILLIPS PETROLEUM AGREEMENT

As a result of the planned acquisition of Pannonian Energy, Inc., discussed earlier in this Report, San Joaquin will acquire the Riverbend prospect, a leasehold interest in over 30,000 acres in the Uintah Basin located in Utah. Riverbend contains up to 90 shallow development well locations in the Wasatch Formation plus an additional 40 Wasatch development locations that can be earned through an agreement with Phillips Petroleum Company. This agreement allows Phillips to drill and complete approximately four to five wells to the deeper Mesaverde Formation. Pannonian will retain 20% of the interests in these wells and in the remaining Phillips agreement lands. Pannonian will also retain 20% interest in up to 200 additional well locations for the Mesaverde Formation and 75% interest in the 130 anticipated locations within the Wasatch development area. Initial Mesaverde development is expected to take place on 80-acre spacing per well.

Drilling commenced in Riverbend under the Phillips agreement in March 2001. Pannonian intends to commence its own drilling in Riverbend starting in the second quarter, assuming adequate funding can be obtained. Pannonian's plan is to drill 10 Wasatch wells in Riverbend during the next 12 months, thereby potentially proving an additional 40 locations for development thereafter.

A Wasatch well in the Riverbend area takes approximately ten days to drill to 8,000 feet. The major costs are in equipping and completing the well due to large fracture stimulation required. Estimated investment for drilling and completing a single Wasatch well is $500,000.

The Riverbend lands were obtained by Pannonian through lease acquisitions and farmin agreements. Should the initial wells required to be drilled by Phillips, pursuant to its agreement with Pannonian, prove up the Mesaverde formation, then full development should commence on 80 acre spacing per well. The agreement provides for Phillips to commence the first well by March 1, 2001, which it did, with the last well to be drilled by April 2, 2002.

PRINCIPAL OFFICES

Until February 1, 2001, Gasco operated from offices at 53 Stratford Place, S.W., Calgary, Alberta T3H 1H7 Canada. That space was provided to Gasco on a rent free basis by Mr. J. Timothy Bowes, an officer, director and principal shareholder of Gasco. As of February 1, 2001, Gasco began operating out of offices we will share with Pannonian Energy, Inc. at 14 Inverness Drive East, Building H, Suite 236, Englewood, Colorado 80112.

--------------------------------------------------------------------------------

ITEM 3.       LEGAL PROCEEDINGS.

Not Applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock was initially listed for trading on the NASDAQ Bulletin Board on August 25, 2000 under the trading symbol "SJQR". Trading did not commence until January 2001, and trading has been sporadic. Trading during the 1st quarter of 2001 ranged from $0.03 per share to $3.50 per share. The last sale price as of March 28, 2001 was $3.81 per share.

As of March 28, 2001, there were 83 record holders of Gasco's Common Stock.

During the last two fiscal years, no cash dividends have been declared on Gasco's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Gasco commenced an offering under Regulation S of up to 2,400,000 shares of its common stock in February 2001, and the offering is ongoing. Under the terms of the Financing Agreement with Wet Coast Management Corp., tranches of the offering are expected to close in May and August 2001. They may close earlier depending on the acceptance of the offering by investors. Gasco has received $2,000,000 of these funds in March, 2001.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the results of operations of Gasco for the period ended December 31, 2000 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

BUSINESS COMBINATIONS

         LEK International, Inc. (our former name)

LEK International, Inc. ("LEK") was incorporated under the laws of the State of Nevada on April 21, 1997, for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. LEK had no operations. On December 31, 1999, LEK completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of Oil & Gas, a private corporation incorporated on September 14, 1999, under the laws of the State of Nevada. Oil & Gas is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Oil & Gas is an exploration stage oil and gas company and as of December 31,

--------------------------------------------------------------------------------

2000, has not earned any production revenue, nor found proved resources on any of its properties. Oil & Gas's principal activities had been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in a limited liability company.

As a result of this transaction, Oil & Gas became a wholly-owned subsidiary of LEK, and effective January 17, 2000, LEK changed its name to San Joaquin Resources Inc. Since this transaction resulted in the former shareholders of Oil & Gas acquiring control of LEK, for financial reporting purposes the business combination was accounted for as an additional capitalization of LEK (a reverse acquisition with Gasco as the accounting acquirer). In accounting for this transaction:

i) Oil & Gas was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value;

ii) control of the net assets and business of LEK was acquired effective December 31, 1999, for no consideration; and

iii) the consolidated financial statements of operations, stockholders' equity and cash flow include Oil & Gas's results of operations and changes in cash flow for the period from inception, September 14, 1999, to December 31, 1999.

         Pannonian Energy, Inc.

On February 1, 2001, we entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby we agreed to issue up to 14,000,000 shares of our common stock to acquire all of the outstanding shares of Pannonian Energy, Inc. ("Pannonian"), a private corporation incorporated under the laws of the State of Delaware. Pannonian is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Pannonian is an exploration stage oil and gas company and, as of December 31, 2000, had earned no production revenue from its properties.

Certain shareholders of Gasco agreed to surrender for cancellation 2,438,930 of our common shares in connection with the transaction contemplated by the Pannonian Agreement.

The transaction with Pannonian is expected to close on or before March 31, 2001, with Pannonian becoming a wholly-owned subsidiary of the Gasco (through a merger into a wholly-owned subsidiary of Gasco). However, since this transaction will result in the existing shareholders of Pannonian acquiring control of Gasco, for financial reporting purposes the business combination will be accounted for as an additional capitalization of Gasco (a reverse acquisition with Pannonian as the accounting acquirer).

Since we signed the definitive Pannonian merger agreement, we have advanced $2,250,000 to Pannonian.

Overview

Gasco, through its subsidiaries, Oil & Gas and, following the closing of the Pannonian merger transaction, Pannonian, is engaged in the business of acquiring and exploring for petroleum and natural gas prospects. At December 31, 2000, Oil & Gas was Gasco's only subsidiary.

--------------------------------------------------------------------------------

Gasco follows the full cost method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling test. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At December 31, 2000, there were no reserves.

Results of Operations for Fiscal Year Ended December 31, 2000

During 1999, we changed our fiscal year from March 31 to December 31. Due to the change in our fiscal year, and the acquisition of Oil & Gas, which was incorporated on September 14, 1999, the fiscal period ending December 31, 1999, consists of only 109 days, or approximately three and a half months. Accordingly, no comparative figures are presented.

During the year ended December 31, 2000, we recorded a net loss of $254,458 ($0.02 per share).

During the year ended December 31, 2000, we received interest of $8,832 on cash deposits. During 2000, cash deposits consisted of funds received from the sale of stock during 1999, plus funds received from the sale of the shares of Hilton stock that we received in upon exchange for our interests in Hilton LLC.

During the year ended December 31, 2000, our operating expenses were $204,627. The majority of our operating expenses ($120,491) consisted of professional fees charged to us by our officers and directors for services. Included in professional fees was $72,000 paid to Mr. Bowes, $16,086 paid to Chase Management Ltd. (a company controlled by Mr. Nick DeMare, a former officer and director of Gasco) and $9,844 paid to Colin McNeil and Associates (a company controlled by Colin McNeil, a former director of Gasco). During the year ended December 31, 2000, we incurred $49,611 in legal and audit fees in connection with the acquisition of Oil & Gas and the filing of reports with the Securities and Exchange Commission.

During the year ended December 31, 2000, we recognized a loss on the sale of marketable securities in the amount of $36,157, relating to the sale of the shares of Hilton stock. We also recorded an unrealized loss on marketable securities in the amount of $22,506 relating to the decline in value of the shares of Hilton stock we held at December 31, 2000. Subsequent to December 31, 2000, all of the remaining shares of Hilton stock were sold.

--------------------------------------------------------------------------------

Financial Condition

At December 31, 2000, we had total assets of $658,361, compared to total assets of $912,458 at December 31, 1999. During the year we capitalized an additional $135,843 towards oil and gas properties. During fiscal 2000, we received an $8,000 payment from CEW in connection with our agreement with CEW, and payment of $25,000 from Lucre Venture Ltd. as recovery of costs incurred. Both payments were credited to the oil and gas full cost pool during the year.

In connection with the exchange of our interests in Hilton LLC for shares of Hilton, our investment in oil and gas venture was reduced from $391,670 at December 31, 1999, to zero at December 31, 2000. In addition, marketable securities increased from zero at December 31, 1999 to $146,948 at December 31, 2000.

Liquidity and Plan of Operations

At December 31, 2000, we had cash of $247,822 compared to $387,160 at December 31, 1999. The decrease in cash is attributable to our net loss for the year ended December 31, 2000, and payments related to oil and gas properties during the year. Our decrease in cash was partially offset by the cash received from the sale of Hilton shares during the year ended December 31, 2000. During the year, we received $193,787 from the sale of Hilton shares.

Our working capital increased slightly from $324,035 at December 31, 1999 to $335,369 at December 31, 2000.

In management's view, given the nature of our operations, which consist of the acquisition, exploration and evaluation of petroleum and natural gas properties and participation in drilling activities on these properties, the most meaningful information relates to current liquidity and solvency. Our financial success will be dependent upon the extent to which we can discover sufficient economic reserves and successfully develop and produce from the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas that we discover is largely dependent upon other factors beyond our control.

To date, our capital needs have been met by equity financings and the sale of the Hilton shares. Taking into account the funding to be raised under our agreements with Wet Coast Management and Canaccord International, over $2,000,000 having been received already as of the date of this report, management believes we have sufficient cash to fund our anticipated operations until May 31, 2001. Of course, we could exist as a company longer than May 31, 2001 on the expected funding we have and will soon receive, but drilling and moving forward with our business plan will call for significant additional capital beginning in June 2001.

As at December 31, 2000, we had $247,822 in cash which management has allocated for working capital purposes. Subsequent to December 31, 2000, we received over $2,000,000 in new equity funding under our Wet Coast Management Financing Agreement, and approximately $300,000 from the sale of assets. We have advanced $2,250,000 to Pannonian in connection with the acquisition agreement.

During the next twelve months the operational plans for Gasco entail conducting the following:

         a. Close the acquisition of Pannonian Energy, Inc. with its accompanying Rocky Mountain lease acreage

--------------------------------------------------------------------------------

         b. Drill and complete 16 wells in our Rocky Mountain region prospects and 1 well in our California prospects.

         c.       Complete our acquisition of New Energy West

         d. Pay leasehold rentals and other expenses to preserve our acreage positions.

Gasco has entered into a Financing Agreement as of January 12, 2001 with Wet Coast Management, a Vancouver-based investment banking entity, to raise up to $7.2 million. Closings under the Financing Agreement are to occur as follows:
(a) $1,200,000 on or before February 12, 2001, (b) $1,500,000 on or before May 1, 2001 and (c) $4,500,000 on or before August 1, 2001. We received $2,000,000 of this funding in March, 2001. The funds received from the Financing Agreement will be used two-thirds for drilling and other development activities on Pannonian's Rocky Mountain prospects and one-third for working capital and further development work on the California prospects.

As of March 15, 2001, Gasco entered into a Financing Agreement with Canaccord International, Ltd., an investment banking firm, to raise up to $4.2 million of the $7.2 million covered by the Wet Coast Financing Agreement. Canaccord was referred to San Joaquin by Wet Coast in connection with Wet Coast's activities under its Financing Agreement. For its services in connection with raising the needed funds, Canaccord will be paid a $25,000 retainer, a 5% commission on its sale of Gasco shares in the private placement, and a $5,000 per month corporate services fee for the 12 months beginning April 2001. Gasco will also reimburse Canaccord for its expenses. Gasco also gave Canaccord a first right to participate in future financing transactions desired by Gasco. (In this regard, Wet Coast has agreed to amend its Financing Agreement to eliminate the first right given to Wet Coast in favor of Canaccord.)

In order to earn interests in additional acreage and depths in Riverbend, we will need to expend significant additional capital to drill and complete wells.

To fully develop its current prospects, additional fund raising will be necessary. Such funding will most likely be required during 2001 and may come from additional equity financing activities, from debt secured by assets, from farm-out activities and/or from the possible sale of one or more of the California prospects. As of the date of this report, we have not entered into any agreements for additional financing nor have we entered into any agreements to farm-out or sell any of the California prospects. There are no assurances that any such funding will be available to us, or if available that the terms will be favorable to us.

As we grow in size with the Pannonian merger transaction and the expected acquisition of New Energy West, we will hire additional personnel to provide administrative and management support. These personnel will likely include a chief financial officer, a controller, and one or more office assistants. The resulting higher payroll expense will affect 2001 results.

As stated in the auditors' report on the financial statements, we have incurred losses from our initial operations and have not earned revenues from our principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See the Note 2 in the notes to the financial statements.

Gasco's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing (through the sale of its equity interests or interests in its properties) or refinancing as may be required, and ultimately to attain profitability. There are no assurances that Gasco will be able to obtain any such financing or, if Gasco is able to obtain additional financing, that such financing will be on

--------------------------------------------------------------------------------
favorable terms. The inability to obtain additional financing when needed will have a material adverse effect on Gasco's operating results, and could materially reduce the value of the existing oil and gas prospects, including Riverbend.

ITEM 7.       FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors of Gasco are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of Gasco hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Interim replacements for resigning directors and officers are appointed by the Board of Directors. As of March 30, 2001, directors of Gasco received no compensation solely for their service as directors.

To date the Board of Directors has not established committees of directors as is permitted by the bylaws.

Set forth below are the names and other material information about the executive officers and directors of Gasco, including their recent employment and business experience.

         Marc Bruner (51), Chairman of the Board of Directors and Strategic Consultant (since February 1, 2001): Mr. Bruner is founding Chairman of Pannonian (since 1998) and was the founding Chairman of the Board of Ultra Petroleum (1996-98), a TSE & AMEX listed natural gas company with a current market capitalization of $198,000,000. Ultra is focused on tight sand development in the Green River Basin of Wyoming. Additionally, Mr. Bruner was one of the founders of Pennaco Energy, Inc. which started in 1998. Pennaco recently received a purchase offer exceeding $500 million from Marathon Oil Company. Mr. Bruner was also one of the founders of RIS Resources International, a natural gas company founded in 1996.

         Mark A. Erickson (41), President, Treasurer, and a Director (since February 1, 2001): Mr. Erickson is a Director and President of Pannonian (since 1998), a past President and a Director of RIS Resources (USA)(1997), and one of the founders, a past senior officer and director of Pennaco Energy, Inc. (1997-98), a coalbed methane company focused in the Powder River Basin of Wyoming. Mr.

--------------------------------------------------------------------------------

         Erickson is a Registered Petroleum Engineer with 17 years of diversified experience in business development, finance, strategic planning, marketing, project management and petroleum engineering. Mr. Erickson received his MS in Mineral Economics from Colorado School of Mines.

         J. Timothy Bowes (44), Continuing Director (director since December 31,
         1999): Mr. Bowes holds a Bachelor of Commerce degree and a Masters of Business Administration degree, both from the University of British Columbia. Mr. Bowes was President of Gasco from December 1999 to February 1, 2001, and is President, Chief Executive Officer, and a director of Lucre Ventures Ltd., a public petroleum and natural gas company listed on the Canadian Venture Exchange. Prior to joining Gasco and Lucre Ventures Ltd., he was primarily engaged as a self-employed consultant involved in the structuring of mergers and acquisitions of petroleum and natural gas companies. Prior to his consulting business, Mr. Bowes was employed by Yorkton Securities Inc. as an analyst and manager from 1994-March 1999.

         Carl Stadelhofer, 48, Director (director since February 1, 2001) is a partner with the law firm of Rinderknecht Klein & Stadelhofer in Zurich, Switzerland, where he has practiced law for over ten years. He is a French and Swiss citizen; admitted to the practice of law in Switzerland in 1982. He took his law degree in 1979 in Switzerland, and studied law in the United States at Harvard Law School and at Georgetown University Law School. His practice specializes in banking and financing, mergers and acquisitions, investment funds, and international securities transactions

         Howard O. Sharpe, 56, Vice President and Secretary (since February 1,
         2001), is a Director and Executive Vice President of Pannonian (since
         1998). He has significant management experience in oil and gas development in the United States. Mr. Sharpe served as a fighter pilot in the U.S. Air Force, retiring as a full Colonel with extensive logistic and organizational skills. Mr. Sharpe has an advanced degree in management with hands-on experience in the development of tight natural gas sands, basin-centered natural gas exploration and production in Wyoming. For the past seven years Mr. Sharpe has also served as Executive Vice President of Alpine Gas Company in Denver, Colorado, and holds a Master of Business Administration degree.

--------------------------------------------------------------------------------

CONFLICTS OF INTEREST

Members of Gasco's management are associated with other firms involved in a range of business activities, including oil and gas exploration and development. For example, in accordance with the Pannonian merger agreement, Pannonian spun off all of its oil and gas properties other than Riverbend to new companies formed by the shareholders of Pannonian. Messrs. Bruner, Erickson and Sharpe will continue to manage these new oil and gas entities at the same time as they provide management to Gasco. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of Gasco. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to Gasco's affairs as is reasonably needed.

The officers and directors of Gasco are now and may in the future become shareholders, officers or directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by Gasco. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of Gasco or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Gasco does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to Gasco's business operations.

The officers and directors are, so long as they are officers or directors of Gasco, subject to the restriction that all opportunities contemplated by Gasco's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to Gasco and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If Gasco or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if Gasco should decline to do so. Except as set forth above, Gasco has not adopted any other conflict of interest policy with respect to such transactions. Interested directors in such a business opportunity would be recused from participating in any vote to enter into or decline the opportunity. For example, in the event of an opportunity that could involve one of the Pannonian spin-off companies, both Messrs. Bruner and Erickson would be so recused.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Gasco's officers and directors, and persons who own more than 10% of a registered class of Gasco's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish Gasco with copies of all Section 16(a) forms they file. To the best knowledge and belief of Gasco, all such persons made timely filings during 2000.

ITEM 10.      EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation of the executive officers of Gasco during the fiscal year ended December 31, 2000. Other than the required disclosure with respect to Mr. Bowes, who served as Chief Executive Officer during 2000, no officer or director of Gasco was compensated at or above the $100,000 level in 1999 or 2000.

--------------------------------------------------------------------------------

                                                          SUMMARY COMPENSATION TABLE
                                               ========================== ================================
                                                  Annual Compensation         Long-Term Compensation
                                                                                      Awards
------------------------------------ --------- ------------ ------------- ----------------- -------------- ----------------------
             Name and                  Year      Salary        Bonus         Restricted       Options/           All Other
        Principal Position                         ($)          ($)            Stock            SARs           Compensation
                                                                              Award(s)           (#)                ($)
                                                                                ($)
------------------------------------ --------- ------------ ------------- ----------------- -------------- ----------------------
J. Timothy Bowes                       2000      72,000          0               0                0                  0
Chief Executive Officer (December      1999      18,000          0               0                0                  0
31, 1999-January 31, 2001)             1998           0          0               0                0                  0
------------------------------------ --------- ------------ ------------- ----------------- -------------- ----------------------

Gasco does not have any employment contracts with any of its officers or directors, although we are under contract to negotiate such contracts with Messrs. Bruner and Erickson as required in the Pannonian merger agreement. Currently there are no employees of Gasco, and the officers serve at the pleasure of the Board of Directors, and the Directors serve at the pleasure of the shareholders, acting according to Nevada law and the bylaws.

STOCK OPTION PLAN

By written consent dated December 15, 1999, the shareholders of Gasco adopted Gasco's 1999 Stock Option Plan to be effective January 17, 2000.

Pursuant to the 1999 Stock Option Plan (the "Plan") an aggregate of 1,176,900 shares of Gasco's common stock (the "Available Shares") has been reserved for issuance pursuant to the exercise of stock options ("Options") which may be granted to Gasco employees, officers, directors and consultants. The Plan also provides for annual adjustment in the number of Available Shares, commencing January, 2001, to a number equal to 10% of the number of shares outstanding as of the end of the preceding fiscal year or 1,176,900 shares, whichever is greater.

The Plan is designed to (i) induce qualified persons to become employees, officers, or directors of Gasco; (ii) reward such persons for past services to Gasco; (iii) encourage such persons to remain in the employ of Gasco or associated with Gasco; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of business of Gasco. No stock options have been granted under this Plan.

The Plan will be administered by the Board of Directors (the "Board"). Transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Board has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code") or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify. The Board also may determine the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the instruments evidencing Options granted under the Plan. The Board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. The Board may amend the Plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements.

--------------------------------------------------------------------------------

Grants to employee directors and officer/directors can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option to an employee director or officer/director that exceeds the dollar limitations of Code Section 422 will be treated as a Non-Qualified Stock Option.

The Board also may construe the Plan and the provisions in the instruments evidencing options granted under the Plan to employee and officer participants and is empowered to make all other determinations deemed necessary or advisable for the administration of the Plan. The Board may not adversely affect the rights of any participant under any unexercised option or any portion thereof without the consent of such participant. This Plan will remain in effect until it is terminated by the Board, except that no Incentive Stock Option will be granted after December 15, 2009.

The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

Participants in the Plan may be selected by the Board from employees and officers of Gasco and its subsidiaries and consultants to Gasco and its subsidiaries. In determining the persons to whom options will be granted and the number of shares to be covered by each option, the Board will take into account the duties of the respective persons, their present and potential contributions to the success of Gasco, and such other factors as the Board deems relevant to accomplish the purposes of the Plan.

Only employees of Gasco and its subsidiaries, as the term "employee" is defined for the purposes of the Code, and consultants to Gasco will be entitled to receive Incentive Stock Options. Incentive Stock Options granted under the Plan are intended to satisfy all requirements for incentive stock options under
Section 422 of the Code and the Treasury Regulations thereunder.

Each option granted under the Plan will be evidenced by a written option agreement between Gasco and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non- Qualified Stock Option granted under the Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant thereof. "Fair Market Value" per share as of a particular date is defined in the Plan as the last sale price of Gasco's common stock as reported on a national securities exchange or on the NASDAQ System or, if none, the average of the closing bid and asked prices of Gasco's common stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Board in its discretion in good faith.

The exercise period of options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the common stock of Gasco will be for no more than five years. The Board will have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate. However, no exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

--------------------------------------------------------------------------------

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

An option may not be exercised unless the optionee then is an employee, officer, or director of Gasco or its subsidiaries, and unless the optionee has remained continuously as an employee, officer, or director of Gasco since the date of grant of the option. If the optionee ceases to be an employee, officer, or director of Gasco or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, officer or director of Gasco. All options which are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

If an optionee dies while an employee, officer or director of Gasco, or if the optionee's employment, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

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

As a condition to the issuance of shares upon the exercise of an option, Gasco will require the optionee to pay to Gasco the amount of Gasco's tax withholding liability required in connection with such exercise. Gasco, to the extent permitted or required by law, may deduct a sufficient number of shares due to the optionee upon exercise of the option to allow Gasco to pay such withholding taxes. Gasco is not obligated to advise any optionee of the existence of any tax or the amount that Gasco will be so required to withhold.

                  FEDERAL INCOME TAX ASPECTS OF STOCK OPTIONS UNDER THE PLAN

The federal income tax discussion set forth below is included for general information only. Optionees are urged to consult their tax advisors to determine the particular tax consequences applicable to them, including the application and effect of foreign, state, and local income and other tax laws.

                  INCENTIVE STOCK OPTIONS.

No income results to the holder of an Incentive Stock Option upon the grant thereof or issuance of shares upon exercise thereof. The amount realized on the sale or taxable exchange of the Option Shares in excess of the option exercise price will be considered a capital gain, except that, if a sale, taxable exchange, or other disposition occurs within one year after exercise of the Incentive Stock Option or two years after the grant of the Incentive Stock Option (generally considered to be a "disqualifying

--------------------------------------------------------------------------------
disposition"), the optionee will realize compensation, for federal income tax purposes, on the amount by which the lesser of (i) the fair market value on the date of exercise or (ii) the amount realized on the sale of the shares, exceeds the exercise price. Any appreciation on the shares between the exercise date and the disposition will be taxed to the optionee as capital gain. The difference between the exercise price and the fair market value of the shares acquired at the time of exercise is a tax preference item for the purpose of calculating the alternative minimum tax on individuals under the Code. This preference amount will not be included again in alternative minimum taxable income in the year the taxpayer disposes of the stock.

                  NON-QUALIFIED STOCK OPTIONS.

No compensation will be realized by the optionee of a Non-Qualified Stock Option at the time it is granted. Upon the exercise of a Non-Qualified Stock Option, an optionee will realize compensation for federal income tax purposes on the difference between the exercise price and the fair market value of the shares acquired at the time of exercise. If the optionee exercises a Non-Qualified Stock Option by surrendering shares of Gasco's common stock, the optionee will not recognize income or gain at the time of exercise.

                  CONSEQUENCES TO GASCO.

Gasco recognizes no deduction at the time of grant or exercise of an Incentive Stock Option and recognizes no deduction at the time of grant of a Non-Qualified Stock Option. Gasco will recognize a deduction at the time of exercise of a Non-Qualified Stock Option on the difference between the option price and the fair market value of the shares on the date of grant. Gasco also will recognize a deduction to the extent the optionee recognizes income upon a disqualifying disposition of shares underlying an Incentive Stock Option.

         VESTING

Unless otherwise specified in an optionee's agreement, options granted under the Plan will become vested with the optionee over a two-year period, with one-sixth of the options vesting every four months, in addition to any other vesting requirements determined by the Board at the time of grant.

         OPTION/SAR/LTIP AWARDS

Gasco has never used Stock Appreciation Rights, Incentive Stock Options or Long Term Incentive Awards. To date only 20,000 shares under option have been granted under the Plan. These were granted on February 7, 2001 to Wet Coast Management pursuant to the Management Agreement

NON PLAN STOCK OPTIONS

We have granted Stock Options outside of the Plan as follows:

         1,000,000 share options granted to Mr. Erickson in January 2001 50,000 share options to Mr. Bruner on February 8, 2001
         200,000 share options to Mr. Bowes on February 8, 2001
         250,000 share options to Mr. Erickson on February 8, 2001 250,000 share options to Mr. Sharpe on February 8, 2001
         50,000 share options to Mr. Stadelhofer on February 8, 2001 300,000 share options to two consultants on February 8, 2001

--------------------------------------------------------------------------------

DIRECTORS' COMPENSATION

Gasco does not compensate directors for services in their capacities as directors. Gasco compensates directors for services in other capacities.

During 2000, Mr. Bowes was paid a consulting fee of $6,000 per month. During the period ended December 31, 1999, Gasco paid Mr. Bowes a total of $18,000 for services to Gasco and/or Gasco.

Chase Management Ltd., a private company indirectly wholly owned by Nick DeMare, an officer and director of Gasco until January 31, 2001, provided management and accounting services to Gasco during 2000 and was compensated for such services at its usual rate. During the period ended December 31, 1999, Gasco paid Chase a total of $2,341 for services to Gasco.

Mr. McNeil, a former director of Gasco (resigned February 1, 2001), provided consulting services to Gasco during 2000. Mr. McNeil received a combination of stock and cash in payment for his services. During the year ended December 31, 2000, Mr. McNeil billed Gasco for $9844 for technical services rendered. Mr. McNeil was issued 19,930 shares of Gasco common stock in satisfaction of the accumulated debt owed to Mr. McNeil.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of March 28, 2001, with respect to the beneficial ownership of Gasco's common stock by each person known by Gasco to be the beneficial owner of more than five percent of the outstanding common stock and by directors and executive officers of Gasco, both individually and as a group:

                         [See Table on Following Page]

    -------------------------------- ------------------------------ --------------------- --------------------
                 Name                      Position (if any)          Number of Shares      Percent of All
                                                                           Owned(1)       Outstanding Shares(2)
    -------------------------------- ------------------------------ --------------------- --------------------
             Marc Bruner(4)              Chairman and Director           3,836,700(4)           13.75%
             29 Blauenweg
            Metzerlen 4116
              Switzerland
    -------------------------------- ------------------------------ --------------------- --------------------
             Mark Erickson             President, Treasurer, and         3,555,640(3)           12.74%
        14 Inverness Drive East                Director
         Building H, Suite 236
          Englewood, CO 80112
    -------------------------------- ------------------------------ --------------------- --------------------
             Howard Sharpe           Vice President and Secretary         424,000(5)            1.34%
        14 Inverness Drive East
         Building H, Suite 236
          Englewood, CO 80112
    -------------------------------- ------------------------------ --------------------- --------------------
             Timothy Bowes                     Director                   342,850(7)             1.22%
         53 Stratford Place SW
           Calgary, Alberta
            T3H 1H7 Canada
    -------------------------------- ------------------------------ --------------------- --------------------
           Carl Stadelhofer                    Director                   50,000(6)              0.18%
           Beethovenstrasse 7,
             Postfach 4451,
           CH - 8022 Zurich
             Switzlerland
    -------------------------------- ------------------------------ --------------------- --------------------
        Resource Venture Mgt.4                                           3,836,700              13.75%
             29 Blauenweg
               Metzerlen
              Switzerland
                 4116
    -------------------------------- ------------------------------ --------------------- --------------------
      All Executive Officers and                                         8,159,190              30.32%
        Directors as a group (6
               persons)
    -------------------------------- ------------------------------ --------------------- --------------------

1 For Messrs, Bruner, Erickson and Sharpe, the shares shown are based on their ownership of Pannonian shares and the operation of the Pannonian merger agreement resulting in Pannonian shares being exchanged for approximately 1.74 shares of the Registrant, with warrants being converted into the right to receive the Gasco's shares at .01 and .10 Pannonian share equivalents.

2 The percentages shown are based on the approximately 27,900,000 shares to be issued and outstanding upon completion of the Pannonian merger transaction and the completion of the current private placement through Wet Coast Management and Canaccord International, on a fully diluted basis to include 2.2 million options now outstanding.

3 Mr. Erickson's shares include 1,250,000 shares of Gasco's common stock covered by options issued to Mr. Erickson in January and February 2001.

4 The shares of Mr. Bruner include 50,000 shares of Gasco's common stock covered by an option issued in February 2001. Mr. Bruner's shares are attributed to RVM and the shares of RVM are attributed to Mr. Bruner. Mr. Bruner is a control person of RVM.

5 Mr. Sharpe's shares include 250,000 shares of Gasco's common stock covered by an option issued in February 2001.

6 Mr. Stadelhofer's shares include 50,000 shares of Gasco's common stock covered by an option issued in February 2001.

7 Mr. Bowes' shares include 200,000 shares of Gasco's common stock covered by an option issued in February 2001.

--------------------------------------------------------------------------------

CHANGES OF CONTROL

As of the date of this annual report, there are no arrangements known to Gasco which may at a subsequent date result in a change of control of Gasco.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, during 2000, and without giving effect to the Pannonian merger transaction, none of the directors, officers or principal shareholders of Gasco, nor any family member of the foregoing, nor, to the best of the information and belief of the present management, any of the former directors, senior officers or principal shareholders of Gasco, nor any family member of such former directors, officers or principal shareholders, have or have had any material interest, direct or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect Gasco. Management believes the following transactions are as fair to Gasco and similar to terms which could be obtained from unrelated third parties.

         1. On June 15, 1999, Hilton Petroleum Ltd., indirectly through a subsidiary, entered into an agreement with Berkley and acquired a further net 4% capital interest (2.25% working interest) in the San Joaquin Joint Venture for $1,400,000. Hilton LLC used the proceeds from the sale of its membership units to purchase from Hilton Petroleum Ltd. a 2.25% working interest in the San Joaquin Joint Venture for $1,550,000. Hilton LLC is required to pay 4% of the costs to drill the initial wells on each of the initial three prospects in the San Joaquin Joint Venture, as discussed below. Hilton Petroleum Ltd. is the manager

--------------------------------------------------------------------------------
         and operator of Hilton LLC. Gasco acquired four membership interests in Hilton LLC for an initial purchase price of $390,000. Hilton LLC members, including Gasco, are required to fund their pro-rata share of all the capital requirements of Hilton LLC. See "Item 1. Description of Business."

         As part of the acquisition of the 4% capital interest which was subsequently sold to Hilton LLC, Hilton Petroleum Ltd. also acquired, as part of the $1,400,000 purchase price, an additional 0.7% (4% of 17.5%) reversionary interest in the East Lost Hills Joint Venture. The 0.7% interest was not sold to Hilton LLC with the 4% capital interest.

         Mr. Nick DeMare, a former officer and director of Gasco, is also a director of Hilton Petroleum Ltd., the manager of Hilton LLC. However, the terms upon which Gasco acquired its membership interests in Hilton LLC were the same as those offered to non-affiliated purchasers.

         As noted earlier, Gasco exchanged its interests in Hilton LLC for Hilton Ltd. Stock, and sold those shares in 2000 and 2001 for approximately $300,000 in cash net of expenses at a time when Mr. DeMare was an officer and director.

         2. Chase Management Ltd., a private company indirectly wholly owned by Nick DeMare, a former officer and director of Gasco, has provided management and accounting services to Gasco and was compensated for such services at its usual rate. During the period ended December 31, 2000, Gasco paid Chase a total of $16,086 for services to Gasco.

         3. Mr. McNeil, a former director of Gasco, provides consulting services to Gasco. Mr. McNeil received a combination of stock and cash. During the year ended December 31, 2000, Mr. McNeil billed Gasco for $9844 for technical services rendered. Mr. McNeil was issued 19,930 shares of Gasco common stock in satisfaction of the accumulated debt owed to Mr. McNeil.

         4. During September 1999, Mr. Bowes and Mr. DeMare purchased shares of Oil & Gas Series A Convertible Preferred Stock ("Gasco Ltd. Convertible Preferred Stock"). Mr. Bowes, through Bowesco Incorporated, a company owned and controlled by Mr. Bowes, purchased 15,330 shares of Gasco Ltd. Convertible Preferred Stock. DNG Capital Corp., a wholly owned United States affiliate of Mr. DeMare, purchased 1,350 shares of Gasco Ltd. Convertible Preferred Stock. Mr. Bowes and Mr. DeMare purchased their shares of Gasco Ltd. Convertible Preferred Stock at a price of $0.50 per share, which was the same price offered to non-affiliates. During October 1999, all outstanding shares of Gasco Ltd. Convertible Preferred Stock were converted into shares of Gasco Ltd. common stock at the ratio of 100 shares of common stock for each share of Gasco Convertible Preferred Stock. Subsequent to the conversion, Mr. Bowes owned 1,533,000 shares of Gasco Ltd. common stock and Mr. DeMare owned 135,000 shares of Gasco Ltd. common stock. Mr. Bowes and Mr. DeMare exchanged their shares of Gasco Ltd. common stock for shares of Gasco's common stock in connection with the December 31, 1999 share exchange with Oil & Gas.

         5. During the fiscal year ended December 31, 1999, a related entity paid expenses of $17,257 on behalf of Gasco. Upon consummation of the

--------------------------------------------------------------------------------
         acquisition of Oil & Gas. by Gasco, the related entity waived payment of all amounts that was owed to it by Oil & Gas, and since Oil & Gas was the accounting acquirer, the December 31, 1999, financial statements were not affected by the transaction.

         6. Mr. Bowes, Mr. DeMare and Mr. McNeil are "founders" of Gasco Ltd., and except as disclosed above, have not received anything of value from Gasco for that service.



ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

REGULATION                                                           CONSECUTIVE
S-B EXHIBIT NUMBER                                                   PAGE NUMBER
------------------                                                   -----------

2.1      December 31, 1999 Agreement and Plan of Reorganization
         with San Joaquin Oil & Gas, Ltd.(1)                               N/A

2.2      February 1, 2001 Agreement and Plan of Merger with
         Pannonian Energy, Inc. (2)                                        N/A

3.1      Amended and Restated Articles of Incorporation (January 1999)(1)  N/A

3.2      Amended Articles of Incorporation (March 2001)(5)                 N/A

3.3      Bylaws (3)                                                        N/A

4.1      1999 Stock Option Plan(4)                                         N/A

10.1     Operating Agreement of Hilton Petroleum Greater San Joaquin
         Basin Joint Venture LLC(4)                                        N/A

10.2     Consulting and Overriding Royalty Agreement with
         Davis & Namson (4)                                                N/A

10.3     Agreement with Canyon Oil (4)                                     N/A

10.4     Agreement with Consolidated Stewards Inc.,
         as amended (4)                                                    N/A

10.5     Financing Agreement with Wet Coast Management Corp.

10.6     Consulting Agreement with Wet Coast Management Corp.

10.7 Acquisition Agreement with Phillips Petroleum Company and Pannonian Energy, Inc. dated December 18, 2000

--------------------------------------------------------------------------------

10.8     Financing Agreement with Canaccord International Ltd.
         and Gasco Energy, Inc. dated March 15, 2001

10.9 Financial Services Agreement with Canaccord International Ltd. and Gasco Energy, Inc. dated March 15, 2001

10.10    Memorandum of Understanding Between Gasco Energy, Inc.
         and New Energy West dated March 26, 2001 (included in Exhibit 3.4)

11       Statement re: Computation of Per Share Earnings           See Financial
                                                                   Statements

21       List of Subsidiaries

(1) Incorporated by reference to the exhibits filed with Gasco's Form 8-K dated December 31, 1999.

(2) Incorporated by reference to the exhibits filed with Gasco's Form 8-K/A dated February 16, 2001.

(3) Incorporated by reference to the exhibits filed with San Joaquin's Form 10SB filed June 10, 1999.

(4) Incorporated by reference to the exhibits filed with Gasco's Form 10-KSB filed April 14, 2000.

(5) Incorporated by reference to the exhibit filed with Gasco's Form 8-K/A filed March 16, 2001.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: and thereafter through the date of this report:

      1.  Form 8-K dated October 18, 2000      Informing the public of the
                                               listing of Gasco common stock for
                                               trading through the NASDAQ
                                               Bulletin Board system under the
                                               symbol SJQR.OB

      2.  Form 8-K dated February 2, 2001      Announcing the Pannonian
                                               merger agreement and filing the
                                               Pannonian merger agreement

      3.  Form 8-K/A dated February 16, 2001   Filing the Certificate of
                                               Amendment to the Articles of
                                               Incorporation changing the
                                               name of the corporation.

      4.  Form 8-K/A dated February 20, 2001   Filing Pannonian 12/31/99
                                               Audited Financial Statements

      5.  Form 8-K/A dated February 23, 2001   Filing Pannonian 9/30/00
                                               Financial Statements

--------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                                     Dated: March 28, 2001



By /s/ Mark Erickson
   ---------------------------------------
   Mark Erickson, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                              DATE

/S/ Mark Erickson           President, Treasurer and            March 28, 2001
-----------------           Director (Principal Executive
Mark Erickson               And Accounting and Financial
                            Officer)

/S/ Marc Bruner             Director                            March 28, 2001
---------------
Marc Bruner

/S/ J. Timothy Bowes        Director                            March 28, 2001
--------------------
J. Timothy Bowes

/S/ Carl Stadelhofer        Director                            March 28, 2001
--------------------
Carl Stadelhofer

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)

                    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                   PERIOD FROM INCEPTION (SEPTEMBER 14, 1999)
                          TO DECEMBER 31, 1999 AND THE
                          YEAR ENDED DECEMBER 31, 2000


--------------------------------------------------------------------------------

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)

                                    I N D E X

        Independent Auditor's Report                                 F-2

         Consolidated Balance Sheets December 31, 1999 and 2000      F-3

         Consolidated Statements of Operations Period from
           Inception to December 31, 1999, Year Ended December
           31, 2000, and Cumulative Amounts from Inception to
           December 31, 2000                                         F-4

         Consolidated Statements of Stockholders' Equity Period
           from Inception to December 31, 1999 and Year Ended
           December 31, 2000                                         F-5

         Consolidated Statements of Cash Flows Period from
           Inception to December 31, 1999, Year Ended December
           31, 2000, and Cumulative Amounts from Inception to
           December 31, 2000                                         F-6 to F-7

         Notes to Consolidated Financial Statements                  F-8 to F-18

                  INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
San Joaquin Resources Inc.

We have audited the accompanying consolidated balance sheets of San Joaquin Resources Inc. (a development stage company) as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception to December 31, 1999, the year ended December 31, 2000 and cumulative amounts from inception to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of San Joaquin Resources Inc. as of December 31, 1999 and 2000 and the consolidated results of its operations and its cash flows for the period from inception to December 31, 1999, year ended December 31, 2000 and cumulative amounts from inception to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from its initial operations and has not earned revenues from its principal operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            WHEELER WASOFF, P.C.

Denver, Colorado
February 21, 2001,
except for Note 10(e), as to which
the date is March 5, 2001

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                                                                                       1999                  2000
                                     ASSETS
CURRENT ASSETS
   Cash                                                                             $ 387,160             $ 247,822
   Accounts receivable and prepaids                                                     1,038                 3,879
   Advance                                                                             10,000                 1,279
   Marketable securities                                                                    -               146,948
                                                                                    ---------             ---------
   Total current assets                                                               398,198               399,928

INVESTMENT IN OIL AND GAS VENTURE (Note 4)                                            391,670                     -

OIL & GAS PROPERTIES (Note 3)                                                         122,590               258,433
                                                                                    ---------             ---------
                                                                                    $ 912,458             $ 658,361
                                                                                    =========             =========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 6)                                $  74,163              $ 64,559
                                                                                    ---------             ---------
   Total current liabilities                                                           74,163                64,559
                                                                                    ---------             ---------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 9)

STOCKHOLDERS' EQUITY (Note 5)
   Preferred stock, $0.001 par value;
     Authorized - 5,000,000 shares
     Issued and outstanding - none                                                          -                     -
   Common stock, $0.0001 par value;
     Authorized - 100,000,000 shares
     Issued and outstanding - 11,769,000 shares (1999)
     and 11,788,930 shares (2000)                                                       1,177                 1,179
   Additional paid-in capital                                                         984,722               994,685
   (Deficit) accumulated during the development stage                                (147,604)             (402,062)
                                                                                    ---------             ---------
                                                                                      838,295               593,802
                                                                                    ---------             ---------
                                                                                    $ 912,458             $ 658,361
                                                                                    =========             =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999,
            YEAR ENDED DECEMBER 31, 2000 AND CUMULATIVE AMOUNTS FROM
                         INCEPTION TO DECEMBER 31, 2000

                                                                 Inception to        Year Ended        Cumulative
                                                                 December 31,       December 31,          from
                                                                     1999               2000           Inception to
                                                                                                       December 31,
                                                                                                           2000

REVENUE
     Interest                                                      $    5,784         $    8,832        $   14,616
                                                                   ----------         ----------        ----------
OPERATING EXPENSES
     Administration and accounting                                      2,341             16,086            18,427
     Audit and legal                                                   21,148             49,611            70,759
     Office and miscellaneous                                           2,995              8,349            11,344
     Professional fees                                                 95,362            120,491           215,853
     Transfer agent                                                         -              1,748             1,748
     Travel                                                            33,212              8,342            41,554
                                                                   ----------         ----------        ----------
                                                                      155,058            204,627           359,685
                                                                   ----------         ----------        ----------
(LOSS) FROM OPERATIONS                                               (149,274)          (195,795)         (345,069)

REALIZED (LOSS) ON SALE OF MARKETABLE SECURITIES                            -            (36,157)          (36,157)

UNREALIZED (LOSS) ON MARKETABLE SECURITIES                                  -            (22,506)          (22,506)

EQUITY IN INCOME OF AFFILIATE                                           1,670                  -             1,670
                                                                   ----------         ----------        ----------
NET (LOSS)                                                         $ (147,604)        $ (254,458)       $ (402,062)
                                                                   ==========         ==========        ==========

NET (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                                      $    (0.03)        $    (0.02)       $    (0.04)
                                                                   ==========         ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                   5,874,429         11,775,228        10,790,883
                                                                   ==========         ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


                                                                                                        (Deficit)
                                                                                                       Accumulated
                                        Preferred Stock             Common Stock         Additional     During the
                                    ----------------------      -----------------------   Paid-In     Developmental
                                       Shares       Amount          Shares      Amount    Capital         Stage
                                    ----------   ---------      ----------   ----------  ----------   -------------
Inception, September 14, 1999             -          $  -              -       $  -       $     -       $     -

Sale of Series A Preferred
shares at $0.50 per share              61,490           615            -          -          30,130           -

Conversion of Series A
Preferred Shares into
common stock                          (61,490)         (615)     6,149,000       6,149       (5,534)          -

Sale of common stock at
$0.50 per share                           -             -        1,920,000       1,920      958,080           -

Costs of offerings                        -             -              -           -         (4,846)          -

Issuance of common stock for
acquisition of San Joaquin                -             -              -        (7,262)       7,262           -

Recapitalization of shares
issued by LEK prior to merger             -             -        3,700,000         370         (370)          -

Net (loss)                                -             -              -           -            -        (147,604)
                                     --------        ------     ----------     -------    ---------    ----------
Balance, December 31, 1999                -             -       11,769,000       1,177      984,722      (147,604)

Issuance of common stock
for services rendered at
$0.50 per share                           -             -           19,930           2        9,963          -

Net (loss)                                -             -              -           -            -       (254,458)
                                     --------        ------     ----------     -------    ---------    ----------
Balance, December 31, 2000                -          $  -       11,788,930     $ 1,179    $ 994,685    $ (402,062)
                                     ========        ======     ==========     =======    =========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999,
            YEAR ENDED DECEMBER 31, 2000 AND CUMULATIVE AMOUNTS FROM
                         INCEPTION TO DECEMBER 31, 2000

                                                                                                       Cumulative
                                                                  Inception to        Year Ended          from
                                                                  December 31,       December 31,     Inception to
                                                                     1999               2000          December 31,
                                                                                                           2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                    $(147,604)         $(254,458)        $(402,062)
     Adjustments to reconcile net (loss) to net cash
       (used) by operating activities
     Equity in income of affiliate                                    (1,670)               -              (1,670)
     Realized (loss) on sale of marketable securities                    -               36,157            36,157
     Unrealized (loss) on marketable securities                          -               22,506            22,506
     Changes in assets and liabilities
          (Increase) in accounts receivable and prepaids              (1,038)            (2,841)           (3,879)
          (Increase) decrease in advance                             (10,000)             8,721            (1,279)
          Increase (decrease) in accounts payable and
              accrued liabilities                                      74,163            (9,604)           64,559
                                                                   ---------          ---------         ---------
     Net cash (used) by operating activities                         (86,149)          (199,519)         (285,668)
                                                                   ---------          ---------         ---------

CASH FLOWS FROM  INVESTING ACTIVITIES
     Investment in oil and gas venture                              (390,000)            (7,728)         (397,728)
     Cash paid for oil and gas properties                           (192,590)          (158,878)         (351,468)
     Proceeds from sale of participation agreement                    70,000             33,000           103,000
     Proceeds from sale of marketable securities                         -              193,787           193,787
                                                                   ---------          ---------         ---------
     Net cash (used) by investing activities                        (512,590)            60,181          (452,409)
                                                                   ---------          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                            30,745                -              30,745
     Proceeds from sale of common stock                              960,000                -             960,000
     Cash paid for offering costs                                     (4,846)               -              (4,846)
                                                                   ---------          ---------         ---------
     Net cash provided by financing activities                       985,899                -             985,899
                                                                   ---------          ---------         ---------
NET INCREASE (DECREASE) IN CASH                                      387,160           (139,338)          247,822

CASH - BEGINNING OF PERIOD                                               -              387,160                 -
                                                                   ---------          ---------         ---------
CASH - END OF PERIOD                                               $ 387,160          $ 247,822         $ 247,822
                                                                   =========          =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the period from inception to December 31, 1999 and year ended December 31, 2000, the Company did not incur any short-term borrowings.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

In October 1999, 6,149,000 shares of common stock of San Joaquin Oil & Gas Ltd. were issued on the conversion of 61,490 Series A Preferred Shares.

In December 1999, 8,069,000 shares of common stock were issued for the acquisition of 100% of the outstanding common stock of San Joaquin Oil & Gas Ltd. These shares were issued pursuant to an agreement and plan of reorganization effective December 31, 1999. (Note 1)

In September 2000, 19,930 shares of common stock were issued for $9,965 accounts payable due to a director of the Company for consulting services rendered.

In December 2000, the Company received 314,907 shares of common stock of Hilton Petroleum Ltd. In exchange for the Company's investment in Hilton Petroleum Greater San Joaquin Basin LLC.



        The accompanying notes are an integral part of these consolidated financial statements.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


1.       ORGANIZATION AND BUSINESS COMBINATION

         LEK International, Inc. ("LEK") was incorporated under the laws of the State of Nevada on April 21, 1997, for the purpose of evaluating, structuring and completion of a merger with, or acquiring a privately owned corporation. LEK is a public company that had no operations. On December 31, 1999, LEK completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 8,069,000 shares of its common stock to acquire all of the shares of San Joaquin Oil & Gas Ltd. ("San Joaquin"), a private corporation incorporated on September 14, 1999, under the laws of the State of Nevada. San Joaquin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. San Joaquin is an exploration stage oil and gas company and as of December 31, 2000, has not earned any production revenue, nor found proved resources on any of its properties. San Joaquin's principal activities had been raising capital through the sale of its securities, identifying and evaluating potential oil and gas property acquisitions, and acquiring an interest in a limited liability company. See Notes 3 and 4.

         As a result of this transaction, San Joaquin became a wholly owned subsidiary of LEK, and effective January 17, 2000, LEK changed its name to San Joaquin Resources Inc. (the "Company"). Since this transaction resulted in the former shareholders of San Joaquin acquiring control of LEK, for financial reporting purposes the business combination was accounted for as an additional capitalization of LEK (a reverse acquisition with San Joaquin as the accounting acquirer). In accounting for this transaction:

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

         Subsequent to December 31, 2000, the Company entered into an agreement, as described in Note 10, to acquire an oil and gas company.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

         The Company is in the development stage and has not realized revenues from its planned operations. At December 31, 2000, the Company had accumulated a deficit of $402,062. Additional funding will be required for the Company to participate in the acquisition, exploration and development of interests in oil and gas properties. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of common stock or other securities, or merge with industry partners.

         The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities and ultimately achieving profitable operations. In January 2001, the Company entered into an agreement with Pannonian Energy Inc., a private oil and gas company, as described in
         Note 10 (a). Management believes this merger will enable the Company to continue as a going concern.

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, San Joaquin. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


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

         Ceiling Test

         In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At December 31, 2000 there were no reserves.

         MARKETABLE SECURITIES

         Marketable securities which are classified as trading securities are carried at fair value, as determined by quoted published market prices, with unrealized losses and gains to be charged to operations. In addition, net realized gains and losses on security transactions are determined on the specific identification cost basis and included in the determination of earnings for the year. At December 31, 2000, the Company recorded an unrealized loss of $22,506 on trading securities having a historical cost of $169,454.

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

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         At December 31, 2000, the Company had a net operating loss carryforward of approximately $391,000 that may be offset against future taxable income through 2020.

         The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

         The tax benefit of the loss carryforward of approximately $85,000 has been offset by a valuation allowance of the same amount. Of the total tax benefit, approximately $46,000 is applicable to the year ended December 31, 2000.

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

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

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

         (LOSS) PER COMMON SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Common shares issued upon conversion of Series A convertible preferred stock (Note 5) are considered outstanding for all periods presented.

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

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts receivable and prepaids, advances, marketable securities and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         As at December 31, 2000, the estimated fair value of marketable securities was $146,948.

         NEW TECHNICAL PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities", effective for fiscal years beginning after June 15, 2000; and SFAS No. 139 - "Rescission of SFAS No. 53". Adoption of SFAS No. 138 is not expected to have an impact on the Company's financial statements, and SFAS No. 139 is not applicable to the Company.

3.       OIL & GAS PROPERTIES

         Pursuant to an agreement, dated November 16, 1999, the Company agreed to grant Consolidated Earth Stewards Inc. ("CEW") a right of first refusal ("ROFR") until October 1, 2001 to participate in a 19% working interest in certain oil and gas prospects to be identified, acquired, or generated by the Company in the San Joaquin and Sacramento Basins, located in California. CEW had agreed to pay an initial $150,000 for the ROFR and provide an initial advance of $200,000 to fund exploration costs. As at December 31, 1999, CEW had paid the Company $70,000. During the year ended December 31, 2000, CEW paid a further $8,000 and the agreement was subsequently cancelled.

         On December 1, 1999, the Company and Canyon Oil & Gas ("Canyon") entered into an agreement whereby the Company paid an initial $70,000 to Canyon for technical information provided by Canyon on certain oil and gas prospects (the "Canyon Prospects") located in the San Joaquin and Sacramento Basins. The Company was also required to pay a renewal payment of $70,000 every four months until termination of the agreement by either party. During the year ended December 31, 2000, the agreement was terminated without any further payments made.

         As at December 31, 2000, the Company has acquired direct interests in oil and gas prospects covering 3,990 net acres in the San Joaquin Basin.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


4.       INVESTMENT IN OIL AND GAS VENTURE

         During the period ended December 31, 1999, the Company purchased four units, representing a 20% ownership interest, in Hilton Petroleum Greater San Joaquin Basin LLC ("Hilton LLC") for $390,000. Hilton LLC, a Colorado limited liability company organized on June 4, 1999, is a development stage company as defined by SFAS No. 7. During the period December 31, 1999, Hilton LLC paid Hilton Petroleum Ltd. ("Hilton") $1,550,000 for a 2.25% working interest in the San Joaquin Joint Venture and agreed to pay 4% of the costs to drill the initial wells on each of the initial three prospects in the San Joaquin Basin.

         As a member of Hilton LLC, the Company was required to provide its pro-rata share of all capital requirements of Hilton LLC. In the event that a member failed to pay its additional cash call capital contributions within a specified time period, then, that defaulting member's interest in Hilton LLC would revert to Hilton. If the default occurred within 24 months of the initial capital contribution the member would, no sooner than 12 months, if the default occurred before 12 months, receive common stock of Hilton, at the then prevailing prices, for the defaulting member's investment cost. If such failure occurred after 24 months, then Hilton would fund the capital contribution of the defaulting member and retain that member's share of cash flow until 300% of the defaulted cash was repaid to Hilton.

         During the year ended December 31, 2000, the Company funded a further $7,728 in cash call contributions.

         On April 4, 2000, the Company notified Hilton and Hilton LLC that it would no longer fund any further capital contributions. Accordingly, the Company received 314,907 common shares of Hilton, based on the trading value price of Hilton common stock, in an amount equal to the Company's capital contributions. During the year ended December 31, 2000, the Company sold 181,300 common shares of Hilton for net proceeds of $193,787, realizing a loss of $36,157. As at December 31, 2000, the Company held 133,607 common shares of Hilton, which were subsequently sold in January 2001, for net proceeds of $140,850.

         Hilton is a Canadian public company listed on the Canadian Venture Exchange and is engaged in the business of acquiring leasehold interests in oil and gas properties and the exploration for, and development, production and sale of oil and gas, predominantly in the United States through its wholly owned subsidiaries. A director of the Company is also a director of Hilton.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


5.       STOCKHOLDERS' EQUITY

         Effective December 31, 1999, LEK completed the acquisition of San Joaquin (Note 1). In conjunction with the acquisition, LEK exchanged 8,069,000 shares of its common stock for 100% of the outstanding common shares of San Joaquin. The 3,700,000 shares of common stock of LEK outstanding at the date of acquisition were recapitalized at the net asset value of LEK that as of that date was $0. For financial statement reporting purposes this transaction was treated as a reverse acquisition whereby San Joaquin was considered the surviving and reporting entity. For legal purposes, LEK remained as the surviving entity; therefore, the capital structure of the Company was accordingly restated. In December 1999, the Board of Directors and shareholders of LEK approved a 3.7 to 1 stock split. All common shares of LEK outstanding prior to the acquisition of San Joaquin have been retroactively restated.

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

         In October 1999, San Joaquin completed the sale of an aggregate of 1,920,000 shares of common stock, at a price of $0.50 per common share, for cash proceeds of $960,000. The shares of common stock were sold pursuant to the exemptions from registration contained in Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder.

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

         On January 17, 2000, the Company amended and restated its Articles of Incorporation to authorize additional capital stock consisting of 5,000,000 shares of Preferred Stock with $0.001 par value per share and changed the name of the Company to San Joaquin Resources Inc.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


5.       STOCKHOLDER'S EQUITY (continued)

         On September 8, 2000, the Company issued 19,930 shares of common stock, at a price of $0.50 per common share, in satisfaction of $9,965 of accounts payable due to a director of the Company for consulting services rendered.

         See also Note 10.

6.       RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000, the Company was charged $16,086 (1999 - $2,341) for accounting services rendered by a company owned by a director of the Company, $72,000 (1999 - $18,000) for professional fees rendered by the President of the Company, $788 for management services to a company owned by a director of the Company, and $9,844 (1999 - $14,439) for technical services rendered by a director of the Company. At December 31, 2000, $15,202 remained unpaid and has been included in accounts payable and accrued liabilities.

         See also Notes 4 and 5.

7.       SEGMENT REPORTING

         The Company has one reportable segment, the exploration and development of oil and gas properties. The Company has concentrated its oil and gas exploration and development activities in the western United States, primarily California. All activities in this segment have been with industry partners.

8.       COMPREHENSIVE INCOME

         There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

9.       COMMITMENTS AND CONTINGENCIES

         The Company may be subject to various possible contingencies that are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


9.       COMMITMENTS AND CONTINGENCIES (continued)

         The Company is obligated to pay approximately $19,000 in delay rentals during the fiscal year ended December 31, 2001 to maintain the right to explore its oil and gas prospects.

10.      SUBSEQUENT EVENTS

         a) On February 1, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby it agreed to issue up to 14,000,000 shares of its common stock to acquire all of the outstanding shares of Pannonian Energy, Inc. ("Pannonian"), a private corporation incorporated under the laws of the State of Delaware. Pannonian is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Pannonian is an exploration stage oil and gas company and, as of December 31, 2000, earned minimal production revenue and found minimal proved reserves on its properties.

                  Certain shareholders of the Company have agreed to surrender for cancellation 2,438,930 common shares of the Company's capital stock on completion of the transaction contemplated by the Pannonian Agreement.

                  On completion of the transaction, Pannonian will become a wholly-owned subsidiary of the Company. However, since this transaction will result in the existing shareholders of Pannonian acquiring control of the Company, for financial reporting purposes the business combination will be accounted for as an additional capitalization of the Company (a reverse acquisition with Pannonian as the accounting acquirer).

                  On February 14, 2001, the Company advanced $250,000 to Pannonian.

         b) Effective January 12, 2001, the Company entered into agreements with Wet Coast Management Corp. ("Wet Coast"), a private corporation incorporated under the laws of British Columbia, Canada, whereby Wet Coast:

                  i) agreed to arrange financing for the Company to raise $7,200,000 through the issuance of 2,400,000 common shares at $3.00 per share; and

                  ii) agreed to provide consulting services to the Company for a term of twelve months, commencing February 1, 2001, at a rate of $5,000 per month. The Company also agreed to grant stock options to Wet Coast to purchase 20,000 common shares at $3.00 per share.

                           SAN JOAQUIN RESOURCES INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999
                        AND YEAR ENDED DECEMBER 31, 2000


10.      SUBSEQUENT EVENTS (continued)

         c) In January 2001, a non-qualified stock option was granted to the President of Pannonian to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share until January 2, 2011. The option was fully vested as of the date of grant.

         d) In February 2001, non-qualified stock options were granted to seven officers, directors and consultants of San Joaquin covering a total of 1,100,000 shares of the Company's common stock at $3.00 per share until February 8, 2011. The options have varying vesting provisions.

         e) Effective March 5, 2001 the Company amended its Articles of Incorporation to change the name of the Company to Gasco Energy, Inc.