Form 10QSB
period 2001-03-31
GASCO ENERGY INC
filed 2001-05-21
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to _______________


                         Commission file number 0-26321


                               GASCO ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                              98-0204105
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

         14 INVERNESS DRIVE EAST, SUITE H-236, ENGLEWOOD, COLORADO 80112
                    (Address of principal executive offices)

                                 (303) 483-0044
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           24,350,000 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                 MARCH 31, 2001


 Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                  -----    -----

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,        March 31,
                                                                                   2000               2001

                                     ASSETS


CURRENT ASSETS
     Cash                                                                       $    870,448      $  2,186,975
     Accounts receivable and prepaid expenses                                              -            19,709
     Subscription receivable                                                               -           900,000
                                                                                -------------     -------------

        Total Current Assets                                                         870,448         3,106,684

PROPERTY AND EQUIPMENT, NET                                                            2,597            22,662

OIL AND GAS PROPERTIES, NET                                                        2,118,481         1,814,839

DEFERRED OFFERING COSTS                                                                    -            25,000
                                                                                -------------     -------------

                                                                                $  2,991,526      $  4,969,185
                                                                                =============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $     20,262      $    396,534
     Accrued bonus                                                                   218,000           218,000
     Notes payable-related                                                           737,226           716,406
                                                                                -------------     -------------

        Total Current Liabilities                                                    975,488         1,330,940
                                                                                -------------     -------------



STOCKHOLDERS' EQUITY
     Preferred stock-$.001 par value; authorized 5,000,000 shares
        issued and outstanding - none                                                      -                 -
     Common stock-$.0001 par value; authorized 100,000,000 shares issued and outstanding - 14,000,000 shares (2000) and
       24,350,000 shares (2001)                                                        1,400             2,435
     Capital in excess of par value                                                3,163,600         5,438,140
     Deficit accumulated during the development stage                             (1,148,962)       (1,802,330)
                                                                                -------------     -------------

                                                                                   2,016,038         3,638,245
                                                                                -------------     -------------

                                                                                $  2,991,526      $  4,969,185
                                                                                =============     =============


                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                             CUMULATIVE
                                                               THREE MONTHS ENDED          FROM INCEPTION
                                                           MARCH 31,       MARCH 31,        TO MARCH 31,
                                                              2000           2001                2001

REVENUES
     Interest income                                      $         -     $    15,661      $       15,661
                                                          ------------    ------------     ---------------

                                                                    -          15,661              15,661
                                                          ------------    ------------     ---------------

OPERATING EXPENSES
     General and administrative expenses                       25,941         192,039           1,100,402
     Consulting expenses                                       24,934         454,723             652,607
     Interest                                                   7,404          21,023              62,752
     Depreciation and depletion                                   180           1,245               2,230
                                                          ------------    ------------     ---------------

                                                               58,459         669,030           1,817,991
                                                          ------------    ------------     ---------------

NET (LOSS)                                                $   (58,459)    $  (653,369)     $   (1,802,330)
                                                          ============    ============     ===============

NET (LOSS) PER COMMON SHARE
    BASIC AND DILUTED                                     $         -     $     (0.03)     $        (0.12)
                                                          ============    ============     ===============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                       14,000,000      20,316,667          14,606,400
                                                          ============    ============     ===============


          See accompanying notes to consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                                      CUMULATIVE
                                                                                          THREE MONTHS ENDED        FROM INCEPTION
                                                                                      MARCH 31,       MARCH 31,       TO MARCH 31,
                                                                                        2000            2001              2001

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                   $     (58,459)   $   (653,369)    $  (1,802,330)
     Adjustments to reconcile net (loss) to net cash used by operating activities
         Depreciation and depletion                                                         180           1,245             2,230
         Value of stock options issued                                                        -         269,094           269,094
         Changes in assets and liabilities
            Decrease in accounts receivable and prepaid expenses                          1,294          21,771            21,771
            Increase in accounts payable and accrued expenses                            58,033         376,273           614,534
            (Increase) in deferred offering costs                                             -         (25,000)          (25,000)
                                                                                  --------------   -------------    --------------

     Net cash (used) by operating activities                                              1,048          (9,986)         (919,701)
                                                                                  --------------   -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for equipment                                                                  -         (21,311)          (24,893)
     Cash paid for oil and gas properties                                               (86,995)       (331,286)       (2,138,046)
     Reimbursement of oil and gas properties costs                                            -               -         1,000,000
                                                                                  --------------   -------------    --------------

     Net cash (used) by investing activities                                            (86,995)       (352,597)       (1,162,939)
                                                                                  --------------   -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                                       -       2,100,000         3,615,000
     Cash paid for offering costs                                                             -        (184,904)         (184,904)
     Proceeds from short-term borrowings                                                      -               -         1,316,991
     Repayments of short-term borrowings                                                (75,000)       (183,325)         (424,811)
     Cash received upon recapitalization and merger                                                     265,029           265,029
     Distribution to Rubicon Oil and Gas, Inc.                                                -        (317,690)         (317,690)
                                                                                  --------------   -------------    --------------

     Net cash (used) provided by financing activities                                   (75,000)      1,679,110         4,269,615
                                                                                  --------------   -------------    --------------

NET (DECREASE) INCREASE IN CASH                                                        (160,947)      1,316,527         2,186,975

CASH, BEGINNING OF PERIOD                                                               163,490         870,448                 -
                                                                                  --------------   -------------    --------------

CASH, END OF PERIOD                                                               $       2,543    $  2,186,975     $   2,186,975
                                                                                  ==============   =============    ==============


          See accompanying notes to consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000 and Forms 8-K and 8-K/A dated January 31, 2001.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE  1 - ORGANIZATION

         Gasco Energy, Inc. (the "Company") (formerly San Joaquin Resources Inc. ("SJRI")) was incorporated under the laws of the State of Nevada on April 21, 1997.

         On February 1, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby it issued 14,000,000 shares of its common stock to acquire all of the outstanding shares of Pannonian Energy, Inc. ("Pannonian"), a private corporation incorporated under the laws of the State of Delaware. Pannonian is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Pannonian is an exploration stage oil and gas company.

         Certain shareholders of the Company surrendered for cancellation 2,438,930 common shares of the Company's capital stock on completion of the transaction contemplated by the Pannonian Agreement.

         Upon completion of the transaction, Pannonian became a wholly-owned subsidiary of the Company. However, since this transaction resulted in the existing shareholders of Pannonian acquiring control of the Company, for financial reporting purposes the business combination is accounted for as an additional capitalization of the Company (a reverse acquisition with Pannonian as the accounting acquirer).

         Operations of Pannonian are the continuing operations of the Company.

         Effective March 5, 2001, the Company changed its name to Gasco Energy, Inc.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of December 31, 2000 and March 31, 2000 and for the three months ended March 31, 2001 present the historical financial information of Pannonian. The outstanding common shares of Pannonian at December 31, 2000 have been restated to reflect the shares issued upon reorganization. The accompanying financial statements as of March 31, 2001 and for the three months then ended present the historical financial information of Pannonian for the three months ended March 31, 2001 consolidated with SJRI from the date of reorganization (February 1, 2001) to March 31, 2001.

NOTE 3 - STOCKHOLDERS' EQUITY

(a) During the three months ended March 31, 2001 the Company issued shares of its common stock as follows:

         o 14,000,000 shares to the shareholders of Pannonian pursuant to the Pannonian Agreement;

         o 1,000,000 shares for cash at $3.00 per share pursuant to a private placement for gross proceeds of $3,000,000, of which $900,000 was received subsequent to March 31, 2001. Costs of the offering were $185,000.

(b) In conjunction with the reorganization of the Company, shareholders returned for cancellation 2,438,930 shares of common stock for no consideration.

(c) The Company issued in January 2001 an option to purchase 1,000,000 shares of the Company's common stock at $1.00 per share. The $269,000 fair market value of the option, determined utilizing the Black Scholes Pricing Model, was charged to operations during the three months ended March 31, 2001.

(d) In March 2001, the Company distributed to Rubicon Oil and Gas, Inc., a newly formed company ultimately owned by the original shareholders of Pannonian, certain oil and gas properties, liabilities and cash in the net amount of $1,381,000. This distribution, made pursuant to the Pannonian Agreement, was charged to stockholders' equity.

         The distribution is comprised of:

              Oil and gas properties                      $      804,000
              Liabilities assumed                               (423,000)
              Cash                                               317,700
              Note receivable from the Company                   682,300
                                                          ---------------
                                                          $    1,381,000
                                                          ===============

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


NOTE 4 - PANNONIAN ENERGY, INC.

         Following is a summary of significant activities conducted by Pannonian during the year ended December 31, 2000:

         On January 18, 2000, Pannonian organized another entity known as Pannonian International, Ltd. ("Pannonian Ltd."). Pannonian Ltd. was organized in the State of Colorado to hold international assets in Germany and Romania.

         On May 1, 2000, Pannonian entered a Farmout Agreement with Medallion Exploration for two blocks of land containing three federal oil and gas leases in Uinta County, Utah. Pannonian paid $50,000 for a right to earn a 75% interest in the leases. The initial well was drilled in March 2001 and is in the process of being completed and tested.

         On September 12, 2000, the Company entered into a Farmout Agreement with Shenandoah Operating Company, LLC ("SOC") and Pendragon Energy Partners ("PEP"). SOC and PEP own certain undivided working interests in several oil and gas leases located on approximately 25,000 acres in Uinta County, Utah. Pannonian has agreed to earn a 75% working interest in these leases by exploring for oil and gas. Pannonian agreed to commence, or cause to be commenced, the actual drilling of a test well located on these lands on or before March 31, 2001. SOC and PEP were paid a total of $250,000 and granted Pannonian through December 2001 to commence drilling of the test well.

         In February 2000, Pannonian entered into agreements with Belport Oil and Gas ("Belport") by acquiring a 75% interest in 12 wellbores plus approximately 5,000 acres of coalbed methane lease rights. In exchange for the interest in the rights, Pannonian assumed a $225,000 mortgage note on the properties and issued a note to Belport in the amount of $481,917. The President of Pannonian ("Erickson") agreed to assume the above obligations should Pannonian fail to be able to perform. Subsequent to this agreement, a joint venture including Pannonian, Belport, Erickson and other unrelated parties have acquired approximately 30,000 acres of additional lease rights and released Pannonian from its mortgage and note obligation mentioned above.

         During 2000, Pannonian borrowed $635,524 from related parties and paid back $258,410 of the principal balance during the year. Interest is due at rates ranging from 5% to 12%. Pannonian also borrowed $100,000 from unrelated parties during 2000 with interest at 12%.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


NOTE 4 - PANNONIAN ENERGY, INC. (CONTINUED)

         On December 18, 2000, Pannonian entered into an Acquisition Agreement with Phillips Petroleum Company ("Phillips"). Phillips paid Pannonian $1,000,000 for the exclusive right to earn by drilling and completing up to 5 wells 80% of Pannonian's interest in the existing leases and contracts entered into with Medallion Exploration, Shenandoah Operating Company and Pendragon Energy Partners and two additional proposed farmout agreements, limited to specific rights, those being zones below the base of the Wasatch on pre-existing leasehold. Pannonian retained its pre-existing Wasatch rights and obtained an option at Phillips' election to exercise for approximately an additional 1,700 net acres of Wasatch rights.

NOTE 5 - STATEMENT OF CASH FLOWS

         Supplemental Schedule of Non-Cash Investing and Financing Activities:

         The net assets acquired from SJRI pursuant to the Pannonian Agreement are as follows:

              Oil and gas properties                      $      265,836
              Receivables, prepaid and other, net                 41,479
              Cash                                               265,029
                                                          --------------

              Net assets acquired                         $      572,344
                                                          ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company acquired all of the issued and outstanding shares of Pannonian Energy, Inc. ("Pannonian") in exchange for 14,000,000 shares of common stock pursuant to an Agreement and Plan of Reorganization entered into between the Company and Pannonian dated as of January 31, 2001 (the "Reorganization Agreement"). For financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with Pannonian as the acquirer). The operations of Pannonian are the continuing operations of the Company. Effective March 5, 2001, the Company changed its name to Gasco Energy, Inc.

The following discussion of the results of operations of the Company for the three months ended March 31, 2001 should be read in conjunction with the consolidated financial statements (unaudited) of the Company and related notes included therein.

OVERVIEW

The Company is engaged in the business of acquiring and exploring for petroleum-related prospects, including natural gas and oil.

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

In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling test. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At March 31, 2001, there was an insignificant amount of reserves.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

Pannonian, the Company's operating subsidiary and the acquirer of the Company for accounting purposes, was incorporated on May 19, 1998, which is the date of inception shown on the financial statements. During the three month period ended March 31, 2001, the Company recorded a net loss of $653,369 (a loss of $0.03 per share), as compared to a net loss of $58,459 (a loss of $0.00 per share) for the previous year. During the three month period ended March 31, 2001, the Company earned interest income of $15,661 on deposits held from funds received from the Company's equity financings conducted in 2001.

During the three months ended March 31, 2001, the Company incurred operating expenses of $669,030, the greatest component of which was consulting expenses of $454,723. Included in consulting expenses were $269,000 for the fair market value for stock options granted in January 2001 and approximately $109,000 for promotional expenses, of which approximately $72,000 was paid to Marc Bruner, an officer and director of the Company. General and administrative expenses were $192,039, and consisted of salaries of approximately $100,400, legal expenses of approximately $24,000, rent of approximately $19,000, and consulting fees of $10,000 to Wet Coast Management Corp.

In comparison, operating expenses for the three months ended March 31, 2000 were only $58,459, reflecting the fact that Pannonian engaged in a much higher level of activity beginning in the second half of 2000.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2001, the Company had working capital of $1,775,744, as compared to a deficiency of $105,040 at December 31, 2000. During the quarter ended March 31, 2001, the Company sold 1,000,000 shares of common stock for net proceeds of $1,915,096 and a subscription receivable of $900,000 which was received subsequent to the end of the quarter. The Company also received cash of $265,029 through the business combination. The Company used cash of $9,986 for operating activities, $352,597 for oil and gas properties and equipment, $183,325 for repayment of short-term borrowings, and $317,690 for distribution to Rubicon Oil & Gas, Inc.

As set forth in Note 3(d) to the financial statements, the Company distributed certain oil and gas properties, liabilities, cash, and a note receivable to Rubicon Oil and Gas, Inc. in the net amount of $1,381,000, as contemplated by the Reorganization Agreement. Rubicon is owned by the former shareholders of Pannonian.

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

To date, the Company's capital needs have been met by equity financings. Management believes the Company has sufficient cash, assuming that it completes a private placement of 1,400,000 common shares through Canaccord International Ltd. for gross proceeds of $4,200,000.

Management believes the Company will need to raise additional funds within the next 12 to 18 months. It is the intention of the Company to raise additional capital to fund the acquisition of additional prospects and to drill exploration wells.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the market for oil and gas; (6) government regulations particularly those related to extractive industries and the environment; (7) required accounting changes; (8) equipment shortages or other events that may interrupt oil and gas drilling operations; (9) disputes or claims regarding the Company's rights to its property interests; and (10) other factors over which the Company has little or no control.

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES OF SECURITIES

              During the quarter ended March 31, 2001, the Company issued 14,000,000 shares of common stock to the shareholders of Pannonian Energy, Inc. in exchange for their Pannonian stock and warrants. The shares were issued pursuant to Rule 506 of Regulation D and
              Section 4(2) of the Securities Act of 1933, and as such, were issued with a restrictive legend.

              Also during the quarter ended March 31, 2001, the Company sold 1,000,000 shares of common stock to offshore investors pursuant to Regulation S.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Shareholders of the Company adopted an amendment to the Articles of Incorporation, changing the name to Gasco Energy, Inc., by means of a written consent to action dated February 1, 2001. Of the 11,788,930 shares entitled to vote, 5,971,250 shares (50.65%) voted in favor of the amendment.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:


                     REGULATION                                                                   CONSECUTIVE
                     S-B NUMBER                              EXHIBIT                              PAGE NUMBER

                        2.1          Agreement and Plan of Reorganization dated January               N/A
                                     31, 2001 among San Joaquin Resources Inc., Pannonian
                                     Acquisition Corporation, and Pannonian Energy (1)<F1>


                     REGULATION                                                                   CONSECUTIVE
                     S-B NUMBER                              EXHIBIT                              PAGE NUMBER


                        3.1          Amended and Restated Articles of Incorporation (2)<F2>           N/A

                        3.2          Certificate of Amendment to Articles of Incorporation            N/A
                                     of San Joaquin Resources (1)<F1>

                        3.3          Bylaws (3)<F3>                                                   N/A

                        3.4          Amendment to Article II, Section 6 of the Bylaws (4)<F4>         N/A

                        4.1          1999 Stock Option Plan (5)<F5>                                   N/A

                       10.1          Operating Agreement of Hilton Petroleum Greater San              N/A
                                     Joaquin Basin Joint Venture LLC (5)<F5>

                       10.2          Consulting and Overriding Royalty Agreement with                 N/A
                                     Davis & Namson (5)<F5>

                       10.3          Agreement with Canyon Oil (5)<F5>                                N/A

                       10.4          Agreement with Consolidated Stewards Inc., as amended            N/A
                                     (5)<F5>

                       10.5          Financing Agreement with Wet Coast Management Corp.              N/A
                                     (6)<F6>

                       10.6          Consulting Agreement with Wet Coast Management Corp.             N/A
                                     (6)<F6>

                       10.7          Acquisition Agreement with Phillips Petroleum Company            N/A
                                     and Pannonian Energy, Inc. dated December 18, 2000 (6)<F6>

                       10.8          Financing Agreement with Canaccord International Ltd.            N/A
                                     and Gasco Energy, Inc. dated March 15, 2001 (6)<F6>




                     REGULATION                                                                   CONSECUTIVE
                     S-B NUMBER                              EXHIBIT                              PAGE NUMBER


                       10.9          Financial Services Agreement with Canaccord                      N/A
                                     International Ltd. and Gasco Energy, Inc. dated March
                                     15, 2001 (6)<F6>

                       10.10         Memorandum of Understanding Between Gasco Energy,                N/A
                                     Inc. and New Energy West dated March 26, 2001 (6)<F6>

                        11           Statement re: Computation of Per Share Earnings                  See
                                                                                                   Financial
                                                                                                   Statements

                       99.1          Press Release dated May 4, 2001 (7)<F7>                          N/A

                     --------------

                     (1)<F1>   Incorporated by reference to the exhibits filed with
                               the Company's Form 8-K dated January 31, 2001.
                     (2)<F2>   Incorporated by reference to the exhibits filed with
                               the Company's Form 8-K dated December 31, 1999.
                     (3)<F3>   Incorporated by reference to the exhibits filed with
                               the Company's Form 10-SB dated July 23, 1999.
                     (4)<F4>   Incorporated by reference to the exhibits filed with
                               the Company's Form 10-QSB for the quarter ended
                               September 30, 2000.
                     (5)<F5>   Incorporated by reference to the exhibits filed with
                               the Company's Form 10-KSB for the fiscal year ended
                               December 31, 1999.
                     (6)<F6>   Incorporated by reference to the exhibits filed with
                               the Company's Form 10-KSB for the fiscal year ended
                               December 31, 2000.
                     (7)<F7>   Incorporated by reference to the exhibits filed with
                               the Company's Form 8-K dated May 4, 2001.

               (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                     Form 8-K dated January 31, 2001                    Reporting under Items 1, 2, and 5 the
                     filed February 2, 2001                             acquisition of Pannonian Energy

                     Form 8-K/A (Amendment No. 1)                       Filing the Certificate of Amendment to the
                     dated January 31, 2001 filed                       Articles of Incorporation changing the name
                     February 16, 2001                                  of the corporation




                     Form 8-K/A (Amendment No. 2) dated January 31,     Filing Pannonian's audited financial
                     2001 filed                                         statements for the year ended December 31,
                     February 20, 2001                                  1999

                     Form 8-K/A (Amendment No. 3) dated January 31,     Filing Pannonian's unaudited financial
                     2001 filed                                         statements for the nine months ended
                     February 23, 2001                                  September 30, 2000


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GASCO ENERGY, INC.



Date:  May 21, 2001                By: /s/ MARK A. ERICKSON
                                      -----------------------------------------
                                      Mark A. Erickson, President
                                      Principal Financial and Accounting Officer