Form 10QSB
period 2001-06-30
GASCO ENERGY INC
filed 2001-08-20
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _________________ to _______________


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


           26,575,000 SHARES OF COMMON STOCK, $0.0001 PAR VALUE, AS OF
                                 AUGUST 13, 2001


   Transitional Small Business Disclosure Format (check one):  Yes    No X

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           DECEMBER 31,       JUNE 30,
                                                                               2000             2001
                                     ASSETS
CURRENT ASSETS
     Cash                                                                  $   874,433      $   974,001
     Accounts receivable and prepaid expenses                                        -           34,491
                                                                           ------------     ------------

        Total Current Assets                                                   874,433        1,008,492

PROPERTY AND EQUIPMENT, NET                                                      2,597           27,536

OIL AND GAS PROPERTIES, NET                                                  2,083,633        7,871,153

DEFERRED OFFERING COSTS                                                              -          532,281
                                                                           ------------     ------------
                                                                           $ 2,960,663      $ 9,439,462
                                                                           ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                    $ 20,262      $ 2,469,232
     Accrued bonus                                                             423,000                -
     Notes payable-unrelated                                                    15,000          500,000
     Notes payable-related                                                     655,578          818,345
                                                                           ------------     ------------

        Total Current Liabilities                                            1,113,840        3,787,577
                                                                           ------------     ------------


STOCKHOLDERS' EQUITY
     Preferred stock-$.001 par value; authorized 5,000,000 shares
        issued and outstanding - none                                                -                -
     Common stock-$.0001 par value; authorized 100,000,000 shares issued and outstanding - 14,000,000 shares (2000) and
        25,700,000 shares (2001)                                                 1,400            2,570
     Capital in excess of par value                                          3,163,600        8,528,252
    (Deficit) accumulated during the development stage                      (1,318,177)      (2,878,937)
                                                                           ------------     ------------

                                                                             1,846,823        5,651,885
                                                                           ------------     ------------
                                                                           $ 2,960,663      $ 9,439,462
                                                                           ============     ============

          See accompanying notes to consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                                2000            2001

OPERATING EXPENSES
     General and administrative expenses                                   $   275,765      $   411,763
     Consulting expenses                                                        13,788          438,595
     Interest                                                                   10,185           36,335
     Depreciation and depletion                                                    180            1,256
                                                                           ------------     ------------

                                                                               299,918          887,949
                                                                           ------------     ------------
OTHER INCOME
     Gain on sale of property                                                  200,000                -
     Other income                                                                    -            2,420
     Interest income                                                             1,495            9,906
                                                                           ------------     ------------
                                                                               201,495           12,326
                                                                           ------------     ------------

NET (LOSS)                                                                 $   (98,423)     $  (875,624)
                                                                           ============     ============

NET (LOSS) PER COMMON SHARE
    BASIC AND DILUTED                                                      $     (0.01)     $     (0.04)
                                                                           ============     ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                        14,000,000       24,857,500
                                                                           ============     ============



          See accompanying notes to consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      CUMULATIVE
                                                       SIX MONTHS ENDED             FROM INCEPTION
                                                           JUNE 30,                   TO JUNE 30,
                                                    2000              2001                2001

OPERATING EXPENSES
     General and administrative expenses        $  301,706        $   635,570        $ 1,886,955
     Consulting expenses                            38,722            893,318          1,119,406
     Interest                                       17,589             57,358             99,087
     Depreciation and depletion                        180              2,501              3,486
                                                -----------       ------------       ------------

                                                   358,197          1,588,747          3,108,934
                                                -----------       ------------       ------------

OTHER INCOME
     Gain on sale of property                      200,000                  -            200,000
     Other income                                        -              2,420              2,420
     Interest income                                 1,495             25,567             27,577
                                                -----------       ------------       ------------
                                                   201,495             27,987            229,997
                                                -----------       ------------       ------------

NET (LOSS)                                      $ (156,702)       $(1,560,760)       $(2,878,937)
                                                ===========       ============       ============

NET (LOSS) PER COMMON SHARE
    BASIC AND DILUTED                           $    (0.01)       $     (0.07)       $     (0.19)
                                                ===========       ============       ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED            14,000,000         22,587,083         15,504,307
                                                ===========       ============       ============



          See accompanying notes to consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  CUMULATIVE
                                                                         SIX MONTHS ENDED       FROM INCEPTION
                                                                             JUNE 30,             TO JUNE 30,
                                                                       2000           2001           2001
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                    $  (156,702)   $(1,560,760)   $(2,878,937)
     Adjustments to reconcile net (loss) to net cash used by
         operating activities
         Depreciation                                                      180          2,501          3,486
         Stock options issued                                                -        336,342        336,342
         Stock issued for services                                           -              -         50,000
         Changes in assets and liabilities
            Decrease in accounts receivable and prepaids                37,372          6,988          6,989
            Increase (decrease) in accounts payable and accruals        45,703       (242,627)      (242,627)
            (Increase) in deferred offering costs                            -        (32,281)       (32,281)
                                                                   ------------   ------------   ------------

     Net cash (used) by operating activities                           (73,447)    (1,489,837)    (2,757,028)
                                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for equipment                                                 -        (27,440)       (31,022)
     Cash paid for oil and gas properties                             (251,826)    (4,335,115)    (5,393,105)
     Rembursement of oil and gas properties costs                            -              -      1,000,000
                                                                   ------------   ------------   ------------

     Net cash (used) by investing activities                          (251,826)    (4,362,555)    (4,424,127)
                                                                   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                      -      6,825,000      8,340,000
     Cash paid for offering costs                                            -       (574,835)      (574,835)
     Proceeds from short-term borrowings                               218,854              -        843,009
     Repayments of short-term borrowings                                     -       (315,265)      (470,078)
     Cash received upon recapitalization and merger                          -        265,029        265,029
     Distribution to Rubicon Oil and Gas, Inc.                               -       (247,969)      (247,969)
                                                                   ------------   ------------   ------------

     Net cash  provided by financing activities                        218,854      5,951,960      8,155,156
                                                                   ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH                                       (106,419)        99,568        974,001

CASH, BEGINNING OF PERIODS                                             163,490        874,433              -
                                                                   ------------   ------------   ------------

CASH, END OF PERIODS                                               $    57,071    $   974,001    $   974,001
                                                                   ============   ============   ============



          See accompanying notes to consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001


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

         The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         Effective March 5, 2001, the Company changed its name to Gasco Energy, Inc.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001


NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of December 31, 2000 and for the three and six months ended June 30, 2000 present the historical financial information of Pannonian. The outstanding common shares of Pannonian at December 31, 2000 have been restated to reflect the shares issued upon reorganization. The accompanying financial statements as of June 30, 2001 and for the three and six months then ended present the historical financial information of Pannonian for the three and six months ended June 30, 2001 consolidated with SJRI from the date of reorganization (February 1, 2001).

NOTE 3 - STOCKHOLDERS' EQUITY

(a) During the six months ended June 30, 2001 the Company issued shares of its common stock as follows:

         o 14,000,000 shares to the shareholders of Pannonian pursuant to the Pannonian Agreement;

         o    2,275,000  shares for cash at $3.00 per share  pursuant to private
              placements  for  gross  proceeds  of  $6,825,000.   Costs  of  the
              offerings were $574,835.

(b) In conjunction with the reorganization of the Company, shareholders returned for cancellation 2,438,930 shares of common stock for no consideration.

(c) The Company issued in January 2001 an option to purchase 1,000,000 shares of the Company's common stock at $1.00 per share. The $269,000 fair market value of the option, determined utilizing the Black Scholes Pricing Model, was charged to operations during the six months ended June 30, 2001. In May and June 2001, the Company granted options to employees, directors and consultants to purchase an aggregate 950,000 shares of the Company's common stock at exercise prices of $3.00 to $3.70 per share. The fair market value of options granted to consultants of $67,248 was charged to operations.

(d) In March 2001, the Company distributed to Rubicon Oil and Gas, Inc., a newly formed company ultimately owned by the original shareholders of Pannonian, certain oil and gas properties, liabilities and cash in the net amount of $2,040,530. This distribution, made pursuant to the Pannonian Agreement, was charged to stockholders' equity.

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

         The distribution is comprised of:

                  Oil and gas properties                        $1,329,528
                  Receivable from Joint Interest Partners          257,018
                  Liabilities assumed                             (578,235)
                  Cash                                             247,969
                  Note receivable from the Company                 784,250
                                                                -----------
                                                                $2,040,530
                                                                ===========

(e) In April 2001, the Company issued 75,000 shares of its common stock, valued at $3.30 per share, for oil and gas properties.

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

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001


NOTE 4 - PANNONIAN ENERGY, INC. (CONTINUED)

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

         On December 18, 2000, Pannonian entered into an Acquisition Agreement with Phillips Petroleum Company ("Phillips"). Phillips paid Pannonian $1,000,000 for the exclusive right to earn by drilling and completing until an accumulated expenditure of $8,000,000 is reached, 80% of Pannonian's interest in the existing leases and contracts entered into with Medallion Exploration, Shenandoah Operating Company and Pendragon Energy Partners and two additional proposed farmout agreements, limited to specific rights, those being zones below the base of the Wasatch on pre-existing leasehold. Pannonian retained its pre-existing Wasatch rights. Once Phillips has met the $8,000,000 expenditure requirement, it has an option to acquire 80% of Pannonian's deep rights in exchange for an assignment of approximately 1,700 net acres of Wasatch rights to Pannonian.

NOTE 5 - STATEMENT OF CASH FLOWS

         Supplemental Schedule of Non-Cash Investing and Financing Activities:

         The net assets acquired from SJRI pursuant to the Pannonian Agreement are as follows:

                  Oil and gas properties                        $265,836
                  Receivables, prepaid and other, net             41,479
                  Cash                                           265,029
                                                                --------
                  Net assets acquired                           $572,344
                                                                ========

                               GASCO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001


NOTE 5 - STATEMENT OF CASH FLOWS (CONTINUED)

         In May 2001, in conjunction with the sale of preferred shares of the Company's stock (see Note 6a), First Ecom.com, Inc. advanced to the underwriter, on behalf of the Company, $500,000 in the form of a short-term note, due October 31, 2001 with interest at 10% per annum. The note was paid in full upon completion of the preferred stock sale.

NOTE 6 - SUBSEQUENT EVENTS

(a) In July 2001, First Ecom.com, Inc. ("FECC") purchased 1,000 shares of the Company's Series A Preferred Stock for $19,000,000. The Preferred Stock is convertible into 9,500,000 shares of the Company's common stock, has no fixed dividend rate, and is entitled to a nominal liquidation preference. The Preferred Stock is entitled to vote along with the common stock and, for so long as at least half of the Preferred Stock remains outstanding, is entitled to 26% of the combined voting power of all the common stock and preferred stock. The Preferred Stock is also entitled to vote as a class on certain matters. The Company may redeem the Preferred Stock after August 31, 2006 provided the Company's common stock is trading at $2.00 per share or higher. FECC agreed not to transfer the Preferred Stock or the common stock issuable upon conversion thereof for three years except under certain circumstances and except for 10% of such common stock per year.

(b) In July 2001, the Company acquired oil and gas properties from an unrelated entity for $700,000 cash and 300,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We acquired all of the issued and outstanding shares of Pannonian Energy, Inc. ("Pannonian") in exchange for 14,000,000 shares of our common stock pursuant to an Agreement and Plan of Reorganization entered into between us and Pannonian dated as of January 31, 2001 (the "Reorganization Agreement"). For financial reporting purposes, the business combination has been accounted for as an additional capitalization of us (a reverse acquisition with Pannonian as the acquirer). The operations of Pannonian are our continuing operations. Effective March 5, 2001, we changed our name to Gasco Energy, Inc.

The following discussion of our results of operations for the three and six months ended June 30, 2001 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through Pannonian, are engaged in the location and development of hydrocarbon prospects, primarily in the Rocky Mountain area. Through our other wholly-owned subsidiary, San Joaquin Oil & Gas Ltd., we have acreage in the San Joaquin Basin of California. We are presently looking for partners to commence drilling activities.

We expect to generate revenues through the sale of hydrocarbon products and incur expenses for office overhead, salaries, and compliance with various requirements relating to our status as a public company.

We follow the full cost method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling test. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At June 30, 2001, there was an insignificant amount of reserves.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Pannonian, our operating subsidiary and the acquirer of us for accounting purposes, was incorporated on May 19, 1998, which is the date of inception shown on the financial statements. During the three and six-month periods ended June 30, 2001, we recorded net losses of $875,624 and $1,560,760, respectively, as compared to net losses of $98,423 and $156,702 for the previous year. During the three and six-month periods ended June 30, 2001, we earned interest income of $9,906 and $25,567 on deposits held from funds received from our equity financings conducted in 2001.

During the three and six months ended June 30, 2001, we incurred operating expenses of $887,949 and $1,588,747, the greatest component of which was consulting expenses of $438,595 and $893,318. Included in consulting expenses for the three and six months ended June 30, 2001 were approximately $144,833 and $314,368 for promotional expenses. General and administrative expenses for the three and six months ended June 30, 2001 were $411,763 and $635,570, respectively, and consisted of salaries of approximately $116,569 and $200,569, legal expenses of approximately $17,000 and $88,714, rent of approximately $15,700 and $27,200, and the fair market value for stock options granted of $67,248 and $336,342.

In comparison, operating expenses for the three and six months ended June 30, 2000 were only $299,918 and $358,197, reflecting the fact that Pannonian did not engage in a higher level of activity until the second half of 2000.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2001, we had a working capital deficiency of $2,779,085, as compared to a deficiency of $239,407 at December 31, 2000. In July 2001, we received gross proceeds of $19,000,000 from the sale of our preferred stock as described in Note 6(a) to the financial statements.

During the six months ended June 30, 2001, we sold 2,275,000 shares of common stock for net proceeds of $6,250,165. We also received cash of $265,029 through the business combination. We used cash of $1,489,837 for operating activities, $4,362,555 for oil and gas properties and equipment, $315,265 for repayment of short-term borrowings, and $247,969 for distribution to Rubicon Oil & Gas, Inc. The majority of the cash we used for oil and gas properties and equipment was expended in the Rocky Mountain area.

As set forth in Note 3(d) to the financial statements, we distributed certain oil and gas properties, liabilities, cash, and a note receivable to Rubicon Oil & Gas, Inc. in the net amount of $2,040,530, as contemplated by the
Reorganization Agreement. Rubicon is owned by the former shareholders of Pannonian.

PLAN OF OPERATIONS

In management's view, given the nature of our operations, which consist of the acquisition, exploitation and evaluation of petroleum and natural gas properties, the most meaningful information relates to current liquidity and solvency. Our financial success will be dependent upon the extent to which we can discover sufficient economic reserves and successfully develop the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas discovered by us is largely dependent upon other factors beyond our control.

To date, our capital needs have been met by equity financings. See Notes 3(a) and 6(a) of the notes to the financial statements. Management believes that with the existing cash on hand and expected revenues from operations, we have sufficient cash for the next twelve months to execute our business plan.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about us, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1)
general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the market for oil and gas; (6) government regulations particularly those related to extractive industries and the environment; (7) required accounting changes; (8) equipment shortages or other events that may interrupt oil and gas drilling operations; (9) disputes or claims regarding our rights to our property interests; and (10) other factors over which we have little or no control.

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES

              In May 2001, we sold 1,275,000 shares of common stock to 10 offshore investors for $3,825,000 cash. The shares were issued pursuant to Regulation S of the Securities Act of 1933, and as such, were issued with an appropriate restrictive legend. Canaccord International Ltd. was the placement agent and was paid a fee equal to 5% of the gross proceeds.

              Also in May 2001,  we  issued  75,000  shares  of common  stock to
              Extreme Energy Corporation and Charger Energy Inc. in consideration for all of their interest in certain oil and gas leases. As a result, we acquired a 50% working interest in nine leases covering acreage in the Rocky Mountain region. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and were issued with a restriction legend. No underwriters were used in connection with this transaction.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              Gasco Energy, Inc. ("Gasco", "we" or "us", as the context requires) was incorporated on April 21, 1997 under the laws of the State of Nevada as "LEK International, Inc." We operated as a "shell" company until December 31, 1999, when a change in control occurred in conjunction with closing under an Agreement and Plan of Reorganization with San Joaquin Oil & Gas Ltd., a Nevada corporation ("Oil & Gas"). Prior to closing under this Agreement and Plan of Reorganization, we had a total of 3,700,000 shares of common stock issued and outstanding. We issued 8,069,000 new shares of common stock in exchange for all of the issued and outstanding common stock of Oil & Gas Ltd. As a result of that transaction, Oil & Gas Ltd. became our wholly-owned subsidiary and we changed our name to San Joaquin Resources, Inc.

              On February 1, 2001, we entered into a definitive agreement to acquire Pannonian Energy, Inc., a Delaware corporation. On March 30, 2001, Pannonian merged with our wholly owned subsidiary, making it a wholly owned subsidiary of ours. We issued 14,000,000 new shares of our common stock to the shareholders of Pannonian as part of the merger.

              Effective March 5, 2001, we changed our name to "GASCO ENERGY, INC.", and on March 28, 2001 we obtained a new trading symbol and recognition of the new name on the NASDAQ Bulletin Board: GASE

                                    BUSINESS

              Our business is acquiring and exploiting oil and natural gas leases, which give us varying rights in oil and gas leases in the western United States. We have not determined whether there are commercially recoverable oil and gas reserves in the land we have leased.

              THE INDUSTRY

              Natural gas is the cleanest burning fossil fuel. It is used in electricity generation and in industrial and residential applications because it costs less and has more favorable environmental aspects than other fossil fuels. Approximately 85% of the natural gas consumed in the United States is produced domestically. Natural gas provides more than 23% of all the energy needs of the United States. Consumption of natural gas in the United States is expected to grow from approximately 20 trillion cubic feet in 2000 to approximately 30 trillion cubic feet in 2010.

              OUR ACREAGE

              Our primary focus is in the Uinta Basin in Uinta, Duchesne and Carbon counties in Utah, where we have approximately a 45% average working interest in 135,000 gross acres. We have acquired other acreage in the Rocky Mountain region and in the San Joaquin Basin of California.

              OUR LEASE RIGHTS

              The Leases we hold or may earn, give us varying interests in the oil or natural gas reserves, if any, in the acreage they cover. The percentage of oil and natural gas, if any, extracted to which we will be entitled (our net revenue interest) ranges from 12% to 85% and differs from lease to lease. The density of the wells allowed may vary from lease to lease and formation to formation.

              Our lease rights generally cover three depths in the Uinta Basin: the Wasatch Formation is prospective in the 6,000 to 9,000 feet range, the Mesaverde Formation is prospective in the 9,000 to 13,000 feet range and the Mancos is prospective below 13,000 feet. These footage measurements are approximate. Whether reserves are located in a shallow, medium or deep portion of a well depends upon the geological formation in which it is located. Some of our leases give us the same percentage interest in the reserves, if any recovered from all depths. Others give us different percentages depending upon what depth the reserves are located. For example, we may have rights to a percentage of the shallow reserves recovered and different rights to a percentage of medium or deep reserves. Some of our leases give us no rights whatsoever in reserves recovered from one or two depths.

              OUR LEASE OBLIGATIONS

              Each of the leases that we own require us to drill wells on the acreage covered thereby by a certain date or we will lose the lease and or lose the right to continue earning. In the case of leases that we have a right to acquire through drilling of wells, the density of the wells that must be drilled varies. The other actions generally involve procedures to try to determine whether the acreage covered by the lease contains any reserves. For example, one group of leases requires us to perform seismic testing in order to acquire the leases.

              In some cases, we have farmed out our right to drill wells to a third party who has agreed to meet certain of our earning obligations. In return, we have agreed to convey to that third party a portion of the percentage of reserves, if any, from the acreage to which we are entitled.

              On December 18, 2000, Pannonian entered into an Acquisition Agreement with Phillips Petroleum Company ("Phillips"). Phillips paid Pannonian $1,000,000 for the exclusive right to earn by drilling and completing until an accumulated expenditure of $8,000,000 is reached, 80% of Pannonian's interest in the existing leases and contracts entered into with Medallion Exploration, Shenandoah Operating Company and Pendragon Energy Partners and two additional proposed farmout agreements, limited to specific rights, those being zones below the base of the Wasatch on pre-existing leasehold. Pannonian retained its pre-existing Wasatch rights. Once Phillips has met the $8,000,000 expenditure requirement, it has an option to acquire 80% of Pannonian's deep rights in exchange for an assignment of approximately 1,700 net acres of Wasatch rights to Pannonian.

              In the Uinta Basin, it takes approximately 15 to 20 days to drill a 9,000-foot well. In addition to drilling costs, the major costs associated with a commercial well are in equipping and completing the well due to large fracture stimulation required. The estimated cost for drilling and completing a single 9000-foot well in the Uinta Basin is $800,000 to $1,000,000.

              MARKETING AND TRANSPORTATION

              Our acreage has access to five existing pipelines, some of which are presently being renovated to provide for greater transportation volume. One pipeline passes through some of our Unita Basin acreage. These pipelines provide access to both coasts of the United States.

                                   MANAGEMENT

              Certain information about our officers and directors is set forth below:

              MARC BRUNER (51), Chairman of the Board of Directors and Strategic Consultant (since February 1, 2001): Mr. Bruner is founding Chairman of Pannonian (since 1998) and was the founding Chairman of the Board of Ultra Petroleum (1996-98), a Toronto Stock Exchange & American Stock Exchange listed natural gas company. Ultra is focused on tight sand development in the Green River Basin of Wyoming. Additionally, Mr. Bruner was one of the founders of Pennaco Energy, Inc. which started in 1998. Mr. Bruner was also one of the founders of RIS Resources International, a natural gas company founded in 1996.

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

              MICHAEL K. DECKER (46), Chief Operating Officer and Executive Vice President (since July 2, 2001): Mr. Decker has twenty-four years of oil and gas prospecting, development, operations and M&A experience. Mr. Decker is also owner and president of Black Diamond Energy, LLC, a geological engineering, operations, prospecting and M&A consulting firm. Previously, he was the Vice President of Exploitation at Prima Oil and Gas Company, a publicly held company listed on NASDAQ. Prima was recognized by the Denver Business Journal as the "top performing Colorado based company of the 1990's," with a market return of 1857%. Mr. Decker also worked for Bonneville Fuels Corporation and Tenneco Exploration and Production Company. He holds a BS degree in Geological Engineering from the Colorado School of Mines and is the Chairman of the Potential Gas Committee.

              W. KING GRANT (37), Chief Financial Officer and Executive Vice President (since June 26, 2001): Prior to joining Gasco, Mr. Grant served as Executive Vice President and Chief Financial officer for KEH.com, a catalog/internet retailer of new and used camera equipment. From 1997 to 1999, Mr. Grant was Senior Vice President in the Natural Resources Group of ING Baring, LLC. He was responsible for providing financing and advisory services to mid-cap and smaller energy companies. For the previous eleven years, Mr. Grant held several positions at Chase Manhattan Bank and its affiliates, most recently as a Vice President in the Oil & Gas group. Mr. Grant holds a BSE in Chemical Engineering from Princeton University and an MBA from the Wharton School at the

              University of Pennsylvania. Mr. Grant has committed to spending at least 10 days per month to fulfilling his obligations as our Chief Financial Officer.

              J.  TIMOTHY  BOWES (44),  Director  (director  since  December 31,
              1999): Mr. Bowes holds a Bachelor of Commerce degree and a Masters of Business Administration degree, both from the University of British Columbia. Mr. Bowes was President of Gasco from December 1999 to February 1, 2001, and is President, Chief Executive Officer, and a director of Lucre Ventures Ltd., a public petroleum and natural gas company listed on the Canadian Venture Exchange. Prior to joining Gasco and Lucre Ventures Ltd., he was primarily engaged as a self-employed consultant involved in the structuring of mergers and acquisitions of petroleum and natural gas companies. Prior to his consulting business, Mr. Bowes was employed by Yorkton Securities Inc. as an analyst and manager from 1994-March 1999.

              CARL STADELHOFER, (48), Director (since February 1, 2001): Mr. Stadelhofer is a partner with the law firm of Rinderknecht Klein & Stadelhofer in Zurich, Switzerland, where he has practiced law for over ten years. He is a French and Swiss citizen; admitted to the practice of law in Switzerland in 1982. He took his law degree in 1979 in Switzerland, and studied law in the United States at Harvard Law School and at Georgetown University Law School. His practice specializes in banking and financing, mergers and acquisitions, investment funds, and international securities transactions

              HOWARD O. SHARPE, (57), Vice President and Secretary (since February 1, 2001): Mr. Sharpe is a Director and Executive Vice President of Pannonian (since 1998). He has significant management experience in oil and gas development in the United States. Mr. Sharpe served as a fighter pilot in the U.S. Air Force, retiring as a full Colonel with extensive logistic and organizational skills. Mr. Sharpe has an advanced degree in management with hands-on experience in the development of tight natural gas sands, basin-centered natural gas exploration and production in Wyoming. For the past seven years Mr. Sharpe has also served as Executive Vice President of Alpine Gas Company in Denver, Colorado, and holds a Master of Business Administration degree.

              CARMEN LOTITO, (57) Director (since April 6, 2001): Mr. Lotito is Vice President, Chief Financial Officer and a Director of Coriko Corporation, a private business development company, since 2000, and is a member of Equistar Capital LLC, an investment banking firm since 2000. Mr. Lotito received his B.S. degree in Accounting from University of Southern California, and joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's San Diego, California office. In 1988, he joined ConAgra, Inc., in San Antonio, Texas as a brand manager, where he developed product lines which grossed $50 million. After leaving ConAgra and before joining Impact and Coriko, Mr. Lotito was self employed as a financial consultant.

              GREGORY M. PEK, (46), Director (since July 5, 2001): Mr. Pek is President and co-Chief Executive Officer of First Ecom.com, Inc., a Nevada corporation, and has been an executive officer of that company since March 3, 1999. He was from March 1994 to February 1999 an executive officer of David Resources Company Limited, Kong Tai International Holdings Company Limited and from September 1998 to February 1999 a director of Singapore Hong Kong Properties Investment Limited. Before 1994, Mr. Pek was a director and officer of a number of public companies in Canada.

              COMMITTEES OF THE BOARD OF DIRECTORS

              Our Compensation Committee reviews and makes recommendations to the board concerning the compensation and benefits of all of our executive officers, administers our stock option plan and establishes and reviews general policies relating to compensation and benefits of our employees. This committee currently consists of Messrs. Bowes and Lotito.

              Our Audit Committee reviews out internal accounting procedures and consults with and reviews the services provided by our independent accountants. The audit committee currently consists of Messrs. Bowes, Lotito and Stadelhofer.

              ROYALTY TRUST

              We have created a trust the beneficiaries of which are our current and future employees. We have contributed to this trust a portion of our rights in certain of the leases we own as described above, and we will eventually contribute a portion of our rights under all the leases we own or hereafter acquire. These rights, once contributed, become the property of the trust, which will remain unaffected by our being merged with another company or otherwise acquired, should such a transaction occur. We expect that the average interest in each of our leases that the trust will hold when we have completed our conveyances to it will be a 1.25% overriding royalty interest.

                                  CAPITAL STOCK

              Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

              PREFERRED STOCK

              We presently have outstanding only one class of preferred stock - the Series A Preferred Stock, which is described below. Our certificate of incorporation authorizes our board of directors to create and issue additional series of preferred stock and determine the rights and preferences of each series within the limits set forth in our certificate of incorporation and applicable law. Among other rights, the board of directors may determine, without further vote or action by our stockholders:

              o The number of shares constituting the series and the distinctive designation of the series;
              o The dividend rate on the shares of the series, whether dividends will be cumulative, and if so, from which date or dates, and the relative rights of priority, if any, payment of dividends on shares of the series;
              o Whether the series will have voting rights in addition to the voting rights provided by law, and if so, the terms of the voting rights;
              o Whether the series will have conversion privileges and, if so, the terms and conditions of conversion;
              o Whether or not the shares of the series will be redeemable or exchangeable, and if so, the dates, terms and conditions or redemption or exchange, as the case may be;
              o Whether the series will have a sinking fund for the redemption or purchase of shares of that series, and if so, the terms and amount of the sinking fund; and
              o The rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

              Unless otherwise provided by our board of directors, the shares of all series of preferred stock will rank on parity with respect to the payment of dividends and to the distribution of assets upon liquidation. Although we have no present plans to issue any shares of preferred stock, any future issuance of shares of preferred stock, or the issuance of rights to purchase preferred shares, may have the effect of delaying, deferring or preventing a change in control in our company or an unsolicited acquisition proposal. The issuance of preferred shack also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

              THE SERIES A PREFERRED STOCK. We have 1000 shares of Series A Preferred Stock issued and outstanding The Series A Preferred Stock is convertible into 9,500,000 shares of Gasco Common Stock, has no fixed dividend rate and is entitled to a nominal liquidation preference. The Series A Preferred Stock is entitled to vote along with the Gasco common stock and, for so long as at least half of the Series A Preferred Stock remains outstanding, is entitled to 26% of the combined voting power of all the common stock and preferred stock. The Series A Preferred Stock is also entitled to vote as a class on certain matters. Gasco may redeem the Series A Preferred Stock after August 31, 2006 provided the Gasco common stock is trading at $2.00 per share or higher. All the Series A Preferred Stock is held by First Ecom.com, Inc., which acquired it from us on July 17, 2001 for $18,500,000 and the forgiveness of $500,000 of indebtedness in a transaction exempt from registration under the securities laws.

              In the stock purchase agreement pursuant to which First Ecom acquired the Series A Preferred Stock we agreed to place a First Ecom designee on the our board of directors. First Ecom agreed not to transfer the Series A Preferred Stock or the common stock issuable upon exercise thereof for three years except under certain circumstances and except for 10% of such common stock per year. If First Ecom elects to sell under the

              10% exception, it has given us a right of first refusal on those sales. First Ecom also agreed to place a person designated by Gasco on First Ecom's board of directors. Messrs Bruner and Erickson have agreed to vote for First Ecom's designee as a director, have granted First Ecom rights to participate in sales of Gasco stock by them and have agreed not to form a group with any other person under certain circumstances.

              COMMON STOCK

              As of August 12, 2001, there are 26,575,000 shares of common stock issued and outstanding, held of record by 90 stockholders. All outstanding shares of common stock are fully paid and nonassessable. The rights of holders of our common stock are summarized below:

              o Each holder of shares of common stock is entitled to one vote per share on all matters to be voted on by stockholders generally, including the election of directors;
              o    There are no cumulative voting rights;
              o The holders of our common stock are entitled to dividends and other distributions as may be declared from time to time by the board of directors out of funds legally available for that purpose, if any;
              o Upon our liquidation, dissolution or winging up, the holders of shares of common stock will be entitled to share ratably in the distribution of all of our assets remaining available for distribution after satisfaction of all our liabilities and the payment of the liquidation preference of any outstanding preferred stock; and
              o The holders of common stock have no preemptive or other subscription rights to purchase shares of our stock, nor are they entitled to the benefits of any redemption or sinking fund provisions.

              REGISTRATION RIGHTS

              We are obligated to file as soon as practicable a registration statement covering the resale of 1,275,000 shares of common stock that were sold through Canaccord International Ltd. We may include other shares in that registration statement.

              In addition, First Ecom has the right to cause us to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Preferred Stock, subject to the restrictions on the transfer thereof described above.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:

                       REGULATION
                       S-B NUMBER                                        EXHIBIT

                           2.1          Agreement and Plan of Reorganization dated January 31,
                                        2001 among San Joaquin Resources Inc., Pannonian
                                        Acquisition Corporation, and Pannonian Energy (1) <F1>
                           3.1          Amended and Restated Articles of Incorporation (2)<F2>
                           3.2          Certificate of Amendment to Articles of Incorporation of San
                                        Joaquin Resources (1)<F1>
                           3.3          Bylaws (3)<F3>
                           3.4          Amendment to Article II, Section 6 of the Bylaws (4)<F4>
                           4.1          1999 Stock Option Plan (5)<F5>
                          10.1          Financing Agreement with Wet Coast Management Corp. (6)<F6>
                          10.2          Consulting Agreement with Wet Coast Management Corp.
                                        (6)<F6>
                          10.3          Acquisition Agreement with Phillips Petroleum Company
                                        and Pannonian Energy, Inc. dated December 18, 2000 (6)<F6>
                          10.4          Financing Agreement with Canaccord International Ltd. dated
                                        March 15, 2001 (6)<F6>
                          10.5          Financial Services Agreement with Canaccord International
                                        Ltd. dated March 15, 2001 (6)<F6>
                          10.6          Private Placement Agency Agreement with Canaccord
                                        International Ltd. dated as of March 22, 2001
                          99.1          Press Release dated April 2, 2001 (7)<F7>
                          99.2          Press Release dated May 4, 2001 (8)<F8>
                          99.3          Press Release dated July 11, 2001 (9)<F9>
                          99.4          Press Release dated July 13, 2001 (10)<F10>
                 -----------------------

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




                 (7)<F7>   Incorporated by reference to the exhibits filed with
                           the Company's Form 8-K dated March 30, 2001.
                 (8)<F8>   Incorporated by reference to the exhibits filed with
                           the Company's Form 8-K dated May 4, 2001.
                 (9)<F9>   Incorporated by reference to the exhibits filed with
                           the Company's Form 8-K dated July 11, 2001.
                 (10)<F10> Incorporated by reference to the exhibits filed with the Company's Form 8-K dated July 13, 2001.


              (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                     Form 8-K dated March 30, 2001           Reporting under Items 2, 5, and 9 the
                     filed April 3, 2001                     closing of the acquisition of Pannonian
                                                             Energy

                     Form 8-K/A (Amendment No. 4)            Filing the unaudited financial
                     dated January 31, 2001 filed            statements of Pannonian Energy, Inc.
                     April 16, 2001                          for the ten months ended October 31,
                                                             2000 and the pro forma combined
                                                             financial statements of the registrant
                                                             and Pannonian Energy, Inc. as of
                                                             December 31, 1999 and October 31,
                                                             2000

                     Form 8-K dated May 4, 2001 filed        Reporting under Item 5 the
                     May 4, 2001                             information contained in the press
                                                             release about the Memorandum of
                                                             Understanding with First Ecom.com,
                                                             Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GASCO ENERGY, INC.



Date:  August 20, 2001                    By: /S/ W. KING GRANT
                                           ------------------------------------
                                              W. King Grant
                                              Chief Financial Officer