Form 10QSB
period 2001-09-30
GASCO ENERGY INC
filed 2001-11-14
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _________________ to _______________


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

           27,252,500 shares of Common Stock, $0.0001 par value, as of
                                October 31, 2001


    Transitional Small Business Disclosure Format (check one): Yes    No X

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           December 31,      September 30,
                                                                               2000               2001
                                     ASSETS
CURRENT ASSETS
     Cash                                                                  $   881,041       $ 14,473,259
     Accounts receivable and prepaid expenses                                   13,923              4,532
     Due from joint interest partners                                          113,020                  -
                                                                           ------------      -------------
        Total Current Assets                                                 1,007,984         14,477,791

OIL AND GAS PROPERTIES, AT COST, ACCOUNTED FOR USING
  THE FULL COST METHOD                                                       1,991,290          8,750,521

PROPERTY AND EQUIPMENT, net                                                      7,985             28,383
                                                                           ------------      -------------
                                                                           $ 3,007,259       $ 23,256,695
                                                                           ============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $   221,972       $    286,258
     Accrued bonus                                                             423,000                  -
     Notes payable-related                                                     544,280                  -
     Notes payable-other                                                       239,102             34,096
                                                                           ------------      -------------
        Total Current Liabilities                                            1,428,354            320,354
                                                                           ------------      -------------
STOCKHOLDERS' EQUITY
     Preferred stock-$.001 par value; authorized 5,000,000 shares
        issued and outstanding - 1,000 shares                                        -                  1
     Common stock-$.0001 par value; authorized 100,000,000 shares issued and outstanding - 11,788,930 shares (2000) and
        27,252,500 shares (2001)                                                 1,179              2,725
     Capital in excess of par value                                          3,163,821         38,264,986
     Deficit accumulated during the development stage                       (1,586,095)       (15,331,371)
                                                                           ------------      -------------
                                                                             1,578,905         22,936,341
                                                                           ------------      -------------
                                                                           $ 3,007,259       $ 23,256,695
                                                                           ============      =============


          See accompanying notes to consolidated financial statements

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               2000              2001
REVENUES                                                                   $         -       $          -
                                                                           ------------      -------------
OPERATING EXPENSES
     General and administrative expenses                                       126,732            827,832
     Interest                                                                   18,599             10,005
                                                                           ------------      -------------
                                                                               145,331            837,837
                                                                           ------------      -------------
OTHER INCOME (EXPENSE)
     Interest income                                                                 -            111,639
     Other                                                                     (17,361)           (18,318)
                                                                           ------------      -------------
                                                                               (17,361)            93,321
                                                                           ------------      -------------
NET LOSS                                                                      (162,692)          (744,516)
                                                                           ------------      -------------
Preferred Stock deemed distribution                                                  -        (11,400,000)
                                                                           ------------      -------------

NET LOSS ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                                                   $  (162,692)      $(12,144,516)
                                                                           ============      =============

NET LOSS PER COMMON SHARE
    BASIC AND DILUTED                                                      $     (0.01)      $      (0.45)
                                                                           ============      =============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                        14,000,000         26,860,708
                                                                           ============      =============



          See accompanying notes to consolidated financial statements

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                    Cumulative
                                                                                    Nine Months Ended            from Inception
                                                                                       September 30,             to September 30,
                                                                                   2000            2001                2001
REVENUES                                                                      $          -    $          -        $          -
                                                                              -------------   -------------       -------------

OPERATING EXPENSES
     General and administrative expenses                                           467,340       2,399,221           4,111,455
     Interest                                                                       36,188          67,363             142,486
                                                                              -------------   -------------       -------------
                                                                                   503,528       2,466,584           4,253,941
                                                                              -------------   -------------       -------------
OTHER INCOME (EXPENSES)
    Gain on sale of permit                                                         200,000               -             200,000
    Interest income                                                                      -         137,206             137,206
    Other                                                                          (15,866)        (15,898)            (14,636)
                                                                              -------------   -------------       -------------
                                                                                   184,134         121,308             322,570
                                                                              -------------   -------------       -------------
NET LOSS                                                                          (319,394)     (2,345,276)         (3,931,371)
                                                                              -------------   -------------       -------------
Preferred Stock deemed distribution                                                      -     (11,400,000)        (11,400,000)
                                                                              -------------   -------------       -------------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                                       $   (319,394)   $(13,745,276)       $(15,331,371)
                                                                              =============   =============       =============
NET LOSS PER COMMON SHARE
    BASIC AND DILUTED                                                         $      (0.02)   $      (0.57)       $      (0.93)
                                                                              =============   =============       =============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                            14,000,000      24,011,625          16,418,916
                                                                              =============   =============       =============



          See accompanying notes to consolidated financial statements

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                    Cumulative
                                                                                   Nine Months Ended              from Inception
                                                                                      September 30,              to September 30,
                                                                                   2000            2001                2001
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                               $   (319,394)   $ (2,345,276)       $ (3,931,371)
     Adjustments to reconcile net (loss) to net cash used by
         operating activities
         Depreciation                                                                  403           2,848               4,432
         Stock option compensation                                                       -         379,905             379,905
         Other                                                                       6,481          41,479             320,610
         Gain on sale of permit                                                   (200,000)              -            (200,000)
         Changes in assets and liabilities
            Decrease in accounts receivable and prepaids                            31,203           9,391              (4,532)
            Increase (decrease) in accounts payable and accruals                   264,900        (349,072)            286,259
                                                                              -------------   -------------       -------------
     Net cash (used) by operating activities                                      (216,407)     (2,260,725)         (3,144,697)
                                                                              -------------   -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for equipment                                                             -         (29,233)            (32,815)
     Cash paid for oil and gas properties                                         (435,561)     (6,982,303)         (8,433,426)
     Proceeds from sale of oil and gas interests                                   200,000               -           1,394,797
                                                                              -------------   -------------       -------------
     Net cash (used) by investing activities                                      (235,561)     (7,011,536)         (7,071,444)
                                                                              -------------   -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                                  -       6,825,000           8,340,000
     Proceeds from sale of preferred stock                                               -      19,000,000          19,000,000
     Cash paid for offering costs                                                        -      (2,144,469)         (2,144,469)
     Proceeds from short-term borrowings                                           365,708               -             569,862
     Repayments of short-term borrowings                                           (51,137)        (81,081)           (341,022)
     Cash received upon recapitalization and merger                                      -         265,029             265,029
     Distribution to Rubicon Oil and Gas, Inc.                                           -      (1,000,000)         (1,000,000)
                                                                              -------------   -------------       -------------
     Net cash  provided by financing activities                                    314,571      22,864,479          24,689,400
                                                                              -------------   -------------       -------------
NET (DECREASE) INCREASE IN CASH                                                   (137,397)     13,592,218          14,473,259

CASH, BEGINNING OF PERIODS                                                         163,490         881,041                   -
                                                                              -------------   -------------       -------------
CASH, END OF PERIODS                                                          $     26,093    $ 14,473,259        $ 14,473,259
                                                                              =============   =============       =============


          See accompanying notes to consolidated financial statements

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Upon completion of the transaction, Pannonian became a wholly-owned subsidiary of the Company. However, since this transaction resulted in the existing shareholders of Pannonian acquiring control of the Company, for financial reporting purposes the business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer.

Operations of Pannonian are the continuing operations of the Company.


NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements as of December 31, 2000 and for the three and nine months ended September 30, 2000 (unaudited) present the historical financial information of Pannonian. The outstanding common shares of Pannonian at December 31, 2000 have been retroactively adjusted to reflect the shares issued upon reorganization. The accompanying financial statements as of September 30, 2001 and for the three month, nine month, and inception to date periods then ended present the historical financial information of Pannonian for the three and nine months then ended consolidated with SJRI from the date of reorganization (February 1, 2001).

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



NOTE 3 - STOCKHOLDERS' EQUITY

(a) During the nine months ended September 30, 2001 the Company issued shares of its common stock as follows:

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

(c) The Company issued in January 2001 an option to Mark Erickson to purchase 1,000,000 shares of the Company's common stock at $1.00 per share. In January 2001, Mr. Erickson was not an officer or director of the Company. During the nine months ended September 30, 2001, the Company granted options to employees, directors and consultants to purchase an aggregate 2,373,750 shares of the Company's common stock at exercise prices of $3.00 to $3.70 per share. The aggregate fair market value of options granted to consultants of $379,905 was charged to operations during the nine months ended September 30, 2001.

(d) Under the terms of the Pannonian Agreement the Company was required, prior to closing of the merger transaction on March 30, 2001, to divest itself of all assets not associated with its "Riverbend" area of interest (the non-Riverbend assets). The book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000, was approximately $1,850,000.

         The Company held, through Pannonian International Ltd. ("PIL"), non-United States oil and gas properties. In accordance with the Agreement, the Company distributed, as a dividend in kind, all of the outstanding shares of PIL to the shareholders of the Company. The book value of the PIL shares as of the date of distribution was approximately $174,000.

(e) In April 2001, the Company paid cash of $200,808 and issued 75,000 shares of its common stock, valued at $247,500 ($3.30 per share), for unproved oil and gas properties from an unrelated entity.

(f) In July 2001, the Company acquired unproved oil and gas properties from an unrelated entity for $700,000 cash and 300,000 shares of the Company's common stock, valued at $846,000 ($2.82 per share).

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 3 - STOCKHOLDERS' EQUITY (continued)

(g) In July 2001, First Ecom.com, Inc. ("FECC") purchased 1,000 shares of the Company's Series A Preferred Stock for $19,000,000. The Preferred Stock is convertible into 9,500,000 shares of the Company's common stock, has no fixed dividend rate, and is entitled to a nominal liquidation preference. The Preferred Stock is entitled to vote along with the common stock and, for so long as at least half of the Preferred Stock remains outstanding, is entitled to 26% of the combined voting power of all the common stock and preferred stock. The Preferred Stock is also entitled to vote as a class on certain matters. At its discretion, the Company may redeem the Preferred Stock at $19,000 per preferred share after August 31, 2006 provided the Company's common stock is trading at $2.00 per share or higher. FECC agreed not to transfer the Preferred Stock or the common stock issuable upon conversion thereof for three years except under certain circumstances and except for 10% of such common stock per year. Costs of the sale, including 1,025,000 shares of common stock valued at $3,280,000 ($3.20 per share), was $4,849,633.

         The Company recognized $11,400,000 in a deemed distribution to the holders of the Series A Preferred Stock upon issuance due to a beneficial conversion feature into the Company's common stock in accordance with Emerging Issues Task Force ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments" and EITF 00-27 "Application of EITF Issue 98-5". The deemed distribution is the difference between the market price on the date of issuance ($3.20) and the conversion rate.

(h) In September 2001, the Company issued an additional 227,500 shares of common stock pursuant to the private placement sale of common stock (See 3(a)).

NOTE 4 - STATEMENT OF CASH FLOWS

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
                                                              ========

         During the nine months ended September 30, 2001 the Company issued shares of common stock for non-cash consideration as follows:

                  o 375,000 shares for oil and gas properties, valued at $1,093,500 ($2.82 to $3.30 per share).

                  o    1,025,000   shares  in  conjunction   with  the  sale  of
                       preferred stock, valued at $3,280,000 ($3.20 per share).

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


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

The following  discussion  of our results of  operations  for the three and nine months  ended  September  30,  2001  should  be read  in  conjunction  with  our
consolidated   financial  statements  (unaudited)  and  related  notes  included therein.

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling test. Discounted net cash flow is
estimated   using  year  end
prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At September 30, 2001, there was an insignificant amount of reserves.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Pannonian, our operating subsidiary and the acquirer of us for accounting purposes, was incorporated on May 21, 1998, which is the date of inception shown on the financial statements. During the three and nine-month periods ended September 30, 2001, we recorded net losses of $744,516 and $2,345,276, respectively, as compared to net losses of $162,692 and $319,394 for the previous year. During the three and nine-month periods ended September 30, 2001, we earned interest income of $111,639 and $137,206 on deposits held from funds received from our equity financings conducted in 2001.

During the three and nine months ended September 30, 2001, we incurred operating expenses of $837,837 and $2,466,584, the greatest component of which was consulting expenses for the three and nine months ended September 30, 2001, of $312,310 and $1,205,628. Included in consulting expenses for the three and nine months ended September 30, 2001 were approximately $140,399 and $454,767 for promotional expenses. General and administrative expenses for the three and nine months ended September 30, 2001 were $827,832 and $2,399,221, respectively, and consisted of salaries of approximately $274,859 and $515,428, legal expenses of approximately $132,029 and $220,743, rent of approximately $9,269 and $36,469, and the fair market value for stock options granted of $43,563 and $379,905. We expect our total operating expenses to remain at these levels for the remainder of the current fiscal year.

In comparison, operating expenses for the three and nine months ended September 30, 2000 were only $145,331 and $503,528, reflecting the fact that Pannonian did not engage in a higher level of activity until its business combination with us.

We recognized $11,400,000 in a deemed distribution to the holders of the Series A Preferred Stock upon issuance due to a beneficial conversion feature into our common stock. The deemed distribution is the difference between the market price on the date of issuance ($3.20) and the conversion rate of $2.00 per share. As a result, our statements of operations for the three month, nine month, and inception to date periods showed amounts for net loss attributable to common shareholders which are $11,400,000 more than the net loss amounts for those periods.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2001, we had working capital of $14,157,437, as compared to a deficiency of $420,370 at December 31, 2000. In July 2001, we received gross proceeds of $19,000,000 from the sale of our preferred stock as described in
Note 3(g) to the financial statements.

During the nine months ended September 30, 2001, the Company sold 2,275,000 shares of common stock and 1,000 shares of preferred stock for net proceeds of $23,680,531. We also received cash of $265,029 through the business combination. We used cash of $2,157,347 for operating activities,

$7,001,894 for oil and gas properties and equipment, $694,101 for repayment of short-term borrowings, and $1,000,000 for distribution to Rubicon Oil & Gas, Inc. The majority of the cash we used for oil and gas properties and equipment was expended in the Rocky Mountain area.

As set forth in Note 3(d) to the financial statements, we distributed certain oil and gas properties, liabilities, cash, and a note receivable to Rubicon Oil & Gas, Inc. which amounted to a net distribution of $1,850,057 and common stock of a subsidiary of $173,511 for a total net distribution of $2,023,568 as contemplated by the Reorganization Agreement. Rubicon and the subsidiary are owned by the former shareholders of Pannonian.

PLAN OF OPERATIONS

In management's view, given the nature of our operations, which consist of the acquisition, exploitation and evaluation of petroleum and natural gas properties, the most meaningful information relates to current liquidity. Our financial success will be dependent upon the extent to which we can discover sufficient economic reserves and successfully develop the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas discovered by us is largely dependent upon other factors beyond our control.

To minimize the risks involved in oil and gas exploitation and development, we have implemented a business plan which calls for obtaining strategic partners, such as Phillips Petroleum, Burlington Resources, and Halliburton Energy Services to jointly explore and develop our properties. By so doing, we are reducing our cash expenditures on these properties.

To date, our capital needs have been met by equity financings. See Notes 3(a) and 3(g) of the notes to the financial statements. Management believes that with the existing cash on hand and expected revenues from operations, we have sufficient cash for the next twelve months to execute our business plan.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         In July 2001, we issued 300,000 shares of common stock and $700,000 to the 3 shareholders of LTM Energy Corporation for unproved oil and gas properties. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and were issued with an appropriate restrictive legend. No underwriters were used in connection with this transaction.

         Also in July 2001, we sold 1,000 shares of Series A preferred stock to First Ecom.com, Inc. for $19,000,000. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and were issued with a restrictive legend. Canaccord International Ltd. and Wet Coast Management Corp. were issued 125,000 and 900,000 shares of common stock, respectively, as finder's fees in connection with this transaction.

         In September 2001, we issued 227,500 shares of common stock to 10 offshore investors who had purchased shares in May 2001 for no additional consideration. The shares were issued pursuant to Regulation S of the Securities Act of 1933, and as such, were issued with an appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                       Regulation
                       S-B Number                                        Exhibit
                           2.1          Agreement and Plan of Reorganization dated January 31,
                                        2001 among San Joaquin Resources Inc., Pannonian
                                        Acquisition Corporation, and Pannonian Energy (1)<F1>
                           3.1          Amended and Restated Articles of Incorporation (2)<F2>
                           3.2          Certificate of Amendment to Articles of Incorporation of San
                                        Joaquin Resources (1)<F1>
                           3.3          Bylaws (3)<F3>
                           3.4          Amendment to Article II, Section 6 of the Bylaws (4)<F4>
                           3.5          Certificate of Designation of the Powers, Preferences and
                                        Relative, Participating, Optional and Other Special Rights of
                                        the Series A Preferred Stock and Qualifications, Limitations
                                        and Restrictions Thereof
                           4.1          1999 Stock Option Plan (5)<F5>
                          10.1          Financing Agreement with Wet Coast Management Corp. (6)<F6>
                          10.2          Consulting Agreement with Wet Coast Management Corp. (6)<F6>
                          10.3          Acquisition Agreement with Phillips Petroleum Company
                                        and Pannonian Energy, Inc. dated December 18, 2000 (6)<F6>
                          10.4          Financing Agreement with Canaccord International Ltd. dated
                                        March 15, 2001 (6)<F6>
                          10.5          Financial Services Agreement with Canaccord International
                                        Ltd. dated March 15, 2001 (6)<F6>
                          10.6          Private Placement Agency Agreement with Canaccord
                                        International Ltd. dated as of March 22, 2001 (7)<F7>
                          10.7          Stock Purchase Agreement between Gasco Energy, Inc. and
                                        First Ecom.com, Inc.
                     -------------------

                     (1)<F1>  Incorporated by reference to the exhibits filed with the Company's Form 8-K dated January 31, 2001.
                     (2)<F2>  Incorporated by reference to the exhibits filed with the Company's Form 8-K dated December 31, 1999.
                     (3)<F3>  Incorporated by reference to the exhibits filed with the Company's Form 10-
                              SB dated July 23, 1999.
                     (4)<F4>  Incorporated by reference to the exhibits filed with the Company's Form 10-
                              QSB for the quarter ended September 30, 2000.
                     (5)<F5>  Incorporated by reference to the exhibits filed with the Company's Form 10-
                              KSB for the fiscal year ended December 31, 1999.




                     (6)<F6>  Incorporated by reference to the exhibits filed with the Company's Form 10-
                              KSB for the fiscal year ended December 31, 2000.
                     (7)<F7>  Incorporated by reference to the exhibits filed with the Company's Form 10-
                              QSB for the quarter ended June 30, 2001.

               (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                     Form 8-K dated July 11, 2001            Reporting under Item 5 the closing of
                     filed July 11, 2001                     the acquisition of LTM Energy
                                                             Corporation

                     Form 8-K dated July 13, 2001 filed      Reporting under Items 1 and 5 the
                     July 13, 2001                           closing of the stock purchase by First
                                                             Ecom.com, Inc.

                     Form 8-K dated July 26, 2001 filed      Reporting under Item 9 information
                     July 26, 2001                           contained in certain documents

                     Form 8-K dated July 27, 2001 filed      Reporting under Item 9 information
                     July 27, 2001                           contained in certain documents

                     Form 8-K/A (Amendment No. 1)            Reporting under Item 9 information
                     dated July 26, 2001 filed July 27,      contained in certain documents
                     2001

                     Form 8-K dated September 4, 2001        Reporting under Item 9 the
                     filed September 4, 2001                 information contained in the press
                                                             release dated September 4, 2001

                     Form 8-K dated September 18, 2001       Reporting under Item 9 the
                     filed September 18, 2001                information contained in certain
                                                             documents and the press release dated
                                                             September 18, 2001

                     Form 8-K dated September 21, 2001       Reporting under Item 9 the
                     filed September 21, 2001                information contained in the press
                                                             release dated September 21, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GASCO ENERGY, INC.




Date:  November 14, 2001                By:   /s/ W. KING GRANT
                                           ------------------------------------
                                           W. King Grant
                                           Chief Financial Officer