Form 10-K405
period 2001-12-31
GASCO ENERGY INC
filed 2002-03-29
CIK 1086319

-----------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-26321

                               GASCO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

    NEVADA                                                     98-0204105
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       14 Inverness Drive East, Building H, Suite 236, Englewood, CO 80112
  (Address of principal executive offices)                          (ZipCode)

       Registrant's telephone number, including area code: (303) 483-0044

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the registrant as of March 15, 2002 was approximately $ 40,185,376.

Number of shares outstanding of Common Stock, $0.0001 par value, as of March 15, 2002: 31,928,800 shares

                      Documents incorporated by reference:

The information called for by Part III of Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business of Gasco

Gasco Energy, Inc. ("Gasco" or "the Company") is engaged in locating and developing hydrocarbon prospects, primarily located in the Rocky Mountain region. The Company's mission is to create shareholder value by applying new technologies to generate and develop high-potential exploitation prospects.

History

Gasco (formerly known as San Joaquin Resources Inc. ("SJRI")) was incorporated on April 21, 1997 under the laws of the State of Nevada, as "LEK International, Inc." The Company operated as a "shell" company until December 31, 1999, when a change in control occurred in conjunction with closing under an Agreement and Plan of Reorganization with San Joaquin Oil & Gas Ltd., a Nevada corporation ("Oil & Gas"). Prior to closing under this Agreement and Plan of Reorganization, the Company had a total of 3,700,000 shares of common stock issued and outstanding. The Company issued 8,069,000 new shares of common stock in exchange for all of the issued and outstanding common stock of Oil & Gas. As a result of that transaction, Oil & Gas became a wholly-owned subsidiary of Gasco.

On February 1, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby it issued 14,000,000 shares of its common stock and warrants to the former stockholders of Pannonian Energy, Inc. ("Pannonian"), a private corporation incorporated under the laws of the State of Delaware, in connection with the merger of Pannonian with a subsidiary of the Company (the "Pannonian Merger"). Pannonian was an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and was also considered a development stage oil and gas company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Under the terms of the merger agreement between the Company and Pannonian, Pannonian was required, prior to closing of the merger on March 30, 2001, to divest itself of all assets not associated with its "Riverbend" area of interest (the "non-Riverbend assets"). The "spin-offs" were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The non-Riverbend assets located outside of the United States were held by Pannonian International Ltd. ("PIL"), the shares of which were distributed to the Pannonian stockholders. The net book value of PIL as of the date of distribution was approximately $174,000.

Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital stock on completion of the Pannonian Merger.

Upon completion of the transaction, Pannonian became a wholly owned subsidiary of the Company. However, since this transaction resulted in the existing shareholders of Pannonian acquiring control of the Company, for financial reporting purposes the business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer. All information presented for periods prior to March 30, 2001 represents the historical information of Pannonian.

Acquisition, Exploration and Development Expenses

During the fiscal year ended December 31, 2001, Gasco paid cash of $7,395,867 in identifying and acquiring petroleum and natural gas leases and prospect rights, compared with $566,204 expended in 2000. At December 31, 2001, the Company owned direct interests in 173,228 gross acres covered by petroleum and natural gas leases. See "Item 2 - Description of Properties".

Principal Products or Services and Markets

Gasco conducts exploration activities to locate natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company's natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, Gasco competes with a number of other companies operating in its areas of interest, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that Gasco's competitive position in the petroleum and natural gas industry will be significant.

Management anticipates a tight market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in Gasco's areas of exploration may have a significant adverse impact on the timing and profitability of Gasco's operations. In addition, as discussed under Risk Factors, Gasco will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available timely or at all.

The prices of the Company's products are controlled by domestic and world markets. However, competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Gasco, and ventures in which it participates, are relatively small compared to other petroleum and natural gas exploration companies and may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of product, in the event Gasco, or a venture in which it participates, is successful in its exploration efforts.

Governmental Regulations and Environmental Laws

Gasco and any venture in which it participates, is required to obtain local government and other permits for drilling oil or gas wells.

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

It is not anticipated that the Company will be required in the near future to expend material amounts because of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate future cost of compliance.

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

Number of Total Employees and Number of Full-Time Employees

As of March 15, 2002, Gasco has nine full-time employees.

The Company's officers and directors are involved with other companies, some of which now have, or may in the future have, a business plan involving the oil and gas business. As a result, potential conflicts of interest may arise. If an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to Gasco or another company with which he is affiliated, that officer or director is under legal duty to disclose the opportunity to all such companies simultaneously, and that officer or director may not participate in the decision of any such company to pursue or attempt to pursue any such opportunity.

Risk Factors

Due to the nature of the Company's business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to Gasco's operations:

         Accumulated Losses

During the year ended December 31, 2001, Gasco incurred a loss of $4,129,459, and has an accumulated deficit of $17,115,554 since inception, including the Series A Convertible Redeemable Preferred Stock deemed distribution of $11,400,000 as further described in Note 5 of the accompanying financial statements.

To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. There can be no assurances that Gasco will be able to successfully develop any prospects that it acquires or that it will achieve profitability from its operations.

         Absence of a Mature Public Market

The Company's common stock has only been trading in the public markets since January 2001, and such trading has been sporadic and erratic. A holder of Gasco's common stock may not be able to liquidate his or her investment in the event of an emergency and shares of Gasco's common stock may not be accepted as collateral for loans.

The Company has applied for listing on the American Stock Exchange ("AMEX"). Listing on the AMEX is discretionary with the Exchange, however, and there is no assurance that Gasco will be accepted for AMEX listing, or that such a listing will result in an active trading market.

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

As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which Gasco, or any venture, in which the Company participates, may obtain an interest. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond the control of Gasco. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Gasco not receiving an adequate return on invested capital. There is no assurance that crude oil or natural gas in commercial quantities will be discovered by Gasco, or any venture in which Gasco participates.

         Financing Risks

Gasco has relied on the sale of its equity capital to fund working capital and the acquisition of its prospects and related leases. Gasco will be required to raise additional capital in 2002. There is no assurance that additional funding will be available to fund the acquisition, exploration or development of any additional properties. There can be no assurance that Gasco will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Any future financing will likely result in substantial dilution to Gasco's stockholders. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of Gasco's property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties.

In this regard, the Company entered into an agreement with Phillips Petroleum ("Phillips") to conduct drilling operations on Gasco's Riverbend project. Phillips will fund its share of drilling and completion costs to the total depth, and the Company must fund its own drilling and completion costs in order to maximize its interests in the Riverbend wells being drilled by Phillips. Additionally, the Company owns a majority interest in the shallower formations including the Wasatch formation. The Riverbend project alone will call for significant new funding that may not be available within a reasonable time or on terms acceptable to Gasco. The Company is considering several options for its 2002 drilling program.

         Uninsurable Risks

Although management believes the operator of any properties in which Gasco may acquire interests, will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, Gasco may suffer losses from uninsurable hazards or from hazards which the operator or Gasco has chosen not to insure against because of high premium costs or other reasons. Gasco intends to engage in participating in the drilling of both exploratory and development wells. Exploratory wells have much greater dry hole risk than do wells that are drilled offsetting established production. Gasco may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which the Company cannot insure or against which the Company may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material, adverse effect on Gasco's financial position.

         No Assurance of Titles

It is Gasco's practice, in acquiring petroleum and natural gas leases, or undivided interests in petroleum and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, Gasco will rely upon the judgment of petroleum and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This practice is widely followed in the petroleum and natural gas industry.

Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed petroleum and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. It frequently happens, as a result of such examinations, that certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

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

In addition to royalties paid to freehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales. Payment of these taxes is in the normal course of operations in the petroleum and natural gas industry and should not have a material impact on Gasco's financial condition.

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

         Competition

The petroleum and natural gas industry is intensely competitive and Gasco competes with other companies, which have greater resources. Many of such companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects to define, evaluate, bid for and purchase a greater number of properties and prospects than Gasco's financial or human resources permit. Gasco's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is also competition between the petroleum and natural gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. There is no assurance that Gasco will be able to effectively compete against such companies.

Risks Associated with Management of Growth

Because of its small size, Gasco's growth will be seen as rapid as the Company seeks to acquire a critical mass of assets and capacities through mergers or acquisitions. These growth steps are aimed at improving the value of Gasco and to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on Gasco's financial, technical, operational and management resources. As Gasco expands its activities and increases the number of projects it is evaluating or in which it participates, there will be additional demands on Gasco's financial, technical and management resources. The failure to continue to upgrade Gasco's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on Gasco's business, financial condition and results of operations.

         Dependence upon Key Personnel

The success of Gasco's operations and activities is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its key managers could have a material adverse effect on Gasco. Gasco has not obtained "key man" insurance for any of its management.

Mr. Erickson is the President and CEO of Gasco. The loss of his services may adversely affect the business and prospects of Gasco.

         Adequate Labor

In the event Gasco needs to employ additional personnel, the Company will need to recruit qualified personnel to staff our operations. Gasco believes that such personnel currently are available at reasonable salaries and wages in the geographic areas in which Gasco operates. There can be no assurance, however, that such personnel will be available in the future. In addition, we cannot predict whether the labor staffing at any of Gasco's projects will be unionized, which may result in potentially higher operating costs.

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

Two of the Company's directors are also directors of Brek Energy, which currently owns 100% of Gasco's outstanding Series A Convertible Redeemable Preferred Stock ("Preferred Stock"), which is entitled to 26% of the voting power of the Company's stock as long as 50% of the Preferred Stock remains outstanding. Subject to the approval of Brek's shareholders, Brek has announced its intention to acquire an additional 7,000,000 shares of the Company's Common Stock from certain of its shareholders in exchange for 19,250,000 shares of Brek common stock and to convert 50% of its Preferred Stock into 4,750,000 shares of the Company's Common Stock, which would result in Brek having approximately 53% voting control of Gasco with a 45% equity interest. The Brek directors on the Company's Board have fiduciary duties to manage Brek, including its investments in subsidiaries such as Gasco, in a manner beneficial to Brek and its shareholders. In some circumstances these duties may conflict with their duties as directors of Gasco.

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

Penny Stock Regulation

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stock". Generally, "penny stocks" are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If Gasco's shares are traded for less than $5 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) Gasco's net tangible assets exceed $5,000,000 during Gasco's first three years of continuous operations or $2,000,000 after Gasco's first three years of continuous operations; (2) Gasco has had average revenue of at least $6,000,000 for the last three years; or (3) Gasco becomes listed on a national securities exchange or becomes quoted on the NASDAQ system.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as Gasco's Common Stock remains subject to the penny stock rules, the holders of the Common Stock may find it difficult to sell their shares.

         Enforcement of Legal Process

Three of the directors of Gasco reside outside the United States. A substantial portion of the assets of such persons is located outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against Gasco's directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed in this report under the caption "Risk Factors", above. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2 - DESCRIPTION OF PROPERTY

Petroleum and Natural Gas Properties

Gasco's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploration for and development of petroleum and natural gas. All of Gasco's properties are located in the continental United States.

         Riverbend Project

The Riverbend project is comprised of approximately 117,000 gross acres in the Uinta Basin of northeastern Utah, some of which is leased by Gasco, some of which is subject to farmout and other agreements under which Gasco may earn leasehold interests, and some of which is held by third parties. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Mancos formations.

In December 2000, Gasco entered into an agreement with Phillips that defined a 60,000-acre Area of Mutual Interest ("AMI") within the Riverbend project, not all of which is currently leased by either Gasco or Phillips. Under the terms of this agreement, Phillips paid $1,000,000 to Gasco upon execution of the agreement, and later expended $8,000,000 in connection with the drilling and completion of three producing wells. As a result of Phillips' drilling, Gasco earned additional acreage under certain farmout agreements during 2001. The agreement further afforded Phillips the right to acquire an 80% interest in all of Gasco's leases and farmout agreements within the AMI by assigning to Gasco leasehold interests in two leases within the AMI that Gasco heretofore had no ownership.

There has been some uncertainty as to whether Phillips timely exercised its right to acquire the 80% interest in all of Gasco's leases and contracts within the AMI. Gasco has indicated its willingness, subject to the satisfaction of certain conditions, to accept the assignment of the two leases that has since been tendered by Phillips and to proceed with the assignment of the concerned interests to Phillips. Phillips has indicated that it will begin drilling a new earning well in the AMI on April 17, 2002. Gasco is currently considering whether or not to participate in this well.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton has the option to earn up to a 50% participation interest proportionate to their investment by funding the completions of Wasatch wells. The Company, at its option, may elect to limit Halliburton's funding, and the resulting participation interest to 25%. The Company and Halliburton will also share technical information through the formation of a joint technical team. Gasco began drilling the first well during February 2002. The Company anticipates drilling three gross (1.5 net) wells in this area during 2002 and has set its capital budget at $3,000,000. After the wells drilled under this agreement have reached a payout status, as defined in the agreement, Halliburton will retain an interest equal to 5% of Gasco's total interest prior to payout. The Company is considering several options for its 2002 drilling program. One of these options is to create a drilling joint venture to spread the risk and the drilling expenses among the investors in the joint venture.

         Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of March 15, 2002, the Company leases approximately 67,000 acres in this area. The exploration agreement governing the AMI requires Burlington to drill two wells and to shoot 180 miles of high-resolution 2-D seismic. During 2001, three shallow wells were drilled in this area for the purpose of holding acreage and earning expiring leasehold. Two of the wells tested only the Fort Union and Upper Lance formations and the third well tested all zones. All of these wells have been cased and are in various stages of completion. They did not evaluate the deeper, high-potential Middle and Lower Lance formations that are prolific producers in the nearby Jonah Field and Pinedale Anticline area. Gasco and Burlington are targeting these deeper formations with their ongoing seismic and exploration activities.

In 2001, Burlington drilled two wells and shot 80 miles of seismic. As of March 15, 2002, one of the wells drilled is in the completion stage and the other is waiting on completion. During 2002, Burlington plans to complete the second well, complete the seismic program and drill additional wells. The Company also anticipates participating in the drilling of one gross well in this area and has set its 2002 capital budget in this area at $750,000.

During February 2002, the Company purchased a 50% interest in 21,613 acres for approximately $1,411,000 and a 20% interest in 4,098 acres for approximately $107,000 in Sublette County, Wyoming. The Company also purchased additional leasehold interests in Sublette County, Wyoming covering approximately 16,606 acres for a total purchase price of $1,500,000 on February 19, 2002. In connection with this transaction, the Company received an exclusive option to purchase an additional 72,583 acres in this area. Monthly payments of $300,000 are required during 2002 in order to maintain this option. The Company may elect to exercise its option to complete the transaction at any time.

On February 26, 2002, Gasco began drilling a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. This was the first well drilled within a newly created AMI with Cabot Oil and Gas, consisting of nine sections (5,760 gross acres, 1,440 net acres). The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The Company still has an option to drill additional wells within the AMI if the new interpretation of the well's data in integration with the seismic data warrants such testing. The net dry hole cost of the well is estimated at $500,000.

         Southern California Project

The Company currently leases approximately 3,900 net acres in the Kern and San Luis Obispo Counties of southern California. The Company has no drilling or development plans for this acreage during 2002, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these three oil prospects. The Company may consider selling these positions in the future.

Productive Gas Wells

The following summarizes the Company's productive and shut-in gas wells as of December 31, 2001. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                                        Productive Gas Wells
                                                   Gross                     Net

       Producing gas wells                         4                         1.5
       Shut-in gas wells                           4                         3.2
                                                   -                         ---
                                                   8                         4.7
                                                   =                         ===

Gasco does not operate any of these wells.

Oil and Gas Acreage

The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2001. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth. Gross Net

     Utah                                           116,997               81,034
     Wyoming                                         52,363               45,232
     California                                       3,868                3,866
                                               ------------         ------------

         Total acres                                173,228              130,132
                                               ============         ============

Subsequent to December 31, 2001, the Company acquired approximately 42,317 gross (28,233 net) undeveloped acres in Sublette County, Wyoming. On March 7, 2002, the Company completed a strategic exchange of acreage within the Uinta Basin in northeastern Utah, whereby it received 3,359 gross acres (2,474 net) in exchange for 320 gross acres (160 net) and the contractual right to earn Wasatch rights on approximately 2,463 net Uinta Basin acres.

The Company has a right to purchase an additional 72,583 acres in the Greater Green River Basin by paying monthly option fees of $300,000 during 2002. The Company can also earn a 37.5% interest in an additional 21,760 acres in Sublette County, Wyoming if it participates in the drilling of one well prior to November 2002. The Company also has the right to earn a 20% interest in 21,951 gross acres within the Uinta Basin by participating in the drilling of four wells prior to February 2004.

Drilling Activity

The following table sets for the Company's drilling activity during the year ended December 31, 2001. The Company had no drilling activity during the years ended December 31, 2000 and 1999.

                                                   Gross                     Net
       Exploratory Wells:
         Productive                                  4                       1.6
         Dry                                         2                       2.0
                                               ---------                 -------

           Total wells                               6                       3.6
                                               =========                 =======

Office Space

The Company leases approximately 2,400 square feet of office space in Englewood, Colorado for approximately $34,500 per year under a lease that terminates on August 30, 2004. The Company's management believes that this space will be adequate for its operations during the next year.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was initially admitted for trading on the OTC Bulletin Board on August 25, 2000 under the trading symbol "SJQR" and trading did not commence until January 2001. On March 30, 2001, SJRI changed its name to Gasco and began trading under the symbol "GASE". As of March 15, 2002, the Company had 84 registered shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco's common stock and management does not anticipate that dividends will be paid in the near future.

The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Company's common stock as reported by NASDAQ.com.

                                                         High              Low

                First Quarter 2001                   $   4.00         $    0.03
                Second Quarter 2001                      3.95              2.20
                Third Quarter 2001                       3.20              1.10
                Fourth Quarter 2001                      2.80              1.30

Equity Transactions

The Company's equity transactions during 2001 are described as follows:

In January 2001, the Company issued an option to Mark Erickson, who was the President of Pannonian at the time, to purchase 1,000,000 shares of the Company's common stock at $1.00 per share. The option was issued in connection with the Company's acquisition of Pannonian. The option is fully vested and expires on February 2, 2011. The $269,000 fair market value of the option determined using the Black Scholes Pricing model, was charged to operations during the year ended December 31, 2001.

During January and May 2001, the Company issued 2,275,000 shares of common stock for cash at $3.00 per share, pursuant to private placements for gross proceeds of $6,825,000. The costs of these offerings were $574,835, $191,250 of which was paid to Canaccord International Ltd. and $150,000 of which was paid to DMD Investments as broker commissions. In September 2001, the Company issued an additional 227,500 shares of common stock for no additional consideration to the holders of the original shares in accordance with the terms of the offering. The offering was conducted in accordance with the provisions of Regulation S under the Securities Act of 1933, and all purchasers of these shares were residents of foreign countries.

In March 2001, the Company issued 14,000,000 shares of common stock to the shareholders of Pannonian pursuant to the Pannonian Agreement. In connection with the Pannonian Merger, the shareholders of SJRI returned for cancellation 2,438,930 shares of common stock for no consideration. See Item 1. Business; History.

In April 2001, the Company paid cash of $200,808 and issued 75,000 shares of its common stock, valued at $247,500 ($3.30 per share), for unproved oil and gas properties from an unrelated entity.

In July 2001, the Company acquired unproved oil and gas properties from an unrelated entity for $700,000 cash and 300,000 shares of the Company's common stock, valued at $846,000 ($2.82 per share).

In July 2001, Brek Energy Corporation (formerly known as First Ecom.com, Inc.) ("Brek") purchased 1,000 shares of the Company's Preferred Stock for $19,000,000. Brek agreed not to transfer the Preferred Stock or the common stock issuable upon conversion thereof for three years (the "lock up period") except under certain circumstances and except for 10% of such common stock per year. During the lock up period, Brek has given the Company the right of first refusal on all of the Company securities it holds. Certain principal stockholders of the Company also gave Brek a similar right of first refusal for a five-year period. Costs of the sale, including 1,025,000 shares of common stock valued at $3,280,000 ($3.20 per share), were $4,849,633. The total costs of the sale included $1,500,000 and the issuance of 125,000 shares of common stock valued at $400,000 paid to Canaccord International Ltd. and the issuance of 900,000 shares of common stock valued at $2,880,000 paid to Wet Coast Management Corp. as brokerage commissions.

During December 2001, the Company repurchased 73,700 shares of its own stock on the open market at prices ranging from $1.12 to $2.46 per share.

During the year ended December 31, 2001, the Company granted options to employees, directors and consultants to purchase an aggregate 6,519,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $3.15 per share. The options vest at varying schedules within three years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants of $423,594 was charged to operations during the year ended December 31, 2001.

During the first quarter of 2002, the Company issued an additional 250,000 options to purchase shares of common stock to employees and directors of the Company, at exercise prices ranging from $1.68 to $1.75 per share. The options vest quarterly over a two-year period and expire within ten years from the grant date.

Unless otherwise noted, each of the above sales of securities by the Company were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof, inasmuch as each such sale was conducted as a private placement to sophisticated buyers.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data, derived from the consolidated financial statements, regarding Gasco's financial position and results of operations as the dates indicated. All information for periods prior to March 30, 2001 represents the historical information of Pannonian because Pannonian was considered the acquiring entity for accounting purposes.

                                                                      As of and for the Year Ended December 31,
                                                                      -----------------------------------------
                                                               2001              2000              1999             1998
                                                               ----              ----              ----             ----
Summary of Operations
     Revenue                                                     $ 36,850                 -                 -                -
     General & administrative expense                           4,331,825          $951,734          $738,153           $6,000
     Net loss                                                 (4,129,459)         (843,261)         (736,834)          (6,000)
     Net loss per share                                            (0.63)            (0.06)             (.06)                -




                                                                      As of and for the Year Ended December 31,
                                                                      -----------------------------------------
                                                               2001              2000              1999             1998
                                                               ----              ----              ----             ----
Balance Sheet
     Working capital (deficit)                                $11,860,584       $ (420,370)         $(65,798)         $(6,000)
     Cash and cash equivalents                                 12,296,585           881,041           163,490                -
     Oil and gas properties                                     9,152,740         1,991,290         2,484,919                -
     Total assets                                              21,658,525         3,007,259         2,688,826                -
     Stockholders' equity (deficit)                            21,065,425         1,578,905         2,422,166          (6,000)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the period ended December 31, 2001 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

Business Combination

On February 1, 2001, the Company entered into the Pannonian Agreement whereby it issued 14,000,000 shares of its common stock in connection with the Pannonian Merger. Pannonian was an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States. Pannonian is an exploration stage oil and gas company.

Under the terms of the Pannonian Agreement, Pannonian was required, prior to closing of the merger transaction on March 30, 2001, to divest itself of all assets not associated with its "Riverbend" area of interest (the "non-Riverbend assets"). The "spin-offs" were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The net book value of PIL (which owned the non-Riverbend assets located outside the United States) as of the date of distribution was approximately $174,000.

Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital stock on completion of the transaction contemplated by the Pannonian Agreement.

Upon completion of the transaction, Pannonian became a wholly owned subsidiary of the Company. However, since this transaction resulted in the existing shareholders of Pannonian acquiring control of the Company, for financial reporting purposes the business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer. All information presented for periods prior to March 30, 2001 represents the historical information of Pannonian.

Overview

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center ("full cost pool"). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Gasco's wells began producing in late October of 2001; therefore, the Company does not have sufficient production information by which reserves can be estimated. Because of this, and because the costs associated with the Company's oil and gas properties relate to projects which have not yet been associated with proved reserves, the Company has not recorded depletion expense during the year ended December 31, 2001.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value, if lower of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Under the full cost method of accounting the Company is not currently required to perform a ceiling test, as described above, because the Company's oil and gas property costs relate to unevaluated or unproved properties which are not associated with proved reserves.

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1. For a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Results of Operations

All information for periods prior to March 30, 2001 represents the historical information of Pannonian because Pannonian was considered the acquiring entity for accounting purposes.

2001 Compared to 2000

During 2001, the Company owned interests in two wells that began producing in late October. The oil and gas revenue and lease operating expense during 2001 relate to these wells and is comprised of approximately 17,545 mcf of gas at an average price of $2.10 per mcf. The Company had no producing wells during 2000 and 1999. Interest income during 2001 represents the interest earned on the Company's cash balance, which increased from $881,041 in 2000 to $12,296,585 primarily due to the sale of preferred and common stock during 2001. General and administrative expense increased from $951,734 in 2000 to $4,331,825 in 2001, primarily due to the increase in staff and professional fees associated with the commencement of its own operations. The interest expense during 2001 and 2000 represents the amounts incurred on the Company's outstanding notes payable which were paid off during 2001. Other income during 2000 consisted primarily of a $200,000 gain on the sale of a drilling permit offset by miscellaneous expenses. Other income during 2001 is comprised of numerous miscellaneous items, none of which is individually significant.

2000 Compared to 1999

General and administrative expenses increased from $738,153 in 1999 to $951,734 in 2000 primarily due to increased consulting expenses during 2000. Interest expense during 2000 and 1999 was comprised of the interest on the Company's notes payable balances. The increase was due to a higher average notes payable balance during 2000 as compared to 1999. Other income during 2000 consisted primarily of a $200,000 gain on the sale of a drilling permit offset by miscellaneous expenses. Other income during 1999 was comprised of numerous miscellaneous items, none of which were individually significant.

Financial Condition and Plan of Operations

At December 31, 2001, the Company had cash and cash equivalents of $12,296,585 compared to $881,041 at December 31, 2000. The increase in cash and cash equivalents is primarily attributable to the proceeds of $25,825,000 from the sale of preferred and common stock partially offset by the cash used in operating activities during the year ended December 31, 2001, and payments related to acquisitions of oil and gas properties during the year. As of March 15, 2002, the Company's balance in cash and cash equivalents had decreased to approximately $8,400,000, primarily because of the Company's acquisition of acreage in Wyoming for approximately $2,900,000, the payment of a $300,000 option payment for the right to purchase additional acreage in the Greater Green River Basin of Wyoming and ongoing expenditures for general and administrative expenses.

Working capital increased from a deficit of $420,370 at December 31, 2000 to $11,860,584 at December 31, 2001, primarily due to the proceeds from the sale of preferred and common stock discussed above.

In management's view, given the nature of the Company's operations, which consist of the acquisition, exploration and evaluation of petroleum and natural gas properties and participation in drilling activities on these properties, the most meaningful information relates to current liquidity and solvency. The Company's financial success will be dependent upon the extent to which Gasco can discover sufficient economic reserves and successfully develop and produce from the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas that is discovered is largely dependent upon other factors beyond the Company's control.

To date, the Company's capital needs have been met primarily through equity financings.

During the next twelve months, the operational plans for Gasco entail conducting the following:

a.       Drill and complete three gross wells in the Riverbend Project.

b.       Drill one gross well in the Greater Green River Basin Project.

c. Continue paying leasehold rentals and other expenses to preserve the Company's acreage positions.

d. Continue paying monthly option fee of $300,000 to preserve the Company's right to acquire approximately 72,583 acres in the Greater Green River Basin as discussed above.

In order to earn interests in additional acreage and depths in Riverbend, the Company will need to expend significant additional capital to drill and complete wells. The Company is considering several options for implementing its 2002 drilling program. It will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2002. There is no assurance that financing will be available to the Company on favorable terms or at all. Any financing by Gasco will likely result in substantial dilution the Company's stockholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk relates to changes in the pricing applicable to the sales of gas production in the Uinta Basin of northeastern Utah and the Greater Green River Basin of west central Wyoming. This risk will become more significant to the Company as more wells are drilled and begin producing in these areas. Although the Company is not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, it may consider using them in the future.

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports                                              24-26

Consolidated Balance Sheets at December 31, 2001 and 2000                     27

Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                                          28

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2001, 2000 and 1999                                    29

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999                                          30

Notes to Consolidated Financial Statements                                 31-43

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Gasco Energy, Inc. and subsidiaries (the "Company"), a development stage company, (formerly known as San Joaquin Resources, Inc.) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from May 21, 1998 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of December 31, 2000 and for the year then ended and for the period May 21, 1998 (date of incorporation) through December 31, 2000 and the financial statements for the year ended December 31, 1999 and for the period May 21, 1998 (date of incorporation) through December 31, 1999 were audited by other auditors whose reports, dated September 20, 2001 and December 4, 2000, expressed unqualified opinions on those statements, and both reports included an explanatory paragraph describing conditions which raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period May 21, 1998 (date of incorporation) through December 31, 2000 reflect total revenues and net loss of $200,000 and $1,586,095, respectively, of the related totals. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from May 21, 1998 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche, LLP


Denver, Colorado
March 15, 2002

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders GASCO ENERGY, INC.

We have audited the accompanying balance sheet of Gasco Energy, Inc. (formerly known as Pannonian Energy Inc.) and subsidiaries (a development stage company) as of December 31, 2000, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and cumulative amounts from inception to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1998 and 1999 were audited by other auditors whose report dated December 4, 2000 included an explanatory paragraph describing conditions which raise substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gasco Energy, Inc. and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended and cumulative amounts from inception to December 31, 2000 in conformity with accounting principals generally accepted in the United States of America.


                                            Wheeler Wasoff, P.C.

Denver, Colorado
September 20, 2001

Report of Independent Accountants

To the Board of Directors and Shareholders of Gasco Energy, Inc. (formerly Pannonian Energy, Inc.)

In our opinion, the accompanying statements of operations, changes in stockholders equity and cash flows from inception on May 21, 1998 through December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Gasco Energy, Inc, (formerly Pannonian Energy, Inc.) from inception on May 21, 1998 through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance wit auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements from inception on May 21, 1998 through December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the December 31, 1999 financial statements (not presented separately herein) the Company has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the December 31, 1999 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
December 4, 2000

Removed: dual dating in signature line (,except as to last two paragraphs in note 8 as to which the date is January 31, 2001)

                                                        GASCO ENERGY, INC.
                                                   (A Development Stage Company)
                                                    CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                        2001                 2000
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $ 12,296,585          $   881,041
     Accounts receivable and prepaid expenses                            157,099               13,923
     Due from joint interest partners                                          -              113,020
                                                                       ---------              -------
        Total Current Assets                                          12,453,684            1,007,984

OIL AND GAS PROPERTIES, at cost, accounted for using
      the full cost method of accounting                               9,152,740            1,991,290

PROPERTY AND EQUIPMENT, net                                               52,101                7,985
                                                                         -------                -----
                                                                    $ 21,658,525         $  3,007,259
                                                                   =============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $  593,100          $   221,972
     Accrued bonus payable                                                     -              423,000
     Notes payable-related                                                     -              544,280
     Notes payable-other                                                       -              239,102
                                                                         -------              -------
        Total Current Liabilities                                        593,100            1,428,354
                                                                        --------            ---------

COMMITMENTS (see Note 9)

STOCKHOLDERS' EQUITY
   Series A Convertible Redeemable preferred stock-
   $.001 par value; 5,000,000 shares authorized; 1,000
   shares issued and outstanding in 2001, none in 2000                         1                    -

   Common stock-$.0001 par value; 100,000,000 shares
    authorized; 27,252,500 shares issued and 27,178,800
    shares outstanding in 2001; 13,800,595 shares issued
    and outstanding in 2000                                                2,725                1,380
   Additional paid in capital                                         38,569,923            3,163,620
   Deferred compensation                                               (261,375)
   Deficit accumulated during the development stage                 (17,115,554)          (1,586,095)
   Less cost of treasury stock of 73,700 common shares in 2001         (130,295)                    -
                                                                       ---------        -------------
                                                                      21,065,425            1,578,905
                                                                      ----------          -----------

                                                                    $ 21,658,525         $  3,007,259
                                                                   =============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                       GASCO ENERGY, INC.
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                               Cumulative
                                                                      For the Year Ended                     from Inception
                                                                         December 31,                       to December 31,
                                                               2001             2000          1999                2001

REVENUES
     Oil and gas                                            $  36,850              -             -              $    36,850
     Gain on sale of permit                                         -      $ 200,000             -                  200,000
     Interest                                                 193,352                                               193,352
                                                             ---------    ------------      ---------           ----------
                                                              230,202        200,000        $    -                  430,202
                                                            ---------     -----------       ----------           ----------

OPERATING EXPENSES

     General and administrative                              4,331,825        951,734       738,153                6,027,175
     Lease operating                                            12,679              -             -                   12,679
     Interest                                                   67,363         61,776        13,347                  142,486
                                                              ---------       ---------   -------------           ----------

                                                             4,411,867      1,013,510       751,500                6,182,340
                                                             ---------      ---------       ----------             ----------

OTHER INCOME (EXPENSES)                                         52,206       (29,751)        14,666                   36,584
                                                             ---------      ---------       --------               ----------

NET LOSS                                                    (4,129,459)      (843,261)     (736,834)              (5,715,554)
                                                            -----------     -----------    ---------              -----------

Series A Convertible Redeemable
   Preferred Stock deemed distribution                     (11,400,000)                                          (11,400,000)
                                                          -------------      ----------    ----------            ------------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                   $ (15,529,459)     $(843,261)    $(736,834)           $ (17,115,554)
                                                           ==============    ==========    ==========           =============

NET LOSS PER COMMON SHARE
    BASIC AND DILUTED                                         $   (0.63)       $ (0.06)      $ (0.06)             $     (1.01)
                                                               ==========      ========       ========            ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                          24,835,144     13,800,595    11,923,093               16,998,353
                                                             ===========    ===========    ===========              ==========











         The accompanying notes are an integral part of the consolidated financial statements.


                                                                                          GASCO ENERGY, INC.
                                                                                     (A Development Stage Company)
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Convertible Redeemable
                           Preferred Stock    Common Stock      Additional     Deferred   Accumulated  Treasury       Total
                          Shares    Amount  Shares   Amount  Paid in Capital Compensation   Deficit      Stock
Balance, at Inception
 (May 21, 1998)
 Net loss                                                                                  $  (6,000)                $  (6,000)
                           -------   ------ ------- -------     ------------   ---------   ---------     -------     ----------
Balance, December 31, 1998                                                                    (6,000)                   (6,000)
 Issuance of common shares                13,800,595  $1,380    $ 3,163,620                                          3,163,620
 Net loss                                                                                   (736,834)                 (736,834)
                           -------   -----  ---------  -----    ------------   ---------   ----------    -------     -----------
Balance, December 31, 1999                 13,800,595  1,380      3,163,620                 (742,834)                 (742,834)
 Net loss                                                                                   (843,261)                 (843,261)
                           -------   ----   ---------  -----    ------------   ----------  ----------    -------     ----------
Balance, December 31, 2000                 13,800,595  1,380      3,163,620               (1,586,095)                 1,578,905
 Distribution of assets                                          (2,023,568)                                        (2,023,568)
 Issuance of common shares
 in connection with
 reverse acquisition of San
 Joaquin Resources, Inc.                   9,549,405     955        571,389                                             572,344
 Issuance of 1,000 convertible
 redeemable preferred shares 1,000 $  1                           17,430,366                                         17,430,367
 Issuance of common shares                 3,902,500     390       7,343,147                                          7,343,537
 Options issued for services                                         686,148  $ (686,148)
 Amortization of deferred
 compensation expense                                                            423,594                                423,594
 Deemed distribution                                              11,400,000               (11,400,000)
 Repurchase of common stock                                                                               (130,295)    (130,295)
 Net loss                                                                                   (4,129,459)               (4,129,459)
                         -------    ----- -----------  -----     ------------  -----------  -----------   ----------  -----------
Balance, December 31, 2001 1,000     1    27,252,500  $2,725     $ 38,571,102 $ (262,554) $ (17,115,554)  $(130,295) $ 21,065,425
                          ======    ===== ===========  =====     ============ ============ ============ ============  ============


         The accompanying notes are an integral part of the consolidated financial statements.


                                                       GASCO ENERGY, INC.
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   Cumulative
                                                                               For the Years Ended               from Inception
                                                                                  December 31,                  to December 31,
                                                                        2001           2000          1999             2001

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $ (4,129,459)   $ (843,261)   $ (736,834)     $  (5,715,554)
     Adjustments to reconcile net loss to net cash used by
         operating activities
         Depreciation and abandonment expense                               5,760        16,347           537             22,644
         Stock option compensation                                        423,594                      50,000            473,594
         Non-cash charges for legal and interest expense                                213,831                          213,831
         Gain on sale of permit                                                        (200,000)                       (200,000)
         Changes in assets and liabilities provided (used)
           cash net of noncash activity
            Accounts receivable and prepaids                              11,323         23,449        (37,372)         (157,099)
            Accounts payable and accruals                                (51,872)       609,249         20,082            593,100
                                                                         --------      --------         -------           -------
     Net cash used by operating activities                             (3,740,654)     (180,385)       (703,587)       (4,769,484)
                                                                        ----------     ---------        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for equipment                                              (49,876)             -       (3,582)           (53,458)
     Cash paid for oil and gas properties                              (7,395,867)     (566,204)     (884,919)        (8,702,132)
     Cash received upon recapitalization and merger                       265,029             -             -             265,029
     Proceeds from sale of oil and gas interests                                      1,394,797                         1,394,797
                                                                        ---------     ---------      -----------       ----------
     Net cash provided by (used in) investing activities               (7,180,714)      828,593      (888,501)        (7,095,764)
                                                                        ---------     ---------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                 6,826,218                    1,515,000          8,341,218
     Proceeds from sale of preferred stock                             19,000,000                                      19,000,000
     Repurchase of common shares                                         (130,295)                                      (130,295)
     Cash paid for offering costs                                      (2,144,468)                                    (2,144,468)
     Proceeds from short-term borrowings                                   500,000       252,871       316,991          1,069,862
     Repayments of short-term borrowings                                 (714,543)      (183,528)      (76,413)          (974,484)
     Distribution to Rubicon Oil and Gas, Inc.                         (1,000,000)                                     (1,000,000)
                                                                       -----------     ----------     ----------      ------------
     Net cash provided by financing activities                         22,336,912        69,343       1,755,578         24,161,833
                                                                       ----------      ---------      ----------      ------------
NET INCREASE IN CASH                                                   11,415,544       717,551         163,490         12,296,585
881,041
CASH, BEGINNING OF PERIODS                                                881,041       163,490
                                                                        ---------      --------      -----------      ------------
CASH, END OF PERIODS                                                 $ 12,296,585      $881,041      $163,490      $  12,296,585
                                                                     =============    ==========     ==========      =============







               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                GASCO ENERGY INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") (formerly known as San Joaquin Resources Inc. ("SJRI")) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

On February 1, 2001, SJRI, a Nevada corporation, and Pannonian Energy, Inc. ("Pannonian"), a Delaware corporation, entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby a subsidiary of SJRI merged into Pannonian and SJRI issued 14,000,000 shares of its common stock to the former shareholders of Pannonian in exchange for all of the outstanding shares and warrants of Pannonian. Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital in connection with the transaction, and as a result the existing shareholders of Pannonian acquired control of the combined company. For financial reporting purposes this business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer.

The reverse acquisition was valued at $572,344 and was allocated as follows:

    Oil and gas properties                      $          265,836
    Receivables, prepaid and other, net                     41,479
    Cash                                                   265,029
                                                ------------------
     Net assets acquired                        $          572,344
                                                ==================

The Company is considered a development stage company, as were both Pannonian and SJRI, as defined by Statement of Accounting Standards No. 7.

Under the terms of the Pannonian Agreement, Pannonian was required, prior to closing of the merger on March 30, 2001, to divest itself of all assets not associated with its "Riverbend" area of interest (the non-Riverbend assets). The "spin-offs" were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The non-Riverbend assets located outside the United States were held by Pannonian International Ltd. ("PIL"), the shares of which were distributed to the Pannonian stockholders. The book value of PIL as of the date of distribution was approximately $174,000.

The following (unaudited) pro forma information presents the financial information of the Company as if the consolidation of Gasco and Pannonian had taken place on January 1 of each year presented. The pro forma results are not indicative of future results.



                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                         2001                                    2000
                                          -----------------------------------      ----------------------------------
                                          As Reported         Pro Forma            As Reported         Pro Forma

  Revenue                                   $  36,850        $ 36,850                $    -            $    -

  Net loss                                 (4,129,459)     (4,172,061)             (843,261)       (1,047,888)

  Net loss per share basic
   and diluted                              $  (0.63)  $       (0.63)             $  (0.06)          $ (0.09)
                                            =========  ==============             =========          ========

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian and San Joaquin Oil and Gas, Ltd. as of December 31, 2001. The consolidated financial statements as of and for the year ended December 31, 2000 include Pannonian and its wholly owned subsidiary PIL. The statements for the year ended December 31, 1999 include only Pannonian. All significant intercompany transactions have been eliminated upon consolidation.

All share and per share amounts included in these financial statements have been restated to show the retroactive effect of the conversion of Pannonian shares into SJRI/Gasco shares.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Property, Plant and Equipment

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center ("full cost pool"). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Gasco's wells began producing in late October of 2001; therefore, the Company does not have sufficient production information by which reserves can be estimated. Because of this, and because the costs associated with the Company's oil and gas properties relate to projects which have not yet been associated with proved reserves, the Company has not recorded depletion expense during the year ended December 31, 2001.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value, if lower of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Under the full cost method of accounting the Company is not currently required to perform a ceiling test, as described above, because the Company's oil and gas property costs relate to unevaluated or unproved properties which are not associated with proved reserves.

Impairment of Long-lived Assets

The Company's unproved properties are evaluated periodically for the possibility of potential impairment. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.

Revenue Recognition

Oil and gas revenue is recognized as income when the oil or gas is produced and sold.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 3 have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive.

Use of Estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 2001, 2000 and 1999. Therefore, total comprehensive income
(loss) is the same as net income (loss) for these periods.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company provides pro forma information regarding net income (loss) as if compensation expense for the options granted had been determined in accordance with the fair value method of SFAS 123.

Concentration of Credit Risk

     The Company's cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with a major financial institution.

Recent Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations" was issued by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has evaluated the provisions of this statement and has determined it will have no impact on its financial position or results of operations.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 142 on January 1, 2002 and has determined it will have no impact on its financial position or results of operations.

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for fiscal years beginning June 15, 2002. The Company has not yet determined the impact of adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally is to be applied prospectively. The Company has evaluated the provisions of these statements and has determined it will have no impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - OIL AND GAS PROPERTY

At December 31, the Company's unproved properties consist of leasehold costs in the following areas:

                                                     2001                 2000
                                                     ----                 ----

        Utah                                    $3,843,270            $ 473,546
        Wyoming                                  5,034,930                   --
        California                                 274,540                   --
        Non-riverbend assets                                          1,405,242
        Foreign concessions                                             112,502
                                            ----------------     -----  -------
                                                        --
                                                $9,152,740           $1,991,290
                                                ==========           ==========

NOTE 4 - PROPERTY DISPOSITIONS

On March 30, 2001, the Company divested itself of all assets not associated with its "Riverbend" area of interest (the non-Riverbend assets), as required by the Pannonian Agreement described in Note 1. The divestiture is summarized below.

        Oil and gas properties               $       1,405,242
        Cash                                         1,000,000
        Liabilities transferred                      (555,185)
                                                     ---------
                                                   $ 1,850,057

The oil and gas properties, cash and liabilities were transferred to a newly formed entity Rubicon Oil and Gas, Inc. ("Rubicon"). The Pannonian shareholders were allocated shares in Rubicon on a one for one basis with their Pannonian shares.

The Company held, through PIL, non-United States oil and gas properties. In accordance with the Agreement, the Company distributed, as a dividend in kind, all of the outstanding shares of PIL to the shareholders of the Company on a one to one basis with their Pannonian shares. The book value of the PIL shares as of the date of distribution was approximately $174,000.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company's capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Series A Convertible Redeemable Preferred Stock - Gasco has 1,000 shares of Series A Convertible Redeemable Preferred Stock ("Preferred Stock") issued and outstanding. The Preferred Stock is convertible into 9,500,000 shares of Gasco Common Stock, has no fixed dividend rate and is entitled to a $1.00 per share liquidation preference. The Preferred Stock is entitled to vote along with the Gasco common stock and, for so long as at least half of the Preferred Stock remains outstanding, is entitled to 26% of the combined voting power of all the common stock and preferred stock. The Preferred Stock is also entitled to vote as a class on certain matters. The Company may at its option redeem the outstanding portion of the Preferred Stock for $19,000 per share on or after August 31, 2006 if the last sale price for the Company's common stock was at least $2.00 per share (adjusted for any splits) for the previous 20 day period.

In July 2001, Brek Energy Corporation (formerly known as First Ecom.com, Inc.) ("Brek") purchased 1,000 shares of the Company's Preferred Stock for $19,000,000. Brek agreed not to transfer the Preferred Stock or the common stock issuable upon conversion thereof for three years (the "lock up period") except under certain circumstances and except for 10% of such common stock per year. During the lock up period, Brek has given the Company the right of first refusal on all of the Company securities it holds. Certain principal stockholders of the Company also gave Brek a similar right of first refusal for a five-year period. Costs of the sale, including 1,025,000 shares of common stock valued at $3,280,000 ($3.20 per share), were $4,849,633. The total costs of the sale included $1,500,000 and the issuance of 125,000 shares of common stock valued at $400,000 paid to Canaccord International Ltd. and the issuance of 900,000 shares of common stock valued at $2,880,000 paid to Wet Coast Management Corp. as brokerage commissions.

The Company recognized $11,400,000 as a deemed distribution to the holders of the Preferred Stock upon issuance due to a beneficial conversion feature into the Company's common stock in accordance with Emerging Issues Task Force ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments" and EITF 00-27 "Application of EITF Issue 98-5". The deemed distribution is the difference between the market price on the date of issuance ($3.20) and the conversion rate.

Common Stock - Gasco has 27,252,000 shares of Common Stock issued and 27,178,300 shares outstanding as of December 31, 2001. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, as long as 50% of the Preferred Stock is outstanding, the Preferred Stock holders are entitled to vote as a class equal to 26%, therefore, the common shareholders are effectively entitled to 0.74 votes per share. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2001 are described as follows:

In connection with the Pannonian/SJRI merger, SJRI issued an option to a Pannonian officer, to purchase 1,000,000 shares of the Company's common stock at $1.00 per share. The $269,000 fair market value of the option determined using the Black Scholes Pricing model, was charged to operations of the combined company during the year ended December 31, 2001.

During January and May 2001, the Company issued 2,275,000 shares of common stock for cash at $3.00 per share, pursuant to private placements for gross proceeds of $6,825,000. The costs of these offerings were $574,835, $191,250 of which was paid to Canaccord International Ltd. and $150,000 of which was paid to DMD Investments as broker commissions. In September 2001, the Company issued an additional 227,500 shares of common stock for no additional consideration to the holders of the original shares in accordance with the terms of the offering. The offering was conducted in accordance with the provisions of Regulation S under the Securities Act of 1933, and all purchasers were residents of foreign countries.

In April 2001, the Company paid cash of $200,808 and issued 75,000 shares of its common stock, valued at $247,500 ($3.30 per share), for unproved oil and gas properties from an unrelated entity.

In July 2001, the Company acquired unproved oil and gas properties from an entity for $700,000 cash and 300,000 shares of the Company's common stock, valued at $846,000 ($2.82 per share). See related party discussion in Note 8 for further discussion.

During December 2001, the Company repurchased 73,700 shares of its own stock on the open market at prices ranging from $1.12 to $2.46 per share.

Stock Option Plan - During the year ended December 31, 2001, the Company granted options to employees, directors and consultants to purchase an aggregate 6,519,000 shares of the Company's common stock at exercise prices ranging from $1.89 to $3.15 per share. The options vest at varying schedules within three years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants, including the Pannonian officer issuance above, of $423,594 was charged to operations during the year ended December 31, 2001.

During the first quarter of 2002, the Company issued an additional 250,000 options to purchase shares of common stock to employees and directors of the Company, at exercise prices ranging from $1.68 to $1.75 per share. The options vest quarterly over a two-year period and expire within ten years from the grant date.

A summary of the options granted to purchase common stock and the changes therein during the year ended December 31, 2001 is presented below. There were no options issued during the years ended December 31, 2000 or 1999.


                                                                                           Weighted Average
                                                                                            Exercise Price
                                                                 Number of Options

    Outstanding as of December 31, 2000                                         -                   $ --
    Granted                                                             6,519,000                   2.25
    Cancelled                                                           (126,250)                   3.03
                                                                        --------                    ----
    Outstanding as of December 31, 2001                                 6,392,750                  $2.23
                                                                        =========                  =====

    Exercisable as of December 31, 2001                                 5,137,250                  $2.01
                                                                        =========                  =====

    Weighted average fair value of options granted                                                 $1.37
                                                                                                   =====

    Weighted average remaining contractual life of options outstanding                        8.91 years
                                                                                              ==========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2001 would have been increased to the pro forma amounts indicated below:

             Net loss:                   As reported                $(4,129,459)
                                         Pro forma                   (9,811,728)

             Net loss per share:         As reported                     $(0.63)
                                         Pro forma                        (0.85)

The fair value of the common stock options granted during 2001, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

             Expected dividend yield                                       --
             Expected price volatility                                    89%
             Risk-free interest rate                              3.8% - 4.9%
             Expected life of options                                 5 years

NOTE 6 - STATEMENT OF CASH FLOWS

The following transactions represent the non-cash investing activities of the Company during the year ended December 31, 2001.

         The Company issued 375,000 shares of common stock for oil and gas properties, valued at $1,093,500 ($2.82 to $3.30 per share).

         The Company issued 1,025,000 shares of common stock in conjunction with the sale of preferred stock, valued at $3,280,000 ($3.20 per share).

The following transactions represent the non-cash financing activities of the Company during the year ended December 31, 2000.

         Certain individuals paid legal fees on behalf of the Company for which they were issued promissory notes in the aggregate amount of $198,193.

         The Company entered into notes for the acquisition of oil and gas properties in the aggregate amount of $781,917. The Company assumed an 18.75% interest in the notes, which was $143,609. The notes and the related properties were spun off as part of the Pannonian Agreement as described in Notes 1 and 4.

Cash paid for interest was $67,363, $11,072 and $23,292 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable - related at December 31, 2000 consists four notes totaling $529,280 payable to directors or officers of the Company and one note payable of $15,000 to an entity owned by a director of the Company with similar terms bearing interest at rates ranging from 5% to 10%.

Notes payable - other at December 31, 2000 consists of two notes totaling $239,102 payable to unrelated entities bearing interest at 6% and 12%.

All of these notes were settled during 2001.

NOTE 8 - INCOME TAXES

The Company has generated net operating losses of $4,200,000, $1,300,000 and $740,000. The Company did not recognize income tax expense during the years ended December 31, 2001, 2000, or 1999 because of the Company's operating losses. The net operating losses may be offset against taxable income through 2021.

During the years ended December 31, 2001 and 2000, the tax benefits of the net operating losses of approximately $1,600,000 and $192,000 were offset by valuation allowances of the same amounts. The increase in valuation allowance reduces the net tax rate to zero. The Company has fully reserved the tax benefits of these net operating losses because the likelihood of realizing these tax benefits cannot be determined at this time.

The temporary differences between the timing of reporting certain items for financial and tax reporting purposes, consist primarily of exploration costs related to oil and gas properties.

NOTE 9 - RELATED PARTY TRANSACTIONS

One of the Company's directors earned a combined total of $9,000 in consulting fees from Rubicon and PIL during 2001.

A director of the Company earned consulting fees of $52,000 and $50,000 from the Company during the years ended December 31, 2001 and 2000, respectively. During 2001, the Company paid $240,000 in consulting fees to a company owned by a director of Gasco. The fees paid to the director's company are committed through January 31, 2006.

An officer of the Company earned a $28,000 fee and 12,500 shares of Gasco's common stock for consulting services provided in connection with a property acquisition described in Note 4. This same officer was paid $22,879 in consulting fees prior to his appointment. As part of this officer's offer of employment, the Company has committed to purchase the consulting business of the officer for 250,000 shares of common stock. The transaction is expected to be completed within the next year.

An officer of the Company was an employee of and owns a less than 1% interest in an entity from which Gasco purchased acreage in Utah and Wyoming during 2001 and 2002.

During 2000, the Company incurred debt to related parties in the aggregate amount of $366,657 for cash loans, expenses paid on behalf of the Company and conversion of interest to debt. Repayments made during 2000 aggregated $63,000.

The Board of Directors approved the payment of bonuses and directors fees to the officers and directors of the Company in the aggregate amount of $455,000, of which $32,000 was paid as of December 31, 2000. The remaining balance was paid during 2001.

During 2000, the Company paid consulting and professional fees to officers, directors and related parties of $96,000.

Certain of the Company's directors and officers have working and/or overriding royalty interests in oil and gas properties in which the Company has an interest. It is expected that the directors and officers may participate with the Company in future projects. All participation by directors and officers will continue to be approved by the disinterested members of the Company's Board of Directors.

The Company's management believes that the above transactions and services were provided in the normal course of business with terms that could be obtained from non-related sources.

NOTE 10 - COMMITMENTS

The Company leases office facilities in Denver, Colorado for approximately $34,500 per year under a lease that expires on August 30, 2004. Remaining commitments under this lease mature as follows:

            Year Ending December 31,                              Annual Rentals

                   2002                                             $34,775
                   2003                                              35,960
                   2004                                              24,500
                                                                     ------
                                                                    $95,235

Rent expense for the years ending December 31, 2001, 2000 and 1999 was $46,476, $52,573 and $45,216, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Company has entered into employment agreements with certain key officers through January 31, 2006. Total compensation for the officers covered is $560,000 per annum. The agreements contain clauses regarding termination and demotion of the officer that would require payment of an amount ranging from one times compensation to up to approximately ten times the defined compensation. Included in the employment agreements is a bonus calculation for each of the covered officers totaling 2.125% of a defined cash flow figure based on net after tax earnings adjusted for certain expenses. The agreements also contain anti-dilution provisions that contain the requirements to grant options to the officers and one director for them to remain at their current ownership percentages.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of the participating employee's compensation to the Plan. The contributions made by the Company totaled $6,270 during the year ended December 31, 2001.

NOTE 12 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2001 and 2000.

             2001                                                 For the Quarter Ended
                                         March 31,           June 30,          September 30,         December 31,
                                         ---------           --------          -------------         ------------

Gross revenue                              $   --              $   --               $    --              $36,850  a
Net revenue from oil
  and gas operations                           --                  --                    --               24,171  a
Net loss                                 (653,369)              (875,624)             (744,516)      (1,855,950)  b
Net loss per share
  basic and diluted                        (0.03)                 (0.04)                (0.45)  c            (0.07)

a - The increase in gross revenue and net revenue from oil and gas operations during the fourth quarter is due to the revenue and lease operating expenses from two wells that were drilled during the third and fourth quarters.

b - The increase in the net loss during the fourth quarter of 2001 is primarily due to increased general and administrative expenses resulting from the increased level of operating activity associated with the commencement of the Company's own operations.

c - The increase in the net loss per share during the third quarter of 2001 is due to the recognition of $11,400,000 in a deemed distribution to the holders of the Preferred Stock as further described in Note 3.

             2000                                                  For the Quarter Ended
                                          March 31,           June 30,          September 30,        December 31,
                                          ---------           --------          -------------        ------------

Gross revenue                               $   --              $   --                $    --             $   --
Net revenue from oil
  and gas operations                            --                  --                     --                 --
Net income (loss)                         (58,459)            (98,423)              (162,692)          (523,687)
Net loss per share
  basic and diluted                             --              (0.01)                 (0.01)             (0.04)

NOTE 13 - SUBSEQUENT EVENTS

The Company acquired a 50% interest in 21,613 acres in Sublette County Wyoming for approximately $1,411,000 on February 13, 2002.

On February 19, 2002, the Company acquired leasehold interests covering approximately 16,606 acres in the Greater Green River Basin located in west-central Wyoming for $1,500,000. In connection with this transaction, the Company received an exclusive option to purchase an additional 72,583 acres in this area by making monthly payments of $300,000 during 2002 in order to maintain this option. The Company may elect to exercise its option to complete the transaction at any time.

In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002. The letter of credit is collateralized with cash and it terminates in August 2002.

On March 7, 2002, the Company completed a strategic exchange of certain of its properties in the Uinta Basin located in northeastern Utah. The Company received approximately 2,474 net acres located in its Uinta Basin Riverbend Project in exchange for 160 net acres and the contractual right to earn Wasatch rights on approximately 2,463 net Uinta Basin acres. The acreage that the Company receives contains four well bores, two of which are producing, and three of which have recompletion opportunities.

During March 2002, Brek entered into agreements with individual shareholders of Gasco to acquire 7,000,000 shares of Gasco's common stock in exchange for 19,250,000 shares of Brek. Additionally, Brek has exercised its right to convert 50% of its Preferred Stock into 4,750,000 common shares, which will result in Brek having approximately 53% voting control of Gasco with a 45% equity interest. The share exchange is subject to the approval of Brek shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:


Exhibit
Number                                           Exhibit

2.1 Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Pannonian Acquisition Corporation, and Pannonian Energy (1)
3.1     Amended and Restated Articles of Incorporation (2)
3.2 Certificate of Amendment to Articles of Incorporation of San Joaquin Resources (1)
3.3     Bylaws (3)
3.4     Amendment to Article II, Section 6 of the Bylaws (4)
10.1    1999 Stock Option Plan (5)
10.2    Financing Agreement with Wet Coast Management Corp. (6)
10.3    Consulting Agreement with Wet Coast Management Corp. (6)
10.4 Acquisition Agreement with Phillips Petroleum Company and Pannonian Energy, Inc. dated December 18, 2000 (6)
10.5    Financing Agreement with Canaccord International Ltd.
        dated March 15,2001(6)
10.6    Financial Services Agreement with Canaccord International Ltd.
        dated March 15, 2001 (6)
10.7 Private Placement Agency Agreement with Canaccord International Ltd. dated as of March 22, 2001 (7)
10.8    Form of Stock Option Agreement under the 1999
        Stock Option Plan 10.9 Stock Option Agreement dated
        January 2, 2001 between Gasco and Mark A.
        Erickson
10.10 Form of Stock Option Agreement dated February 8, 2001 between Gasco and each of Mark A. Erickson, Marc Bruner, J. Timothy Bowes,
        Carl Stadelhofer and Howard O. Sharpe
10.11   W. King Grant Employment Contract dated June 22, 2001
10.12   Michael Decker Employment Contract dated June 29, 2001
10.13   Mark A. Erickson Employment Contract dated July 11, 2001
10.14   Consulting Agreement dated July 11, 2001, between Gasco and Marc Bruner
10.15 Muddy Creek Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company
10.16 CD Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company
10.17 Gamma Ray Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company
10.18 Sublette County WY AMI Agreement dated August 22, 2001 between Gasco, Alpine Gas Company and Burlington Oil and Gas Company
10.19 Lead Contractor Agreement dated January 24, 2002, between Gasco and Halliburton Energy Services, Inc.


                     (1)   Incorporated by reference to the exhibits filed with
                           the Company's Form 8-K dated January 31, 2001.
                     (2)   Incorporated by reference to the exhibits filed with
                           the Company's Form 8-K dated December 31, 1999.
                     (3)   Incorporated  by reference to the exhibits filed with
                           the Company's Form 10-SB dated July 23, 1999.
                     (4)   Incorporated by reference to the exhibits filed with
                           the Company's Form 10-QSB for the quarter ended
                           September 30, 2000.
                     (5) Incorporated by reference to the exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999.
(6) Incorporated by reference to the exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 2000.
(7) Incorporated by reference to the exhibits filed with the Company's Form 10-QSB for the quarter ended June 30, 2001.

       (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter during the period covered by this report:

Form 8-K dated October 3, 2001 filed                 Slide Presentation dated October 4, 2001
 October 3, 2001                                              Executive Summary dated October 4, 2001
                                                              (Items 7 and 9)

Form 8-K dated October 10, 2001 filed                Press Release dated October 4, 2001
 October 10, 2001                                    (Items 7 and 9)

Form 8-K dated October 11, 2001 filed                Press Release dated October 11, 2001
 October 11, 2001                                    (Items 7 and 9)

Form 8-K/A dated October 22, 2001 Amendment to Form 8-K dated filed October 22,
 2001 January 31, 2001 (Item 7)

Form 8-K dated October 26, 2001 filed                Press Release dated October 26, 2001
 October 26, 2001                                    (Items 7 and 9)

Form 8-K dated October 26, 2001 filed                Slide Presentation dated October 17, 2001
 October 26, 2001                                    (Items 7 and 9)

Form 8-K dated November 2, 2001                      Change in Certifying Accountant
 filed November 2, 2001                              (Items 4 and 7)

Form 8-K dated December 3, 2001 filed                Press Release dated December 3, 2001
 December 3, 2001                                    (Items 7 and 9)

Form 8-K dated December 13, 2001 filed               Press Release dated December 13, 2001
 December 13, 2001                                   (Items 7 and 9)

Form 8-K/A dated December 18, 2001          Change in Certifying Accountant
 filed December 18, 2001                             (Items 4 and 7)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                                         Dated: March 15, 2002



By /s/ Mark Erickson
   -------------------------
..  Mark Erickson, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                         DATE



/s/ Mark Erickson               Director and President            March 15, 2002
-------------------------      Chief Executive Officer
Mark Erickson


/s/ Marc Bruner                         Director                  March 15, 2002
------------------------
Marc Bruner


/s/ Gregory Pek                        Director                   March 15, 2002
------------------------
Gregory Pek


/s/ Carl Stadelhofer                   Director                   March 15, 2002
------------------------
Carl Stadelhofer


/s/ Carmen Lotito                      Director                   March 15, 2002
-----------------------
Carmen Lotito


/s/ Michael Decker       Director and Executive Vice President    March 15, 2002
---------------------          Chief Operating Officer
Michael Decker


/s/ W. King Grant         Director and Executive Vice President   March 15, 2002
---------------------  Principal Financial and Accounting Officer
W. King Grant