Form 10-K/A
period 2001-12-31
GASCO ENERGY INC
filed 2002-04-30
CIK 1086319

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

         Amended April 30, 2002 to Add Part III,Items 10, 11, 12 and 13

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the registrant as of March 15, 2002 was approximately $ 40,185,376.

Number of shares outstanding of Common Stock, $0.0001 par value, as of March 15, 2002: 31,928,800 shares

                      Documents incorporated by reference:
                                      None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                 Age as
                                                                                                   of
 Name                                Principal Occupation and Directorships                     3/30/02
 Marc Bruner.....................Director of Gasco since 2001; Chairman of the Board of            52
                                 Directors and Strategic Consultant for the Company
 Mark A. Erickson................Director of Gasco since 2001; Chief Executive Officer and         42
                                 President
 Michael K. Decker...............Director of Gasco since 2001; Executive Vice President and        47
                                 Chief Operating Officer
 W. King Grant...................Director of Gasco since 2001; Chief Financial Officer             38
 Gregory Pek.....................Director of Gasco since 2001; President and Chief Executive       46
                                 Officer of Brek Energy Corporation
 Carmen Lotito...................Director of Gasco since 2001; Vice President, Chief Financial     58
                                 Officer and Director of Coriko Corporation; Member of Equistar
                                 Capital LLC
 Carl Stadelhofer................Director of Gasco since 2001; Partner of the law firm of          48
                                 Rinderknecht Klein & Stadelhofer
 Howard O. Sharpe................Vice President and Secretary                                      58

Our Board of Directors has seven members who are elected annually. The following sets forth certain biographical information concerning each of the Company's directors and executive officers.

Marc Bruner - Mr. Bruner has served as the Chairman of the Board of Directors of Gasco and as a member of Gasco's Executive Committee since February 2001. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum, a Toronto Stock Exchange and American Stock Exchage listed natural gas company. Ultra's business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a Director until late 1997.

Mark A. Erickson - Mr. Erickson has served as a Director, Chief Executive Officer and President of Gasco since February 2001. Mr. Erickson served as President of Pannonian Energy Inc. from mid-1999 until our merger with Pannonian Energy in February 2001. In late 1997, Mr. Erickson co-founded Pennaco Energy, Inc., an AMEX listed oil and gas company with properties in the Powder River basin of Wyoming. He served as an officer and Director of Pennaco from its inception until mid-1999. Mr. Erickson served as President of RIS Resources
(USA), a natural gas company from late 1997 to the end of 1998. Mr. Erickson is a Registered Petroleum Engineer with 18 years of experience in business development, finance, strategic planning, marketing, project management and petroleum engineering. He holds a MS in Mineral Economics from the Colorado School of Mines.

Michael K. Decker - Mr. Decker has served as Director, Executive Vice President and Chief Operating Officer of Gasco since July 2001. From August 1999 until July 2001, Mr. Decker founded and served as the President of Black Diamond Energy, LLC. From 1990 to August 1999 Mr. Decker served as the Vice President of Exploitation of Prima Energy Corporation, a Nasdaq traded oil and gas company. Prima was recognized by the Denver Business Journal as the "top performing Colorado based company of the 1990's," with a market return of 1857%. From 1988 to 1990, Mr. Decker was employed by Bonneville Fuels Corporation as a Senior Geologist. From 1977 to 1988, Mr. Decker was employed by Tenneco Exploration and Production Company as a Senior Project Geological Engineer. Mr. Decker has twenty-four years of oil and gas prospecting, development, operations and mergers and acquisitions experience. He holds a BS degree in Geological
Engineering from the Colorado School of Mines and is the Chairman of the Potential Gas Committee, an independent natural gas resource assessment organization.

W. King Grant - Mr. Grant has served as Director and Chief Financial Officer of Gasco since July 2001. From November 1999, to May 2001, Mr. Grant served as Executive Vice President and Chief Financial Officer for KEH.com, a catalog/internet retailer of new and used camera equipment. From February 1997 to March 1999, Mr. Grant was a Senior Vice President in the Natural Resources Group of ING Baring, LLC where he was responsible for providing financing and advisory services to mid-cap and smaller energy companies. For the previous eleven years, Mr. Grant held several positions at Chase Manhattan Bank and its affiliates, most recently as a Vice President in the Oil & Gas group. Mr. Grant holds a BSE in Chemical Engineering from Princeton University and an MBA from the Wharton School at the University of Pennsylvania.

Gregory Pek - Mr. Pek has served as a Director of Gasco and as a member of Gasco's Executive Committee since July 2001. Mr. Pek was nominated as a director by Brek Energy Corporation pursuant to the terms of Stock Purchase Agreement Between Gasco Energy, Inc. and First Ecom. com, Inc. Mr. Pek co-founded Brek Energy Corporation and has served on Brek Energy's Board of Directors since March 1999. He was appointed Chairman of the Board of Brek Energy in June 2000, relinquishing the role of CEO and President, which positions he held since March 1999. He resumed the position of President and CEO in October 2000, and resigned as Chairman in November 2000. From March 1994 to February 1999, Mr. Pek was an Executive Director of David Resources Company Limited and Kong Tai International Holdings Company Limited, and from 1998 to February 1999 he was a director of Singapore Hong Kong Properties Investment Limited. Prior to taking residence in Hong Kong, Mr. Pek was a director and officer of a number of public companies in Canada. Mr. Pek has broad business experience in manufacturing, marketing, finance, regulatory issues (in the United States, Canada and Hong Kong) and acquisitions.

Carmen (Tony) Lotito - Mr. Lotito has served as a Director of Gasco and as the Chairman of Gasco's Audit and Compensation Committee since April 2001. Mr. Lotito has served as Vice President, Chief Financial Officer and a Director of Coriko Corporation, a private business development company since November 2000. Mr. Lotito has been a member of Equistar Capital LLC, an investment banking firm since December 1999. From March 2000 to the present, Mr. Lotito serves as a Director for Impact Web Development. Prior to joining Coriko from Utah Clay Technology, Inc., Mr. Lotito was self employed as a financial consultant. In 1988, Mr. Lotito joined ConAgra, Inc., in San Antonio, Texas as a brand manager, where he developed product lines, which grossed $50 million over a period of two years. In 1966, Mr. Lotito joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's Los Angeles and San Diego, California offices. Mr. Lotito holds a BS degree in Accounting from the University of Southern California.

Carl Stadelhofer - Mr. Stadelhofer has served as a Director since February 2001 and a member of the Audit Committee and the Compensation Committee of Gasco since April 2001. Mr. Stadelhofer is a partner with the law firm of Rinderknecht Klein & Stadelhofer in Zurich, Switzerland, where he has practiced law for over twenty years. He was admitted to the practice of law in Switzerland in 1982. He took his law degree in 1979 in Switzerland, and studied law in the United States at Harvard Law School and at Georgetown University Law School. His practice specializes in banking and financing, mergers and acquisitions, investment funds, and international securities transactions.

Howard O. Sharpe - Mr. Sharpe has served as Vice President and Secretary of Gasco since February 2001. From January 1993 to February 2001, served as Executive Vice President of Alpine Gas Company in Denver, Colorado, where he gained hands-on experience in the development of tight natural gas sands, basin-centered natural gas exploration and production in Wyoming. Mr. Sharpe has significant management experience in oil and gas development in the United States. Mr. Sharpe served as a fighter pilot in the U.S. Air Force, retiring as a full Colonel, where he developed extensive logistic and organizational skills. Mr. Sharpe holds a MBA from Central Michigan University.

Committees

The Board of Directors of Gasco has formed an Executive Committee and an Audit and Compensation Committee. The Executive Committee currently consists of Messrs. Bruner, Erickson and Pek. The Audit and Compensation Committee currently consists of Messrs. Lotito and Stadelhofer. The report of the Audit and Compensation Committee with regard to compensation matters is set forth under
Item 11.

Section 16 (A) Beneficial Ownership Reporting Requirements

Section 16 (a) of the Securities Exchange Act of 1934 requires the officers, directors and persons who own more than ten percent of the Company's stock, to file reports of ownership and changes in ownership with the Securities Exchange Commission ("SEC"). Officers, directors and greater than ten percent owners are required by SEC regulations to furnish the Company with copies of all Section 16
(a) forms they file.

Based solely on its review of the copies of such forms received by it, the Company believes that each of its officers, directors and greater than ten percent owners complied with all Section 16 (a) filing requirements applicable to them during the year ended December 31, 2001.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets for the compensation paid to our President and Chief Executive Officer and each of our next highly compensated officers for services rendered during the years ended December 31, 2001 and 2000. The compensation for our other officers are not included as their salary and bonus for the fiscal year 2001 did not exceed $100,000.


                                                                                 Long Term
                                                  Annual Compensation          Compensation

                                                                                Securities
                                                                                Underlying
                                                                                 Options/           All Other
Name & Principal Position           Year       Salary           Bonus            SARs (#)        Compensation (1)
-------------------------           ----       ------           -----            ---------       ------------

Mark A. Erickson (2)                2001        $220,000                          2,160,000        $1,080
President                           2000                       $125,000 (2)
Chief Executive Officer

W. King Grant                       2001        $155,780                             437,000        $2,220
Executive Vice President
Chief Financial Officer

----------------------

(1) Amount represents the employer contribution to the 401(k) plan of the individual.

(2) Includes amounts paid to the individual by Pannonian Energy Corporation prior to the merger of Pannonian into a subsidiary of Gasco.

The following table sets forth information with respect to all stock options granted during the year ended December 31, 2001 to the named Executive Officers.

                      Option/SAR Grants in Last Fiscal Year
                                                                                         Potential Realized Value
                                                                                        at Assumed Annual Rates of
                                                                                         Stock Price Appreciation
                                                                                          for Option Term (1)        Grant Date
                                                                                             ------------               Value
                                              Individual Grants                                                        ------
                           Number of         % of Total
                           Securities       Options/SARs     Exercise
                           Underlying        Granted to      or Base                                                    Grant Date
                          Options/SARs      Employees in       Price      Expiration         5%             10%           Present
Name                        Granted         Fiscal Year      ($/Share)       Date       Share Price    Share Price       Value (2)
----                        --------        -----------      ---------       ----       -----------    -----------       ------
Mark A. Erickson               1,000,000         28            1.00         1/2/11           $630,000      $1,590,000     $ 269,094
                                 910,000         25            2.00        12/31/11         1,146,000       2,902,900
                                 250,000         7             3.00         8/8/11-           533,750       1,395,000
                                                                          2/8/13 (3)

W. King Grant                    200,000         6             3.00      6/22/06-6/22/07(4)   175,500        390,000
                                 137,000         4             2.00        12/31/11           172,620        437,030
                                 100,000         3             3.15      9/22/07-6/22/08(5)   107,500        257,500


(1) Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the Common Stock appreciates in value at 5% and 10% annualized rates from the date of grant to the expiration date of the option. No gain to an executive officer is possible without an appreciation in Common Stock value, which will benefit all holders of Common Stock. The actual value an executive officer may receive depends on market prices for the Common Stock, and there can be no assurance that the amounts reflected will actually be realized.

(2) As of the date of grant, the exercise price for these options was below the fair market value of our Common Stock. The fair market value of the options as of the date of grant was determined using the Black-Scholes pricing model. The assumptions used in this calculation were as follows:

                  Expected dividend yield                      --
                  Expected price volatility                    50%
                  Risk-free interest rate                     5.5%
                  Expected life of options                    10 years

(3) Mr. Erickson's options expire at the rate of 62,500 options each six months during the period from August 8, 2011 until February 8, 2013.

(4) One hundred thousand of Mr. Grant's options expire on June 22, 2006 and the remaining 100,000 options expire at the rate of 25,000 options each quarter during the period from September 22, 2006 until June 22, 2007.

(5) Mr. Grant's options expire at the rate of 62,500 options each quarter during the period from September 22, 2007 until June 22, 2008.

No options were exercised by executive officers during 2001. The following table sets forth the value of options held by the executive officers at December 31, 2001.

                           Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                 Number of Securities Underlying           Value of Unexercised
            Unexercised Options/SARs at In-the-Money Options/SARs at
                                            FY-End (#)                          FY-End ($)
Name                                Exercisable/Unexercisable          Exercisable/Unexercisable (1)
----                                --------------------------         ----------------------------
Mark A. Erickson                         1,972,500/187,500                        750,000/0

W. King Grant                             287,000/150,000                            0/0


(1) The value of in-the-money options is equal to the fair market value of a share of Common Stock on December 31, 2001 of $1.75, less the exercise price.

Compensation of Directors

During 2001, each director of the Company who was not a full-time employee was paid a monthly director's fee of $2,500. In addition, each director was reimbursed for reasonable travel expenses incurred in connection with such director's attendance at Board of Directors and Committee meetings. For 2002, each director of the Company who is not a full-time employee will receive a monthly director's fee of $2,500.

Employment Agreements

     Michael K. Decker Employment Agreement Mr. Decker's 2001 compensation was determined under the terms of an employment agreement, effective July 1, 2001, between Gasco and Mr. Decker that expires on June 30, 2004. Mr. Decker serves as Chief Operating Officer and Executive Vice President of Gasco. Mr. Decker's employment agreement entitles him to an annual salary of $200,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.75% of Gasco's cash flow from undrilled properties of the Company. The employment agreement provides for the award to Mr. Decker of options to purchase 300,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $3.15 per share. Options to purchase 100,000 shares vested upon the execution of the agreement and the remaining options vest in equal amounts over the following eight fiscal quarters. The employment agreement also contains non-compete provisions in the event of Mr. Decker's termination of employment.

Mr. Decker's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated for any other reason other than his voluntary resignation, death, disability or discharge for cause. In the event that Mr. Decker's employment is terminated by the Company without cause or due to certain change of control events, Mr. Decker is entitled to receive an amount equal to three times the value of his annual salary, bonus, royalty trust payments and benefits, if terminated prior to the first anniversary of employment, or an amount equal to five times the value of his annual salary, bonus, royalty trust payments and benefits, if terminated after the first anniversary of employment.

     Mark A. Erickson Employment Agreement Mr. Erickson's 2001 compensation was determined under the terms of an employment agreement, effective February 1, 2001, between Gasco and Mr. Erickson that expires on January 31, 2006. Mr. Erickson serves as Chief Executive Officer and President of Gasco. Mr. Erickson's employment agreement entitles him to an annual salary of $240,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.875% of Gasco's cash flow from undrilled properties of the Company. The employment agreement provides for the award to Mr. Erickson of options to purchase 1,000,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $1.00 per share and options to purchase 250,000 shares of common stock of the Company pursuant to such plan at an exercise price of $2.50 per share. Options to purchase 1,000,000 shares have vested and the remaining options vest in equal amounts over the eight fiscal quarters following the effective date of the agreement. The employment agreement also contains non-compete provisions in the event of Mr. Erickson's termination of employment.

Mr. Erickson's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated for any other reason other than his voluntary resignation, death, disability or discharge for cause. In the event that Mr. Erickson's employment is terminated by the Company without cause or due to certain change of control events, Mr. Erickson is entitled to receive a cash payment of $1,000,000, if terminated prior to the first anniversary of employment, or a cash payment of $2,500,000, if terminated after the first anniversary of employment.

     W. King Grant III Employment Agreement Mr. Grant's 2001 compensation was determined under the terms of an employment agreement, effective June 1, 2001, between Gasco and Mr. Grant that expires on May 31, 2004. Mr. Grant serves as Chief Financial Officer and Executive Vice President of Gasco. Mr. Grant's employment agreement entitles him to an annual salary of $120,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.5% of Gasco's cash flow from undrilled properties of the Company. The employment agreement provides for the award to Mr. Grant of options to purchase 200,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $3.00 per share and options to purchase 100,000 shares of common stock of the Company pursuant to such plan at an exercise price of $3.15. Options to purchase 100,000 shares at an exercise price of $3.00 per share vested upon the execution of the agreement and the remaining options vest in equal amounts over the following eight fiscal quarters. The employment agreement also contains non-compete provisions in the event of Mr. Grant's termination of employment.

Mr. Grant's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated for any other reason other than his voluntary resignation, death, disability or discharge for cause. In the event that Mr. Grant's employment is terminated by the Company without cause or due to certain change of control events, Mr. Grant is entitled to receive an amount equal to the greater of one year of annual salary and his annual salary for the period from the termination of the agreement through the remaining term of the agreement.

Compensation Committee Interlocks and Insider Participation

During 2001, the Compensation Committee of the Board was comprised of two directors, Mr. Lotito and Mr. Stadelhofer. Neither of these directors is or was an officer of the Company or any of its subsidiaries at any time now or in the past.

Report of the Compensation Committee of the Company

The Compensation Committee ("Committee") of the Board of Directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for the Company's executive officers. The Committee is currently composed of Mr. Lotito and Mr. Stadelhofer, neither of whom is employed by the Company or any of its subsidiaries. The Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options. The Committee's compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of the Company.

The current executive compensation consists of base salary, potential cash bonus awards and long-term incentive opportunities in the form of stock options.
Although the Committee has not adopted a formal compensation plan, executive compensation is reviewed by the Committee and is set for individual executive officers based on subjective evaluations of each individual's performance, the Company's performance, and a comparison to salary ranges for similar positions in other companies within the oil and gas industry. The goal of the Committee is to ensure that the Company retains qualified executives and whose financial interests are aligned with those of the shareholders.

Base Salaries: The base salary for each executive officer is determined based on the individual's performance, industry experience and the compensation levels of industry competitors. The Committee reviews various surveys and publicly filed documents to determine comparable salary levels within the industry.

Potential Cash Bonus Awards: The Committee does not currently have a formal cash bonus plan. Cash bonuses may be awarded from time to time for exceptional effort and performance. The Committee considers the achievements of the Company to determine the level of the cash bonus, if any, to be awarded. The Committee focuses the earnings of the Company, the return on stockholders' equity, the growth in proved oil and gas reserves and the successful completion of specific projects of the Company to determine the level of bonus awards, if any.

Stock Options: The Committee utilizes stock option awards as a method of aligning the executives' interests with those of the stockholders by giving the key employees a direct stake in the performance of the Company. The Committee uses the same criteria described above to determine the level of stock option awards. During 2001, 3,011,000 common stock options were granted to the Company's executive officers.

Compensation of the Chief Executive Officer: During the year ended December 31, 2001, Mark Erickson, President and Chief Executive Officer received total compensation of $221,080 which is comprised of an annual salary of $220,000, which Mr. Erickson is entitled to under his employment agreement, and deferred compensation pursuant to the Company's 401(k) plan of $1,080. Additionally, 2,160,000 common stock options were granted to Mr. Erickson during 2001. The Committee considered the factors described above to determine that the compensation paid and the stock options awarded to Mr. Erickson during 2001 were appropriate.

The foregoing report is made by the Compensation Committee of the Company's Board of Directors. The members of the Committee during 2001 were Mr. Lotito and Mr. Stadelhofer.

Performance Chart

The following graph shows the changes in the value of $100, over the period of January, 2001, when the Company began trading, until December 31, 2001, invested in: (1) Gasco Energy, Inc.; (2) the NASDAQ Market Index; and (3) a peer group consisting of all the publicly-held companies within SIC code 1311, Crude Petroleum and Natural Gas, consisting of approximately 190 companies. The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on January 1, 2000 and that all dividends were reinvested. Calculations exclude trading commissions and taxes. The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                                                  As of January 1,
                                            ----------------------------
                                            ------------- --------------
                                                2001            2002
                                                ----            ----
       Gasco Energy, Inc.                     $100.00         $50.00
       Peer Group Index                        100.00          91.75
       NASDAQ Market Index                     100.00          80.00



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table show information, as of April 15, 2002, about any individual, partnership or corporation that is known to the Company, solely by reason of its examination of Schedule 13D and 13G filings made with the SEC, to be the beneficial owner of more than 5% of each class of shares issued and outstanding and each executive officer, director and all executives, officers and directors as a group. If a person or entity listed in the following table is the beneficial owner of less than one percent of the Company's common or preferred stock outstanding, this fact is indicated by an asterisk in the table. Unless otherwise noted, each person listed has sole voting and dispositive power over the shares indicated, and the address of each shareholder is the same as our address.

                                                       Title of          Number of Shares
               Name                                      Class          Beneficially Owned          Percent of Class

   5% or Greater Holders

   Brek Energy Corporation (1)
   19/F, 80 Glouster Road                                Common             16,500,000                   45.0%
   Wan Chai, Hong Kong                                 Preferred                500                       100%

   Directors and Executive Officers

   Marc Bruner  (2) (3)                                  Common              5,104,084                   15.0%

   Mark A. Erickson (2) (4)                              Common              4,337,108                   12.8%

   Michael K. Decker (2)                                 Common               301,000                      *

   W. King Grant (2)                                     Common               512,000                     1.6%

   Gregory Pek (2)                                       Common             16,550,000                   45.1%

   Carmen (Tony) Lotito (2)                              Common               618,750                     1.9%

   Carl Stadelhofer (2)                                  Common               50,000                       *
                                                                                                           *
   Howard O. Sharpe (2)                                  Common               299,140                      *

   All Directors and Executive Officers as a Group       Common             27,772,082                   66.7%
   (8 persons) (2) (3) (4)
---------------

(1) The Company's preferred stock is entitled to vote along with the common stock and, for so long as at least half of the preferred stock remains outstanding, is entitled to 26% of the combined voting power of all of the common and preferred stock. Brek Energy Corporation has stated in its
     Schedule 13D filing that it has the right to acquire 4,750,000 common shares upon the conversion of its 500 preferred shares and 7,000,000 common shares from certain other stockholders of the Company in exchange for shares of Brek Energy Corporation, which shares are included in the table.

(2) The following number of shares of common stock issuable upon the exercise of currently exercisable options are included in the amounts shown: Mr. Bruner, 2,056,250 shares; Mr. Erickson, 2,035,000 shares; Mr. Decker, 289,000 shares; Mr. Grant, 312,000 shares; Mr. Pek, 50,000 shares; Mr.
     Lotito, 68,750 shares; Mr. Stadelhofer, 50,000 shares; and Mr. Sharpe, 125,000 shares. Mr. Pek's total includes 16,500,000 shares beneficially owned by Brek Energy Corporation, over which he shares voting and investment power. Mr. Lotito shares voting and investment power with respect to 250,000 of the common shares listed as held by him with Equistar Capital, a company in which he is a member.

(3) The common stock held by Mr. Bruner includes 8,707 shares of common stock that is held by Resource Venture Management, which is a company owned by Mr. Bruner.

(4) The common stock held by Mr. Erickson includes 56,084 shares of common stock owned by his wife as custodian for their children.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Marc A. Bruner Strategic Consulting Agreement The Company has entered into a Strategic Consulting Agreement with Mr. Bruner, effective February 1, 2001, that expires on January 31, 2006. The agreement entitles Mr. Bruner to an annual fee of $240,000, subject to increase at the discretion of the Board of Directors, and an annual bonus payment equal to 0.875% of Gasco's cash flow from undrilled properties of the Company. The agreement provides for the award to Mr. Bruner of options to purchase 200,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $2.50 per share. Options to purchase 50,000 shares vested upon the execution of the agreement and the remaining options vest in equal amounts over the following eight fiscal quarters. The employment agreement also contains non-compete provisions in the event of the termination of the agreement.

Mr. Bruner's agreement also provides for certain payments in the event that the agreement is terminated for any reason other than his voluntary termination, death, disability or termination for cause. In the event that Mr. Bruner's agreement is terminated by the Company without cause or due to certain change of control events, Mr. Bruner is entitled to receive a cash payment of $1,000,000, if terminated prior to the first anniversary of the effective date, or a cash payment of $2,500,000, if terminated after the first anniversary of the effective date.

Other Transactions

Mr. Lotito earned consulting fees of $52,000 and $50,000 from the Company during the years ended December 31, 2001 and 2000, respectively. During 2001, the Company paid $240,000 in consulting fees to a company owned by Mr. Bruner. The fees paid to Mr. Bruner's company are committed through January 31, 2006, under the consulting agreement described above.

Mr. Decker earned a $28,000 fee and 12,500 shares of Gasco's common stock for consulting services provided in connection with a property acquisition in 2001. Mr. Decker was also paid $22,879 in other consulting fees prior to his appointment as an officer of the Company. As part of Mr. Decker's offer of employment, the Company has committed to purchase a consulting business owned by Mr. Decker for 250,000 shares of common stock. The transaction is expected to be completed within the next year.

Recent Developments.

Gasco intends to pay a bonus to Howard O. Sharpe in connection with Mr. Sharpe's contributions in securing the Company's agreement with Shama Zoe Limited Partnership, dated April 24, 2002, to acquire interests in oil and gas properties in Wyoming in exchange for 9,500,000 shares of Gasco common stock. Subject to the approval of Gasco's Board of Directors, Mr. Sharpe will receive a cash payment of $250,000 and options to purchase 250,000 shares of Gasco common stock at an exercise price equal to the fair market value of our common stock on the date of grant.

The Company's management believes that the above transactions and services were provided in the normal course of business with terms that could be obtained from non-related sources.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                                         Dated: April 30, 2002


By /s/ Mark Erickson
   Mark Erickson, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date


/s/ Mark Erickson       Director, President and                 April 30, 2002
------------------
Mark Erickson           Chief Executive Officer

/s/ Marc Bruner         Director                                April 30, 2002
------------------
Marc Bruner

---------------------   Director                                April 30, 2002
Gregory Pek

/s/ Carl Stadelhofer    Director                                April 30, 2002
--------------------
Carl Stadelhofer

/s/ Carmen Lotito       Director                                April 30, 2002
-----------------
Carmen Lotito

/s/ Michael Decker      Director, Executive Vice                April 30, 2002
------------------      President and Chief
Michael Decker          Operating Officer


/s/ W. King Grant       Director, Executive Vice                April 30, 2002
-----------------       President and Principle
W. King Grant           Financial and Accounting
                        Officer