Form 10-Q
period 2002-03-31
GASCO ENERGY INC
filed 2002-05-15
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended: March 31, 2002

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

                                    No Change
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding as of May 15, 2002:
         Common Stock                                          41,438,800 shares
         Series A Convertible Redeemable Preferred Stock              500 shares


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                             March 31,               December 31,
                                                                                               2002                      2001

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                     $4,180,415              $ 12,296,585
  Restricted cash                                                                                2,000,000                         -
  Accounts receivable and prepaid expenses                                                         135,964                   157,099
                                                                                                 ---------                ----------
          Total                                                                                  6,316,379                12,453,684
                                                                                                 ---------                ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                                                     3,698,257                         -
    Unproved mineral interests                                                                  10,594,537                 9,152,740
  Furniture, fixtures and other                                                                     88,232                    59,445
                                                                                                ----------                 -- ------
           Total                                                                                14,381,026                 9,212,185
                                                                                                ----------                ----------

  Less accumulated depreciation, depletion,
     amortization and property impairment                                                        (594,433)                   (7,344)
                                                                                               -----------                 ---------
           Total                                                                                13,786,593                 9,204,841
                                                                                                ----------                 ---------

TOTAL ASSETS                                                                                  $ 20,102,972              $ 21,658,525
                                                                                              ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                          $ 625,994                 $ 593,100
                                                                                                 ---------                 ---------

  Series A Convertible Redeemable Preferred stock - $.001 par value; 5,000,000 shares authorized; 500 shares issued and outstanding in
      2002; and 1,000 shares issued and outstanding in 2001                                              1                         1
  Common stock - $.0001 par value; 100,000,000 shares authorized;
      32,012,500 shares issued and outstanding in 2002; and 27,252,500
      shares issued and 27,178,800 shares outstanding in 2001                                        3,201                     2,725
  Additional paid in capital                                                                    38,569,448                38,569,923
  Deferred compensation                                                                          (217,813)                 (261,375)
  Accumulated deficit                                                                         (18,747,564)              (17,115,554)
  Less cost of treasury stock of 73,700 common shares                                            (130,295)                 (130,295)
                                                                                               -----------             -------------
           Total                                                                                19,476,978                21,065,425
                                                                                                ----------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 20,102,972              $ 21,658,525
                                                                                              ============              ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.




                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                         -------------------------------------------
                                                                                         ------------------        -----------------
                                                                                                     2002                      2001

REVENUES
  Oil and gas                                                                                    $  28,506                    $    -
  Interest                                                                                          36,663                    15,661
                                                                                                   -------                    ------
          Total                                                                                     65,169                    15,661
                                                                                                   -------                    ------

OPERATING EXPENSES
  General and administrative                                                                     1,085,023                   646,762
  Lease operating                                                                                   25,066                         -
  Depletion, depreciation and amortization                                                         115,089                     1,245
  Impairment                                                                                       472,000                         -
  Interest                                                                                                                    21,023
                                                                                                 ---------                  --------

           Total                                                                                 1,697,178                   669,030
                                                                                                 ---------                   -------

NET LOSS                                                                                       (1,632,009)                 (653,369)
                                                                                               -----------                 ---------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                                 $(1,632,009)                $(653,369)
                                                                                             =============                ==========

NET LOSS PER COMMON SHARE BASIC AND DILUTED                                                     $   (0.06)                 $  (0.03)
                                                                                                ==========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               28,308,056                20,149,649
                                                                                                ==========                ==========




















               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                         -------------------------------------------
                                                                                         ------------------        -----------------
                                                                                                  2002                       2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $(1,632,009)               $ (653,369)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                                587,089                     1,245
     Value of stock options issued                                                                       -                   269,094
     Amortization of deferred compensation                                                          43,562                         -
     Changes in assets and liabilities provided (used) cash net of noncash activity
         Decrease in accounts receivable and prepaid expenses                                       21,135                    21,771
         Increase in accounts payable and accrued expenses                                          32,894                   376,273
         Increase in deferred offering costs                                                                                (25,000)
                                                                                                ------------                --------


  Net cash used in operating activities                                                          (947,329)                   (9,986)
                                                                                                 ---------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                                     (28,787)                  (21,311)
  Cash paid for oil and gas properties                                                         (5,140,054)                 (331,286)
                                                                                               -----------                 ---------

  Net cash used in investing activities                                                        (5,168,841)                 (352,597)
                                                                                               -----------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                                                (2,000,000)                         -
  Proceeds from sale of common stock                                                                     -                 2,100,000
  Cash paid for offering costs                                                                           -                 (184,904)
  Repayment of short-term borrowings                                                                     -                 (183,325)
  Cash received upon recapitalization and merger                                                         -                   265,029
  Distribution of Rubicon Oil and Gas, Inc.                                                                                (317,690)
                                                                                               -------------               ---------


  Net cash (used in) provided by financing activities                                          (2,000,000)                 1,679,110
                                                                                               -----------                 ---------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                                 (8,116,170)                 1,316,527

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                         12,296,585                   870,448
                                                                                                ----------                   -------

    END OF PERIOD                                                                              $ 4,180,415               $ 2,186,975
                                                                                               ===========               ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") (formerly known as San Joaquin Resources Inc. ("SJRI")) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Prior to January 1, 2002, the Company was considered a development stage enterprise as defined by Statement of Accounting Standards No. 7. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The reverse acquisition was valued at $572,344 and was allocated as follows:

    Oil and gas properties                      $   265,836
    Receivables, prepaid and other, net              41,479
    Cash                                            265,029
                                                -----------

    Net assets acquired                         $   572,344
                                                ===========

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

The following unaudited pro forma information presents the financial information of the Company as if the consolidation of Gasco and Pannonian had taken place on January 1 of each year presented. The pro forma results are not indicative of future results.

                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                         2002                                    2001
                                          -----------------------------------      ----------------------------------
                                               As Reported         Pro Forma            As Reported         Pro Forma

  Oil and gas revenue                              $  28,506        $ 28,506                $    -            $    -

  Net loss                                       (1,632,009)     (1,632,009)             (653,369)         (857,996)

  Net loss per share basic
   and diluted                                     $  (0.06)  $       (0.06)             $  (0.03)          $ (0.04)
                                                   =========  ==============             =========          ========

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian and San Joaquin Oil and Gas, Ltd. for all periods subsequent to February 1, 2001. Periods prior to February 1, 2001 include Pannonian and its wholly owned subsidiary PIL. All significant intercompany transactions have been eliminated upon consolidation.

All share and per share amounts included in these financial statements have been restated to show the retroactive effect of the conversion of Pannonian shares into SJRI/Gasco shares.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Restricted Cash

In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002. The letter of credit is collateralized with cash and terminates in August 2002. The portion of the Company's cash that collateralizes this letter of credit is classified as restricted cash in the accompanying financial statements.

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

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 4 have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations" was issued by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company's adoption of SFAS No. 141 on July 1, 2001 had no impact on its financial position or results of operations.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company's implementation of SFAS No. 142 on January 1, 2002 had no impact on its financial position or results of operations.

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for fiscal years beginning June 15, 2002. The Company has not yet determined the impact of the adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally is to be applied prospectively. The Company's adoption of SFAS No. 144 on January 1, 2002 had no impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - PROPERTY IMPAIRMENT

During the three months ended March 31, 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The costs associated with this well were charged to impairment expense during the quarter ended March 31, 2002 because the Company believes that the total costs for this well exceed the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.


NOTE 3 - PROPERTY DISPOSITIONS

On March 30, 2001, the Company divested itself of all assets not associated with its "Riverbend" area of interest (the non-Riverbend assets), as required by the Pannonian Agreement described in Note 1. The divestiture is summarized below.

     Oil and gas properties               $  1,405,242
     Cash                                    1,000,000
     Liabilities transferred                 (555,185)
                                             ---------
                                          $  1,850,057
                                             =========

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

NOTE 4 - STOCK OPTIONS

During the first quarter of 2002, the Company issued an additional 250,000 options to purchase shares of common stock to employees of the Company, at exercise prices ranging from $1.68 to $1.73 per share. The exercise prices of the stock options equaled the trading price of the Company's common stock on the grant date. The options vest quarterly over a two-year period and expire within ten years from the grant date.

NOTE 5 - STATEMENT OF CASH FLOWS

During the three months ended March 31, 2002, the Company's non-cash investing activity consisted of the conversion of 500 shares of Preferred Stock into 4,750,000 shares of common stock.

Cash paid for interest during the three months ended March 31, 2001 was $21,023. There was no cash paid for interest during the three months ended March 31, 2002.

NOTE 6 - SUBSEQUENT EVENT

On May 1, 2002, the Company issued 9,500,000 shares of its common stock for the acquisition of 62,276 net acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition is valued at $18,525,000 using a price of $1.95 per common share, which represents the closing price of the Company's common stock on April 23, 2002, the date the agreement was executed. This transaction replaces the previously described cash option structure and eliminates the $300,000 per month option payment as referred to in the Company's Form 10-K for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the periods ended March 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

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

Petroleum and Natural Gas Properties

The following is a description of the current status of the Company's projects.

Riverbend Project

The Riverbend project is located in the Uinta Basin of northeastern Utah. The Company owns a direct interest in approximately 116,000 gross acres in this area. Additionally, the Company has an opportunity to earn approximately 26,000 acres in this area under farmout and other agreements. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Mancos formations.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton has the option to earn up to a 50% participation interest proportionate to their investment by funding the completions of Wasatch/Mesa Verde wells. The Company, at its option, may elect to limit Halliburton's funding, and the resulting participation interest to 25%. The Company and Halliburton will also share technical information through the formation of a joint technical team.

Gasco began drilling the first well in this area during February 2002. Approximately $1,000,000 was spent on this well, which has been drilled, cased, facilities have been built and is awaiting completion. In April 2002, the Company began drilling its second operated well in this immediate area. Gasco also has a 20% working interest in another well that is being drilled by another operator in this area.

Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. The exploration agreement governing the AMI requires Burlington to drill two wells and to shoot 180 miles of high-resolution 2-D seismic. In 2001, Burlington drilled two wells and shot 80 miles of seismic. Currently, one of the wells drilled is being completed and the other is waiting on completion.

During February 2002, the Company purchased a 50% interest in 21,613 acres for approximately $1,411,000 and a 20% interest in 4,098 acres for approximately $107,000 in Sublette County, Wyoming. The Company also purchased additional leasehold interests in Sublette County, Wyoming covering approximately 16,606 acres for a total purchase price of $1,500,000 on February 19, 2002.

On May 1, 2002, the Company issued 9,500,000 shares of its common stock for the acquisition of 62,276 net acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition is valued at $18,525,000 using a stock price of $1.95 per common share, which represents the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. This transaction replaces the previously described cash option structure and eliminates the $300,000 per month option payment as referred to in the Company's Form 10-K for the year ended December 31, 2001. These acquisitions increased the Company's net acreage position in the Greater Green River Basin to approximately 128,000 net acres.

During February 2002, Gasco drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. This was the first well drilled within a newly created AMI with Cabot Oil and Gas, consisting of nine sections (5,760 gross acres, 1,440 net acres). The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The Company still has an option to drill additional wells within the AMI if the new interpretation of the well's data in integration with the seismic data warrants such testing. The well was plugged and abandoned during March 2002. The net dry hole cost of the well was $472,000 and was recorded as impairment expense during the three months ended March 31, 2002.

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

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

During the quarter ended March 31, 2002, the Company owned interests in three wells, two of which began producing in late October of 2001 and one began producing in February 2002. The oil and gas revenue and lease operating expense during 2002 relate to these wells and is comprised of approximately 9,788 mcf of gas at an average price of $2.91 per mcf. The Company had no producing wells during the first quarter of 2001. Interest income during 2002 and 2001 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances, which increased from $2,186,975 during the first quarter of 2001 to $6,180,415 during the first quarter of 2002 primarily due to the sale of preferred and common stock during 2001 partially offset by capital costs and operating expenses. General and administrative expense increased from $646,762 in 2001 to $1,085,023 in 2002, primarily due to the increase in staff and professional fees associated with the commencement of its own operations. Depletion, depreciation and amortization expense during 2002 is comprised of $108,000 of depletion expense related to the Company's proved oil and gas properties and $7,089 of depreciation related to the Company's furniture, fixtures and other assets. The corresponding expense during 2001 consists of the depreciation expense related to the Company's furniture, fixtures and other assets. The impairment expense during 2002 represents the costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The natural gas encountered in this well was not of sufficient quantities to be deemed economic, therefore, the costs associated with this well were charged to impairment expense during the quarter ended March 31, 2002.The interest expense during 2001 represents the amounts incurred on the Company's outstanding notes payable which were paid off during 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash equivalents of $4,180,415 compared to cash and cash of equivalents of $12,296,585 at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the following significant items combined with the cash used in operations of $947,329 and the purchase of numerous acreage positions in Wyoming and Utah for approximately $785,000.

- During February 2002, the Company acquired leasehold interests covering approximately 16,606 acres in the Greater Green River Basin located in west-central Wyoming for $1,500,000.

- The Company acquired a 50% interest in 21,613 acres in Sublette County Wyoming for approximately $1,411,000 during February 2002.

- In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February. The letter is collateralized with cash, which is classified as restricted cash in the accompanying financial statements, and terminates in August 2002.

- The Company drilled one productive well in Uintah County, Utah for approximately $1,000,000 and one well, which was a dry hole in Sublette County, Wyoming for $472,000.

Working capital decreased from $11,860,584 at December 31, 2001 to $5,690,385, primarily due to expenditures discussed above.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed in the report under the caption "Risk Factors", within the Company's Form 10-K for the year ended December 31, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.


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

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 2 -      Changes of Securities

              On March 11, 2002, 500 shares of the Company's outstanding Preferred Stock were converted into 4,750,000 shares of common stock.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

              None.

Item 5 -      Other Information

              None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)    Exhibits:


         Exhibit
          Number                     Exhibit

          2.1 Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 31, 2001, filed on February 2,
               2001).

          2.2 Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000).

          3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000).

          3.2  Certificate   of   Amendment   to   Articles   of   Incorporation
               (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K/A dated January 31, 2001, filed on February 16, 2001).

          3.3 Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).

          +3.4 Amended and Restated Bylaws.

          4.1 Stock Purchase Agreement dated July 5, 2001 between Gasco Energy, Inc. and First Ecom.com, Inc. (incorporated by reference to
               Exhibit 10.7 to the Company's Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001).

          4.2 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

          10.1 Financing Agreement dated January 12, 2001 between the Company and Wet Coast Management Corp. (incorporated by reference to
               Exhibit 10.5 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 29, 2001).

          10.2 Consulting Agreement dated January 12, 2001 between the Company and Wet Coast Management Corp. (incorporated by reference to
               Exhibit 10.6 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 29, 2001).

          10.3 Acquisition Agreement dated December 18, 2000 between Phillips Petroleum Company and Pannonian Energy, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 29, 2001).

          10.4 Financing Agreement dated March 15, 2001 between the Company and Canaccord International Ltd. (incorporated by reference to
               Exhibit 10.8 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 29, 2001).

          10.5 Financial Services Agreement dated March 15, 2001 between the Company and Canaccord International Ltd. (incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 29, 2001).

          10.6 Private Placement Agency Agreement dated as of March 22, 2001 between the Company and Canaccord International Ltd. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-QSB for the quarter ended June 30, 2001, filed on August 20,
               2001).

          10.7 Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

          10.8 Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

          10.9 Form of Stock Option Agreement dated February 8, 2001 between Gasco and each of Mark A. Erickson, Marc Bruner, J. Timothy Bowes, Carl Stadelhofer and Howard O. Sharpe (Filed as Exhibit
               10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.10  W. King Grant  Employment  Contract dated June 22, 2001 (Filed as
               Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.11  Michael Decker Employment  Contract dated June 29, 2001 (Filed as
               Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.12 Mark A. Erickson Employment Contract dated July 11, 2001 (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.13 Consulting Agreement dated July 11, 2001, between Gasco and Marc Bruner (Filed as Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.14 Muddy Creek Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29,
               2002).

        10.15 CD Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.16 Gamma Ray Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29,
               2002).

        10.17 Sublette County WY AMI Agreement dated August 22, 2001 between Gasco, Alpine Gas Company and Burlington Oil and Gas Company (Filed as Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

        10.18 Lead Contractor Agreement dated January 24, 2002, between Gasco and Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

               ------------------
               + Filed herewith.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

     Form 8-K/A dated January 31, 2001         Item 7 - Audited Financial
      filed January 23, 2002                    Statements of Pannonian Energy,
                                                Inc. for the fiscal year ended
                                                December 31, 1999.

    Form 8-K dated February 4, 2002            Item 9 - Press Release.
     filed February 4, 2002

    Form 8-K dated March 4, 2002               Item 9 - Press Release.
     filed March 4, 2002

    Form 8-K dated March 7, 2002               Item 9 - Press Release.
     filed March 7, 2002

    Form 8-K dated March 25, 2002              Item 9 - Press Release.
     filed March 25, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GASCO ENERGY, INC.



Date:  May 15, 2002                By: /s/ W. King Grant
                                   ---------------------------------------------
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer