Form 10-K/A
period 2001-12-31
GASCO ENERGY INC
filed 2002-08-02
CIK 1086319

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

                                      None.

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

Risk Factors

Due to the nature of the Company's business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to Gasco's operations:

         Accumulated Losses

To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations.

During the year ended December 31, 2001, Gasco incurred a loss of $4,129,459, and has an accumulated deficit of $17,115,554 since inception, including the Series A Convertible Redeemable Preferred Stock deemed distribution of $11,400,000 as further described in Note 5 of the accompanying financial statements.

         Absence of a Mature Public Market

The Company's common stock has only been trading in the public markets since January 2001. The Company's common stock trades on the over-the-counter market, and such trading has been sporadic and erratic. A holder of Gasco's common stock may not be able to liquidate his or her investment in a short time period or at the market prices that currently exist at the time a holder decides to sell. Because of this limited liquidity, it is unlikely that Gasco's common stock will be accepted by lenders as collateral for loans.

The Company has applied for listing on the American Stock Exchange ("AMEX"). The listing application is complete and Gasco is awaiting a definitive response from AMEX. Gasco's common stock may not be ultimately accepted for AMEX listing, and such a listing if granted may not result in an active trading market. Listing on the AMEX is discretionary with the Exchange, however, the AMEX listing rules provide numerical guidelines which are considered in evaluating a company's listing application. One of the guidelines requires a minimum stock price of $3.00 per share prior to filing an application, which Gasco does not currently meet; however, the rules provide that AMEX may waive this guideline if other factors such as market size and distribution of shares warrant doing so.

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

         Financing Risks

Gasco has relied on the sale of its equity capital to fund working capital and the acquisition of its prospects and related leases. Gasco will be required to raise additional capital in 2002 to fund its acquisition, exploration and development activities. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of Gasco's property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties. For example, the Company entered into an agreement with Phillips Petroleum ("Phillips") to conduct drilling operations on approximately 60,000 acres within theRiverbend project. Phillips will fund its share of drilling and completion costs of wells that it drills within that area. This agreement was subsequently amended to reduce the area that it covers to 30,000 acres. In order to maximize its interests in any future Riverbend wells drilled by Phillips, the Company must fund its proportionate share of the drilling and completion costs of such wells. Generally, if Gasco funds its proportionate share of drilling and completion costs in a well drilled by Phillips, it will retain a 20% working interest (which becomes a 15% working interest after payout)in the well drilled by Phillips and the spacing unit surrounding the well. If Gasco does not fund its proportionate share of drilling and completion costs in a well drilled by Phillips, its interests will be reduced to a 0.375% overriding interest in the well and spacing unit which will convert to a 3% working interest after such well reaches payout.

The Phillips project and other projects will require significant new funding. Gasco has not yet identified specific sources of adequate financing for its 2002 drilling program and it may be unable to timely secure financing on terms that are favorable to the Company or at all. Any future financing through the issuance of Company common stock will likely result in substantial dilution to Gasco's stockholders.

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

         No Assurance of Titles

If an examination of the title history of property that we have purchased reveals that a petroleum and natural gas lease has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such petroleum and natural gas lease or leases would be lost.

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

Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed petroleum and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

         Environmental Regulations

In general, as noted above, the exploration and proposed production activities of Gasco are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, Gasco is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations have been frequently changed in the past and Gasco is unable to predict the ultimate cost of compliance as a result of any future changes.

         Governmental Regulations

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase Gasco's cost of doing business and, consequently, adversely affect its profitability. A major risk affecting drilling is the need to obtain drilling permits from local authorities. Delays in obtaining drilling permits, the failure to obtain a drilling permit for a well, or a permit with unreasonable conditions or costs could have a materially adverse effect on Gasco's ability to effectively develop its properties.

         Natural Gas and Oil Prices

A sharp decline in the price of natural gas and oil prices would result in a commensurate reduction in Gasco's income for the production of oil and gas. In the event prices fall substantially, Gasco may not be able to realize a profit from its production and would continue to operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

         Marketing

Several factors beyond the control of Gasco may adversely affect the Company's ability to market the oil and gas which it may discover. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Gasco's inability to sell its oil and gas at prices that would result in an adequate return on our invested capital.

         Competition

The  petroleum  and natural  gas  industry is  intensely  competitive  and Gasco competes with other companies, which have greater resources. Many of such companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects to define, evaluate, bid for and purchase a greater number of properties and prospects than Gasco's financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Gasco's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

         Risks Associated with Management of Growth

Because of its small size, Gasco's growth in accordance with its business plans, if achieved, will place a significant strain on Gasco's financial, technical, operational and management resources. As Gasco expands its activities and increases the number of projects it is evaluating or in which it participates, there will be additional demands on Gasco's financial, technical and management resources. The failure to continue to upgrade Gasco's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on Gasco's business, financial condition and results of operations and its ability to timely execute its business plan.

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

         Conflicts of Interest

Certain of the officers and directors of Gasco will also serve as directors of other companies or have significant shareholdings in other companies. To the extent that such other companies participate in ventures in which Gasco may participate, or compete for prospects or financial resources with Gasco, these officers and directors of Gasco will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such a participation or such terms.

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

         Riverbend Project

The Riverbend project is comprised of approximately 95,005 gross acres in the Uinta Basin of northeastern Utah, of which the Company holds an interest in approximately 37,945 net acres as December 31, 2001. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Mancos formations.

In December 2000, Gasco entered into an agreement with Phillips that defined a 60,000-acre Area of Mutual Interest ("AMI") within the Riverbend project, not all of which is currently leased by either Gasco or Phillips. This agreement was subsequently amended to reduce the area that it covers to 30,000 acres. Under the terms of this agreement, Phillips paid $1,000,000 to Gasco upon execution of the agreement, and later expended $8,000,000 in connection with the drilling and completion of three producing wells. As a result of Phillips' drilling, Gasco earned additional acreage under certain farmout agreements during 2001. The agreement further afforded Phillips the right to acquire an 80% interest in all of Gasco's leases and farmout agreements within the AMI by assigning to Gasco leasehold interests in two leases within the AMI that Gasco heretofore had no ownership.

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

         Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of December 31, 2002, the Company leased approximately 35,015 gross acres and 27,825 net acres in this area. The exploration agreement governing the AMI requires Burlington to drill two wells and to shoot 180 miles of high-resolution 2-D seismic. During 2001, three shallow wells were drilled in this area for the purpose of holding acreage and earning expiring leasehold. Two of the wells tested only the Fort Union and Upper Lance formations and the third well tested all zones. All of these wells have been cased and are in various stages of completion. They did not evaluate the deeper, high-potential Middle and Lower Lance formations that are prolific producers in the nearby Jonah Field and Pinedale Anticline area. Gasco and Burlington are targeting these deeper formations with their ongoing seismic and exploration activities.

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

During February 2002, the Company purchased a 50% interest in 21,614 acres for approximately $1,428,000 and a 20% interest in 4,098 acres for approximately $107,000 in Sublette County, Wyoming. The Company also purchased additional leasehold interests in Sublette County, Wyoming covering approximately 16,606 acres for a total purchase price of $1,500,000 on February 19, 2002. In connection with this transaction, the Company received an exclusive option to purchase an additional 72,583 acres in this area. Monthly payments of $300,000 are required during 2002 in order to maintain this option. The Company may elect to exercise its option to complete the transaction at any time.

During February 2002, the Company was notified by the Bureau of Land Management ("BLM") in Wyoming that several environmental agencies filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. Approximately 9,726 net acres valued at approximately $1,428,000 which were purchased by the Company are being held in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense. The value of the suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

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

         Southern California Project

The Company currently leases approximately 4,068 net acres in the Kern and San Luis Obispo Counties of southern California. The Company has no drilling or development plans for this acreage during 2002, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these three oil prospects. The Company may consider selling these positions in the future.

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
                                         =                         ===

Gasco does not operate any of these wells. Three of the four producing properties in the above table were drilled by Phillips Petroleum Company within Gasco's and Phillip's Area of Mutual Interest in the Riverbend Project and are operated by Phillips. The fourth well is located in Uintah county Utah in the Riverbend Project. Gasco has contracted the operations of that well to Wasatch Energy Corp, which is not affiliated with Gasco.

Oil and Gas Acreage

The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2001. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, which is summarized more completely below the table. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.
                                      Gross                 Net

       Utah                           95,005               37,945
       Wyoming                        35,015               27,825
       California                      4,068                4,043
                                   ------------         ------------
       Total acres                   134,088               69,813
                                   ============         ============

Subsequent to December 31, 2001, the Company acquired approximately 40,065 gross (26,147 net) undeveloped acres in Sublette County, Wyoming. Approximately 21,614 gross acres and 9,726 net acres that were acquired in February 2002 in a lease sale held by the Wyoming Bureau of Land Management are subject to a protest by several environmental agencies and therefore these leases will not be issued to the Company unless the protest is resolved in our favor. On March 1, 2002, the Company completed a strategic exchange of acreage within the Uinta Basin in northeastern Utah, with El Paso Corporation whereby it received 2,413 gross acres (1,939 net) from El Paso in exchange for 320 gross acres (160 net) and the contractual right to earn Wasatch rights on approximately 2,463 net Uinta Basin acres. The Company also has the contractual right to acquire approximately 22,429 acres in the Uinta basin. This acquisition is subject to the Company's approval of title, which may effect the number of actual acres acquired.

The Company has a right to purchase an additional 53,095 gross acres in the Greater Green River Basin by paying monthly option fees of $300,000 during 2002. The Company can also earn a 37.5% interest in an additional 21,760 gross acres in Sublette County, Wyoming if it participates in the drilling of one well prior to October 1, 2002. The Company also has the right to earn a 20% interest in approximately 22,000 gross acres within the Uinta Basin by participating in the drilling of four wells prior to February 2004.

Approximately 79% of the acreage that Gasco holds is located on federal lands and approximately 19% of the acreage that Gasco holds is located on state lands. It has been Gasco's experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. Gasco has generally been able to obtain state permits within 30 days, while obtaining federal permits has taken several months or longer. Accordingly, if the Company's development of its acreage located on federal lands is delayed significantly by the permitting process, it may have to operate at a loss for an extended period of time.

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

In July 2001, Brek Energy Corporation (formerly known as First Ecom.com, Inc.) ("Brek") purchased 1,000 shares of the Company's Preferred Stock for $19,000,000. Brek agreed not to transfer the Preferred Stock or the common stock issuable upon conversion thereof for three years (the "lock up period") except under certain circumstances and except for 10% of such common stock per year. During the lock up period, Brek has given the Company the right of first refusal on all of the Company securities it holds. Marc Bruner and Mark Erickson (directors of the Company) also gave Brek a similar right of first refusal for a five-year period. Costs of the sale, including 1,025,000 shares of common stock valued at $3,280,000 ($3.20 per share), were $4,849,633. The total costs of the sale included $1,500,000 and the issuance of 125,000 shares of common stock valued at $400,000 paid to Canaccord International Ltd. and the issuance of 900,000 shares of common stock valued at $2,880,000 paid to Wet Coast Management Corp. as brokerage commissions.

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

Unless otherwise noted, each of the above sales of securities by the Company were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof, inasmuch as each such sale was conducted as a private placement to a limited number of sophisticated buyers.

The aggregate net proceeds from these equity offerings during 2001 were approximately $20,400,500. $4,332,000 of these proceeds were used to fund general and administrative expenses, including salaries and rent on our office space. $7,446,000 of these proceeds were used to fund capital expenditures for the drilling of three wells in Wyoming, the acquisition of acreage in Utah and Wyoming and the purchase of equipment. $130,000 of these proceeds were used to repurchase shares of our common stock which are currently held as treasury shares. The Company anticipates using the remaining proceeds for the acquisition of additional acreage, primarily in Wyoming, capital expenditures related to the development of three wells in our Riverbend project and one well in the Greater Green River Basin and to fund operating expenses.

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

     d. Continue paying monthly option fee of $300,000 to preserve the Company's right to acquire approximately 53,095 acres in the Greater Green River Basin as discussed above.

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

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports                                              25-27

Consolidated Balance Sheets at December 31, 2001 and 2000                     28

Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                                          29

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2001, 2000 and 1999                                    30

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999                                          31

Notes to Consolidated Financial Statements                                 32-44

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



HJ & Associates, LLC
Salt Lake City, Utah
December 4, 2000

Removed: dual dating in signature line (,except as to last two paragraphs in note 8 as to which the date is January
31, 2001)

                                                        GASCO ENERGY, INC.
                                                   (A Development Stage Company)
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                                   2001                 2000
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                                    $ 12,296,585          $   881,041
     Accounts receivable and prepaid expenses                                                          157,099               13,923
     Due from joint interest partners                                                                       -               113,020
                                                                                                    -----------             -------
        Total Current Assets                                                                        12,453,684            1,007,984

OIL AND GAS PROPERTIES, at cost, accounted for using
      the full cost method of accounting                                                              9,152,740            1,991,290

PROPERTY AND EQUIPMENT, net                                                                              52,101                7,985
                                                                                                         -------               -----

                                                                                                 $ 21,658,525         $  3,007,259
                                                                                                 =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                          $  593,100          $   221,972
     Accrued bonus payable                                                                                                  423,000
     Notes payable-related                                                                                                  544,280
     Notes payable-other                                                                                                    239,102
                                                                                                      ---------             -------
        Total Current Liabilities                                                                      593,100            1,428,354
                                                                                                      --------            ---------

COMMITMENTS (see Note 9)

STOCKHOLDERS' EQUITY
   Series A Convertible Redeemable preferred stock-$.001 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding in 2001, none in
        2000                                                                                                 1                    -
   Common stock-$.0001 par value; 100,000,000 shares authorized; 27,252,500 shares issued and 27,178,800 shares outstanding in 2001; 13,800,595
       shares issued and outstanding in 2000                                                             2,725                1,380
   Additional paid in capital                                                                       38,569,923            3,163,620
   Deferred compensation                                                                             (261,375)
   Deficit accumulated during the development stage                                               (17,115,554)          (1,586,095)
   Less cost of treasury stock of 73,700 common shares in 2001                                       (130,295)                   -
                                                                                                     ---------           ----------
                                                                                                   21,065,425             1,578,905
                                                                                                                         ---------

                                                                                                 $ 21,658,525         $  3,007,259
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

                                                       GASCO ENERGY, INC.
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                               Cumulative
                                                                      For the Year Ended                     from Inception
                                                                         December 31,                       to December 31,
                                                               2001             2000          1999                2001

REVENUES
     Oil and gas                                             $  36,850              -             -              $    36,850
     Gain on sale of permit                                          -        $ 200,000           -                  200,000
     Interest                                                  193,352                                               193,352
                                                              --------       ----------     ---------                -------

                                                               230,202        200,000        $    -                  430,202
                                                               ---------     ---------     -------- -               ---------

OPERATING EXPENSES
     General and administrative                                  4,331,825        951,734       738,153                6,027,175
     Lease operating                                               12,679              -             -                   12,679
     Interest                                                      67,363         61,776        13,347                  142,486
                                                              ------------    -----------     ---------                 -------
                                                                4,411,867      1,013,510       751,500                6,182,340
                                                              ------------     ----------     --------                ---------

OTHER INCOME (EXPENSES)                                             52,206       (29,751)        14,666                   36,584
                                                              ------------     ----------     ---------               ----------

NET LOSS                                                       (4,129,459)      (843,261)     (736,834)              (5,715,554)
                                                               -----------      ---------     ---------              -----------

Series A Convertible Redeemable
   Preferred Stock deemed distribution                        (11,400,000)                                          (11,400,000)
                                                              ------------     ----------     -----------           ------------


NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                     $ (15,529,459)     $(843,261)    $(736,834)           $ (17,115,554)
                                                            ==============     ==========    ==========           ==============

NET LOSS PER COMMON SHARE
    BASIC AND DILUTED                                           $   (0.63)       $ (0.06)      $ (0.06)             $     (1.01)
                                                                ==========       ========      ========             ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                           24,835,144     13,800,595    11,923,093               16,998,353
                                                               ===========    =========== =============              ==========











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

NOTE 13 - SUBSEQUENT EVENTS

The Company acquired a 50% interest in 21,613 acres in Sublette County Wyoming for approximately $1,428,000 on February 13, 2002.

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

PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                 Age as
                                                                                                   of
                                                                                                 3/30/02
              Name                                Principal Occupation and Directorships

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

Michael K. Decker - Mr. Decker has served as Director, Executive Vice President and Chief Operating Officer of Gasco since July 2001. From August 1999 until July 2001, Mr. Decker founded and served as the President of Black Diamond Energy, LLC. From 1990 to August 1999 Mr. Decker served as the Vice President of Exploitation of Prima Energy Corporation, a Nasdaq traded oil and gas company. Prima was recognized by the Denver Business Journal as the "top performing Colorado based company of the 1990's," with a market return of 1857%. From 1988 to 1990, Mr. Decker was employed by Bonneville Fuels Corporation as a Senior Geologist. From 1977 to 1988, Mr. Decker was employed by Tenneco Exploration and Production Company as a Senior Project Geological Engineer. Mr. Decker has twenty-five years of oil and gas prospecting, development, operations and mergers and acquisitions experience. He holds a BS degree in Geological
Engineering from the Colorado School of Mines and is the Chairman of the Potential Gas Committee, an independent natural gas resource assessment organization.

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

                                                Option/SAR Grants in Last Fiscal Year
                                                                                         Potential Realized Value
                                                                                        at Assumed Annual Rates of
                                                                                         Stock Price Appreciation
                                                                                            for Option Term (1)        Grant Date
                                              Individual Grants                                                           Value
                           Number of         % of Total
                           Securities       Options/SARs     Exercise
                           Underlying        Granted to      or Base                                                    Grant Date
                          Options/SARs      Employees in       Price      Expiration         5%             10%           Present
         Name               Granted         Fiscal Year      ($/Share)       Date        Share Price   Share Price       Value (2)
                            --------       -----------       ---------    ---------      -----------   -----------      ----------

Mark A. Erickson               1,000,000         28            1.00         1/2/11           $630,000      $1,590,000      $ 269,094
                                 910,000         25            2.00        12/31/11         1,146,000       2,902,900
                                 250,000         7             3.00         8/8/11-           533,750       1,395,000
                                                                          2/8/13 (3)

W. King Grant                    200,000         6             3.00      6/22/06-6/22/07(4)   175,500        390,000
                                 137,000         4             2.00        12/31/11           172,620        437,030
                                 100,000         3             3.15      9/22/07-6/22/08(5)   107,500        257,500


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


Anti-Dilution Provisions of Employment Agreements and Consulting Agreement

Each of the above Employment Agreements for Messrs. Decker, Erickson and Grant and the Strategic Consulting Agreement for Mr. Bruner described under "Item 13 - Certain Relationships and Related Transactions" contains the following described anti-dilution provision. Upon the completion of any subsequent transaction involving the issuance of common stock of the Company, or the issuance of any security which is convertible, by its terms into common stock of the Company (a "Financing"), the Company shall grant the person additional options to purchase shares of the Company's common stock at the same per share price as that involved in the Financing. The number of options granted to the person shall be sufficient to maintain his ownership interest in the Company (the ratio of (a) the sum of the number of his unexercised options (both vested and unvested) plus the number of shares owned by him as result of exercising options to (b) the total number of outstanding shares of the Company's common stock plus the number of shares represented by all unexercised options) at the level that existed immediately prior to such Financing.


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

                                                        Title of         Number of Shares
               Name                                      Class          Beneficially Owned          Percent of Class
                                                        -------         ------------------          ----------------

   5% or Greater Holders

   Brek Energy Corporation (1)
   19/F, 80 Glouster Road                                Common             16,500,000                   45.0%
   Wan Chai, Hong Kong                                 Preferred                500                       100%


           Directors and Executive Officers

   Marc Bruner  (2) (3)                                  Common              5,104,084                   15.0%

   Mark A. Erickson (2) (4)                              Common              4,337,108                   12.8%

   Michael K. Decker (2)                                 Common               301,000                      *

   W. King Grant (2)                                     Common               512,000                     1.6%

   Gregory Pek (2)                                       Common             16,550,000                   45.1%

   Carmen (Tony) Lotito (2)                              Common               618,750                     1.9%

   Carl Stadelhofer (2)                                  Common               50,000                       *
                                                                                                           *
   Howard O. Sharpe (2)                                  Common               299,140                      *

   All Directors and Executive Officers as a Group       Common             27,772,082                   66.7%
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

Mr. Bruner's agreement also provides for certain payments in the event that the agreement is terminated for any reason other than his voluntary termination, death, disability or termination for cause. In the event that Mr. Bruner's agreement is terminated by the Company without cause or due to certain change of control events, Mr. Bruner is entitled to receive a cash payment of $1,000,000, if terminated prior to the first anniversary of the effective date, or a cash payment of $2,500,000, if terminated after the first anniversary of the effective date. See "Item 11 - Executive Compensation - anti-Dilution Provisions of Employment Agreements and Consulting Agreement" for additional information on Mr. Bruner's Strategic Consulting Agreement.

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

     10.5 Financing Agreement with Canaccord International Ltd. dated March 15, 2001 (6)

     10.6 Financial Services Agreement with Canaccord International Ltd. dated March 15, 2001 (6)

     10.7 Private Placement Agency Agreement with Canaccord International Ltd. dated as of March 22, 2001 (7)


     10.8 Form of Stock  Option  Agreement  under the 1999 Stock Option Plan (9)
          10.9 Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (9)

     10.10 Form of Stock Option Agreement dated February 8, 2001 between Gasco and each of Mark A. Erickson, Marc Bruner, J. Timothy Bowes, Carl Stadelhofer and Howard O. Sharpe (9)

     10.11 W. King Grant Employment Contract dated June 22, 2001 (9)

     10.12 Michael Decker Employment Contract dated June 29, 2001 (8)

     10.13 Mark A. Erickson Employment Contract dated July 11, 2001 (9)

     10.14Consulting  Agreement  dated  July 11,  2001,  between  Gasco and Marc
          Bruner (9)

     10.15Muddy Creek  Exploration  Agreement  dated  August 15,  2001,  between
          Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (9)

     10.16CD Exploration  Agreement dated August 15, 2001,  between Gasco, Shama
          Zoe Limited Partnership and Burlington Oil and Gas Company (9)

     10.17Gamma Ray Exploration  Agreement dated August 15, 2001, between Gasco,
          Shama Zoe Limited Partnership and Burlington Oil and Gas Company (9)

     10.18Sublette  County WY AMI Agreement dated August 22, 2001 between Gasco,
          Alpine Gas Company and Burlington Oil and Gas Company (9)

     10.19Lead Contractor  Agreement  dated January 24, 2002,  between Gasco and
          Halliburton Energy Services, Inc. (9)


     99.1 Certification of Chief Executive Officer of Gasco Energy, Inc. Pursuant to 18 U.S.C. ss. 1350

     99.2 Certification of Chief Financial Officer of Gasco Energy, Inc. Pursuant to 18 U.S.C. ss. 1350


        (1)   Incorporated by reference to the exhibits filed with
              the Company's Form 8-K dated January 31, 2001.
        (2)   Incorporated by reference to the exhibits filed with
              the Company's Form 8-K dated December 31, 1999.
        (3)   Incorporated  by reference to the exhibits filed with
              the Company's Form 10-SB dated July 23, 1999.
        (4)   Incorporated by reference to the exhibits filed with
              the Company's Form 10-QSB for the quarter ended
              September 30, 2000.
        (5) Incorporated by reference to the exhibits filed with the Company's Form 10-KSB for the fiscal year ended
               December 31, 1999.
        (6) Incorporated by reference to the exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 2000.
        (7) Incorporated by reference to the exhibits filed with the Company's Form 10-QSB for the quarter ended June 30, 2001.
              Incorporated by reference to the exhibit filed with the
               Company's Form 8-K filed on April 12, 2002.
        (9) Filed as an exhibit to the Company's Form 10-K filed on March 29, 2002.


       (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter during the period covered by this report:

Form 8-K dated October 3, 2001 filed     Slide Presentation datedOctober 4, 2001
 October 3, 2001                         Executive Summary dated October 4, 2001
                                          (Items 7 and 9)

Form 8-K dated October 10, 2001 filed    Press Release dated October 4, 2001
 October 10, 2001                         (Items 7 and 9)

Form 8-K dated October 11, 2001 filed    Press Release dated October 11, 2001
 October 11, 2001                         (Items 7 and 9)

Form 8-K/A dated October 22, 2001        Amendment to Form 8-K dated filed
 filed October 22, 2001                    January 31, 2001  (Item 7)

Form 8-K dated October 26, 2001 filed   Press Release dated October 26, 2001
 October 26, 2001                         (Items 7 and 9)

Form 8-K dated October 26, 2001 filed   Slide Presentation dated October 17,2001
 October 26, 2001                         (Items 7 and 9)

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

GASCO ENERGY, INC.                                       Dated:  August 2, 2002



By       /s/ Mark Erickson
         ------------------------
..          Mark Erickson, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                      DATE



/s/ Mark Erickson                             Director and President            August 2, 2002
-------------------------------------        Chief Executive Officer
Mark Erickson


/s/ Marc Bruner                                       Director                  August 2, 2002
-------------------------------------
Marc Bruner


/s/ Carl Stadelhofer                                  Director                  August 2, 2002
-------------------------------------
Carl Stadelhofer


/s/ Carmen Lotito                                     Director                  August 2, 2002
--------------------------------------
Carmen Lotito


/s/ Michael Decker                     Director and Executive Vice President    August 2, 2002
-----------------------------------         Chief Operating Officer
Michael Decker


/s/ W. King Grant                       Director and Executive Vice President   August 2, 2002
-----------------------------------   Principal Financial and Accounting Officer
W. King Grant