Form 10-Q
period 2002-06-30
GASCO ENERGY INC
filed 2002-08-05
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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

                                    No Change
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of common shares outstanding as of August 2, 2002:     35,188,800 shares




ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                                                         GASCO ENERGY, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                                                             June 30,                December 31,
                                                                                               2002                      2001

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                     $2,478,015              $ 12,296,585
  Restricted cash                                                                                  250,000                         -
  Accounts receivable and prepaid expenses                                                         221,989                   157,099
                                                                                                 ---------                -- -------
          Total                                                                                  2,950,004                12,453,684
                                                                                                 ---------                ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                                                     5,596,322                         -
    Unproved mineral interests                                                                  30,452,083                 9,152,740
  Furniture, fixtures and other                                                                    144,291                    59,445
                                                                                                ----------                 ---------
           Total                                                                                36,192,696                 9,212,185
                                                                                                ----------                 ---------

  Less accumulated depreciation, depletion,
     amortization and property impairment                                                        (693,107)                   (7,344)
                                                                                                 ---------                 ---------
           Total                                                                                35,499,589                 9,204,841
                                                                                                ----------                 ---------

TOTAL ASSETS                                                                                  $ 38,449,593              $ 21,658,525
                                                                                              ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                        $ 1,881,126                 $ 593,100
                                                                                               -----------                 ---------

  Series A Convertible  Redeemable Preferred stock - $.001 par value;  5,000,000 shares authorized; 500 shares issued and outstanding in
      2002; and 1,000 shares issued and outstanding in 2001                                              1                         1
  Common stock - $.0001 par value; 100,000,000 shares authorized;
      41,512,500 shares issued and 41,438,800 shares outstanding in
      2002; and 27,252,500 shares issued and 27,178,800 shares
      outstanding in 2001                                                                            4,151                     2,725
  Additional paid in capital                                                                    57,093,498                38,569,923
  Deferred compensation                                                                          (174,250)                 (261,375)
  Accumulated deficit                                                                         (20,224,638)              (17,115,554)
  Less cost of treasury stock of 73,700 common shares                                            (130,295)                 (130,295)
                                                                                                ----------                ----------
           Total                                                                                36,568,467                21,065,425
                                                                                                ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 38,449,593              $ 21,658,525
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



                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                         ------------------ ------ ----------------
                                                                                                     2002                      2001

REVENUES
  Oil and gas                                                                                    $  23,426                   $     -
  Interest                                                                                           6,501                     9,906
                                                                                                    ------                     -----
          Total                                                                                     29,927                     9,906
                                                                                                    ------                     -----

OPERATING EXPENSES
  General and administrative                                                                     1,390,079                   847,939
  Lease operating                                                                                   18,249                         -
  Depletion, depreciation and amortization                                                          29,549                     1,256
  Impairment                                                                                        69,125                         -
  Interest                                                                                                                    36,335
                                                                                                 ---------                    ------

           Total                                                                                 1,507,002                   885,530
                                                                                                 ---------                   -------

NET LOSS                                                                                     $ (1,477,075)                $(875,624)
                                                                                             =============                ==========

NET LOSS PER COMMON SHARE BASIC AND DILUTED                                                     $   (0.04)                 $  (0.04)
                                                                                                ==========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               35,087,971                24,857,500
                                                                                                ==========                ==========

























               The accompanying notes are an integral part of the
                       consolidated financial statements.


>




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                         ---------------- ------ ------------------
                                                                                                     2002                      2001

REVENUES
  Oil and gas                                                                                    $  51,932                    $    -
  Interest                                                                                          43,164                    25,567
                                                                                                    ------                    ------
          Total                                                                                     95,096                    25,567
                                                                                                    ------                    ------

OPERATING EXPENSES
  General and administrative                                                                     2,475,102                 1,526,468
  Lease operating                                                                                   43,315                         -
  Depletion, depreciation and amortization                                                         144,638                     2,501
  Impairment                                                                                       541,125                         -
  Interest                                                                                                                    57,358
                                                                                                 ---------                 ---------
                                                                                                         -
           Total                                                                                 3,204,180                 1,586,327
                                                                                                 ---------                 ---------

NET LOSS                                                                                     $ (3,109,084)              $(1,560,760)
                                                                                             =============              ============

NET LOSS PER COMMON SHARE BASIC AND DILUTED                                                     $   (0.09)                 $  (0.07)
                                                                                                ==========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               33,250,955                22,587,083
                                                                                                ==========                ==========
























               The accompanying notes are an integral part of the
                       consolidated financial statements.



>




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                         -------------------------------------------
                                                                                         ------------------ ------ -----------------
                                                                                                  2002                       2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $(3,109,084)             $ (1,560,760)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                                685,763                     2,501
     Value of stock options issued                                                                       -                   336,342
     Amortization of deferred compensation                                                          87,125                         -
     Changes in assets and liabilities provided (used) cash net of noncash activity
         Accounts receivable and prepaid expenses                                                 (64,890)                     6,988
         Accounts payable and accrued expenses                                                   1,288,026                 (242,627)
         Deferred offering costs                                                                                            (32,281)
                                                                                              --------------              ----------

  Net cash used in operating activities                                                        (1,113,060)               (1,489,837)
                                                                                               -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                                     (84,846)                  (27,440)
  Cash paid for oil and gas properties                                                         (8,370,664)               (4,335,115)
                                                                                               -----------               -----------

  Net cash used in investing activities                                                        (8,455,510)               (4,362,555)
                                                                                               -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                                                  (250,000)                         -
  Proceeds from sale of common stock                                                                     -                 6,825,000
  Cash paid for offering costs                                                                           -                 (574,835)
  Repayment of short-term borrowings                                                                     -                 (315,265)
  Cash received upon recapitalization and merger                                                         -                   265,029
  Distribution of Rubicon Oil and Gas, Inc.                                                                                (247,969)
                                                                                                 -----------               ---------

  Net cash (used in) provided by financing activities                                            (250,000)                 5,951,960
                                                                                                 ---------                 ---------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                                 (9,818,570)                    99,568

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                         12,296,585                   874,433
                                                                                                ----------                   -------

    END OF PERIOD                                                                              $ 2,478,015                 $ 974,001
                                                                                               ===========                 =========







               The accompanying notes are an integral part of the
                       consolidated financial statements.


                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The following unaudited pro forma information presents the financial information of the Company as if the consolidation of Gasco and Pannonian had taken place on January 1 of each period presented. The pro forma results, which are the same as the actual results for the quarters ended June 30, 2002 and 2001 are not indicative of future results.

                                       For the Six Months Ended June 30, 2001
                                      --------------------------------------
                                    As Reported                        Pro Forma

  Oil and gas revenue               $    -                               $    -

  Net loss                           (1,560,760)                     (1,760,387)

  Net loss per share basic
   and diluted                        $  (0.07)                        $ (0.08)
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

Restricted Cash

In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002, which was amended to $250,000 during May 2002. The letter of credit is collateralized with cash and terminates in January 2003. The portion of the Company's cash that collateralizes this letter of
credit  is  classified  as  restricted  cash  in  the   accompanying   financial
statements.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

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

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 6 have not been included in the computation of diluted net income (loss) per share during all periods because their inclusion would have been anti-dilutive.

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

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company's implementation of SFAS No. 142 on January 1, 2002 had no impact on its financial position or results of operations.

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

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of the adoption of this statement.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - PROPERTY ACQUISITION

On May 1, 2002, the Company issued 9,500,000 shares of its common stock for the acquisition of 62,276 net acres in the Greater Green River Basin in Sublette County Wyoming plus other assets and consideration. The acquisition is valued at $18,525,000 using a price of $1.95 per common share, which represents the closing price of the Company's common stock on April 23, 2002, the date the agreement was executed. This transaction replaces the previously described cash option structure and eliminates the $300,000 per month option payment as referred to in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 4 - SUSPENDED LEASES

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

NOTE 5 - PROPERTY IMPAIRMENT

During the six months ended June 30, 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The costs associated with this well of $541,125, were charged to impairment expense during the six months ended June 30, 2002 because the Company believes that the total costs for this well exceed the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

NOTE 6 - PROPERTY DISPOSITIONS

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

NOTE 7 - STOCK OPTIONS

During the first quarter of 2002, the Company issued an additional 250,000 options to purchase shares of common stock to employees of the Company, at exercise prices ranging from $1.58 to $1.73 per share. The exercise prices of the stock options equaled the trading price of the Company's common stock on the grant date. The options vest quarterly over a two-year period and expire within ten years from the grant date.

NOTE 8 - STATEMENT OF CASH FLOWS

During the six months ended June 30, 2002, the Company's non-cash investing activity consisted of the following transactions:

     Conversion of 500 shares of Preferred Stock into 4,750,000 shares of common stock.

     Issuance of 9,500,000 shares of common stock, valued at $18,525,000 in exchange for oil and gas properties.

Cash paid for interest during the six months ended June 30, 2001 was $57,358. There was no cash paid for interest during the six months ended June 30, 2002.

NOTE 9 - SUBSEQUENT EVENT

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek Energy Corporation ("Brek"), and certain other Gasco shareholders (the "Other Shareholders"), pursuant to which Brek and the Other Shareholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Shareholders. The Other Shareholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also has the option to acquire an additional 5% undivided interest in Gasco's undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment.

The transaction, previously announced as a letter of intent on May 24, 2002, simplifies the Company's capital structure by eliminating all preferred stock (which was convertible into 4,750,000 common shares) and the associated preferential voting rights. Following consummation of the transaction, the Company's capitalization consists of 35,188,800 outstanding common shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the periods ended June 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

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

Riverbend Project

The Riverbend project comprises approximately 97,098 gross acres in the Uinta Basin of northeastern Utah, of which the Company holds an interest in approximately 39,724 net acres as of June 30, 2002. Additionally, the Company has an opportunity to earn approximately 23,458 acres in this area under farmout and other agreements. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Mancos formations.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton has the option to earn a participation interest proportionate to their investment by funding the completions of Wasatch/Mesa Verde wells. The Company and Halliburton will also share technical information through the formation of a joint technical team.

Gasco began drilling the first well in this area during February 2002. Approximately $1,000,000 was spent on this well, which has been drilled, cased and facilities have been built. This well began selling gas in the beginning of July 2002. In April 2002, the Company began drilling its second operated well in this immediate area. The total cost of this well, which has been drilled, cased and the facilities are currently in place, is approximately $1,030,000. Sales of production from this well are anticipated to begin during the first week of August 2002. Gasco also has a 20% working interest in a well that was drilled by another operator in this area during April 2002. This well began selling gas during the first week of July 2002.

Greater Green River Basin Project

In Wyoming, Gasco established an Area of Mutual Interest ("AMI") with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of June 30, 2002, the Company leased approximately 109,412 gross acres and 99,002 net acres in this area.The exploration agreement governing the AMI requires Burlington to drill two wells and to shoot 180 miles of high-resolution 2-D seismic. Burlington has drilled two wells and has shot 80 miles of seismic. Currently, both of the wells drilled are completed; one is selling gas and the other is waiting on pipeline connection. During July 2002, the Company elected to participate in the drilling of a well in Sublette County Wyoming. Gasco will have a 35% interest in this well which will be operated by Burlington. If the well is not completed, Gasco's share of the drilling costs will be approximately $400,000. If the well is completed, Gasco's share of the drilling and completion costs will be approximately $900,000.

During February 2002, the Company purchased a 50% interest in 21,613 acres for approximately $1,428,000 and a 20% interest in 4,098 acres for approximately $107,000 in Sublette County, Wyoming. The Company also purchased additional leasehold interests in Sublette County, Wyoming covering approximately 16,606 acres for a total purchase price of $1,500,000 on February 19, 2002.

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

On May 1, 2002, the Company issued 9,500,000 shares of its common stock for the acquisition of 53,095 gross acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition is valued at $18,525,000 using a stock price of $1.95 per common share, which represents the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. This transaction replaces the previously described cash option structure and eliminates the $300,000 per month option payment as referred to in the Company's Form 10-K for the year ended December 31, 2001.

During February 2002, Gasco drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. This was the first well drilled within a newly created AMI with Cabot Oil and Gas, consisting of nine sections (5,760 gross acres, 1,440 net acres). The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March 2002. The net dry hole cost of the well was $541,125 and was recorded as impairment expense during the six months ended June 30, 2002.

During May 2002, the Company elected to participate in 3D seismic shoot covering 100 square miles in Sublette County, Wyoming. The Company's share of the costs for the seismic data was $850,000.

Southern California Project

The Company currently leases approximately 4,043 net acres in the Kern and San Luis Obispo Counties of southern California. The Company has no drilling or development plans for this acreage during 2002, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these three oil prospects. The Company may consider selling these positions in the future.

Subsequent Event

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek Energy Corporation ("Brek"), and certain other Gasco shareholders (the "Other Shareholders"), pursuant to which Brek and the Other Shareholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Shareholders. The Other Shareholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also has the option to acquire an additional 5% undivided interest in Gasco's undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment.

The transaction, previously announced as a letter of intent on May 24, 2002, simplifies the Company's capital structure by eliminating all preferred stock (which was convertible into 4,750,000 common shares) and the associated preferential voting rights. Following consummation of the transaction, the Company's capitalization consists of 35,188,800 outstanding common shares.

Oil and Gas Acreage

The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of June 30, 2002 and July 31, 2002. The gross acres are the same as of June 30 and July 31, 2002, however, the net acres have decreased from June 30, to July 31, 2002 as a result of the July 16, 2002 property sale describe above. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, which is summarized more completely below the table. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Pannonian's ownership in the primary objective formation.


                                                       Net
                           June 30, 2002              Acres        July 31, 2002
                    ----------------------------       Sold        -------------
                    ----------- --- ------------                   -------------
                        Gross             Net                             Net

  Utah                  97,098           39,724          (9,558)       30,166
  Wyoming              109,412           99,002         (24,370)       74,632
  California             4,068            4,043          (1,011)        3,032
                    -----------     ------------    -------------   -----------

      Total acres      210,588          142,769         (34,939)       107,830
                    ===========     ============    =============   ===========

Subsequent to December 31, 2001, the Company acquired approximately 40,065 gross (26,147 net) undeveloped acres in Sublette County, Wyoming. Approximately 21,614 gross acres and 9,726 net acres that were acquired in February 2002 in a lease sale held by the Wyoming Bureau of Land Management are subject to a protest by several environmental agencies and therefore these leases will not be issued to the Company until the protest is resolved in our favor. The Company also has the contractual right to acquire approximately 22,429 acres in the Uinta basin. This acquisition is subject to the Company's approval of title, which may effect the number of actual acres acquired.

In April 2002, the Company purchased an additional 53,095 gross acres in the Greater Green River Basin through the issuance of common stock. The Company can also earn a 37.5% interest in an additional 21,760 acres in Sublette County, Wyoming if it participates in the drilling of one well prior to October 1, 2002. The Company also has the right to earn a 20% interest in approximately 22,000 gross acres within the Uinta Basin by participating in the drilling of four wells prior to February 2004.

Results of Operations

All information for periods prior to March 30, 2001 represents the historical information of Pannonian because Pannonian was considered the acquiring entity for accounting purposes.

The Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

During the quarter and six months ended June 30, 2002, the Company owned interests in three producing wells, two of which began producing in late October of 2001 and one began producing in February 2002. The oil and gas revenue and lease operating expense during 2002 relate to these wells and is comprised of approximately 8,712 mcf of gas at an average price of $2.69 per mcf during the second quarter of 2002 and 18,500 mcf of gas at an average price of $2.81 per mcf during the first six months of 2002. The Company had no producing wells during the second quarter or the first six months of 2001.

Interest income during 2002 and 2001 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances. The decrease in interest income of $3,405 from the second quarter of 2001 to the second quarter of 2002 is primarily the result of lower interest rates partially offset by a higher average cash balance during the second quarter of 2002. The increase in interest income of $17,597 during the first six months of 2002 as compared with the first six months of 2001 is primarily due to a higher average cash balance primarily due to the sale of preferred and common stock during the second half of 2001.

General and administrative expense increased from $847,939 to $1,390,079 during the second quarter of 2002 compared to the second quarter of 2001, and from $1,526,468 to $2,475,102 during the first six months of 2001 compared to the first six months of 2002. Approximately $350,000 of the increase in general and administrative expense during the three and six months ended June 30, 2002 relates to the increased legal and consulting fees associated with the Company's property transactions described above. The remainder of the increase in both periods is primarily due to the increase in staff and professional fees associated with the commencement of its own operations.

 Depletion, depreciation and amortization expense during the second quarter and first six months of 2002 is comprised of $17,931 and $125,931 of depletion expense related to the Company's proved oil and gas properties and $11,618 and $18,707 of depreciation related to the Company's furniture, fixtures and other assets, respectively. The corresponding expense during the second quarter and first six months of 2001 consists of the depreciation expense related to the Company's furniture, fixtures and other assets.

The impairment expense during the second quarter and first six months of 2002 represents costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The natural gas encountered in this well was not of sufficient quantities to be deemed economic, therefore, the costs associated with this well were charged to impairment expense during the quarter and six months ended June 30, 2002.

The interest expense during the three and six months ended June 30, 2001 represents the interest incurred on the Company's outstanding notes payable, which were repaid during 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and cash equivalents of $2,478,015 compared to cash and cash of equivalents of $12,296,585 at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the following significant items combined with the cash used in operations of $1,113,060 and other oil and gas property related expenditures.

- During February 2002, the Company acquired leasehold interests covering approximately 16,606 acres in the Greater Green River Basin located in west-central Wyoming for $1,500,000.
- The Company acquired a 50% interest in 21,613 acres in Sublette County Wyoming for approximately
         $1,428,000 during February 2002.
- In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002, which was subsequently amended during May 2002, to $250,000. The letter is collateralized with cash, which is classified as restricted cash in the accompanying financial statements, and terminates in January 2003.
- The Company drilled two productive wells in Uintah County, Utah for approximately $2,030,000 and one well, which was a dry hole in Sublette County, Wyoming for $541,125.
- During the six months ended June 30, 2002, the Company incurred unproved property costs comprised of delay rentals and the purchase of numerous acreage positions in Wyoming and Utah of $1,300,000.
- During May 2002, the Company elected to participate in 3D seismic shoot covering 100 square miles in Sublette County, Wyoming for $850,000.

Working capital decreased from $11,860,584 at December 31, 2001 to $1,068,878, primarily due to expenditures discussed above.

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

To date, the Company's capital needs have been met primarily through equity financings. In order to earn interests in additional acreage and depths in Riverbend, the Company will need to expend significant additional capital to drill and complete wells. It will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2002 and 2003. The Company is considering several options for raising additional capital such as equity offerings, asset sales, the formation of a drilling fund, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all. Any financing by Gasco will likely result in substantial dilution to the Company's stockholders.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed the caption "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 3A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 2 -      Changes of Securities

              On May 1, 2002, the Company issued 9,500,000 shares of common stock to Shama Zoe Limited Partnership in exchange for 62,276 net acres plus other assets and consideration in the Greater Green River Basin in Sublette County, Wyoming. The acquisition is valued at $18,525,000 using a price of $1.95 per common share, which represents the closing price of the Company's common stock on April 23, 2002, the date the agreement was executed. The issuance of shares of common stock in this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the shares were offered and issued to a single purchaser who is a sophisticated buyer.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

              None.

Item 5 -      Other Information

              None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

 Exhibit Number                                Exhibit

     2.1 Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002).

     3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000.

     3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K/A dated January 31, 2001, filed on February 16, 2001).

     3.3 Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company's Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).

     3.4 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002).

     4.1 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

     99.1 Certification of Chief Executive Officer of Gasco Energy, Inc. Pursuant to 18 U.S.C.ss.1350

     99.2 Certification of Chief Financial Officer of Gasco Energy, Inc. Pursuant to 18 U.S.C.ss.1350


     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:


Form 8-K dated April 11, 2002 filed    Item 7 - Exhibit-Employment Contract,
April 12, 2002                         dated June 29, 2001.


Form 8-K dated May 1, 2002 filed       Item 2 - Acquisition of Assets
May 9, 2002                            Item 7 - Exhibit - Property Purchase
                                       Agreement dated as of April 23, 2002,
                                       between the Company and Shama Zoe Limited
                                       Partnership.

Form 8-K dated June 5, 2002 filed      Item 9 - Press Release.
June 5, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GASCO ENERGY, INC.



Date:  August 2, 2002                By: /s/ W. King Grant
                                     -----------------------------------------
                                     W. King Grant, Executive Vice President
                                     Principal Financial and Accounting Officer