Form 10-Q
period 2002-09-30
GASCO ENERGY INC
filed 2002-11-13
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of common shares outstanding as of November 13, 2002:  41,688,800 shares


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS
                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          September 30,              December 31,
                                                                                               2002                      2001
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                      $5,449,764             $ 12,296,585
  Restricted cash                                                                                   250,000                        -
  Accounts receivable and prepaid expenses                                                           75,493                  157,099
                                                                                                     ------               ----------
          Total                                                                                   5,775,257               12,453,684
                                                                                                  ---------               ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                                                      7,668,086                        -
    Unproved mineral interests                                                                   13,901,906                9,152,740
  Furniture, fixtures and other                                                                     144,291                   59,445
                                                                                                    -------                ---------
           Total                                                                                 21,714,283                9,212,185
                                                                                                 ----------                ---------

  Less accumulated depreciation, depletion,
     amortization and property impairment                                                         (744,264)                  (7,344)
                                                                                                  ---------                ---------
           Total                                                                                 20,970,019                9,204,841
                                                                                                 ----------                ---------

TOTAL ASSETS                                                                                   $ 26,745,276             $ 21,658,525
                                                                                               ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                         $ 2,367,859                $ 593,100
                                                                                                -----------                ---------

REDEEMABLE COMMON STOCK                                                                           1,400,000
                                                                                                  ---------                --------

STOCKHOLDERS' EQUITY
  Series A Convertible Redeemable Preferred stock - $.001 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding
      in 2001                                                                                             -                        1
  Common stock - $.0001 par value; 100,000,000 shares authorized;
      41,762,500 shares issued and 41,688,800 shares outstanding in
      2002; and 27,252,500 shares issued and 27,178,800 shares
      outstanding in 2001                                                                             4,176                    2,725
  Additional paid in capital                                                                     44,958,453               38,569,923
  Deferred compensation                                                                           (147,812)                (261,375)
  Accumulated deficit                                                                          (21,707,105)             (17,115,554)
  Less cost of treasury stock of 73,700 common shares                                             (130,295)                (130,295)
                                                                                                  ---------               ----------
           Total                                                                                 22,977,417               21,065,425
                                                                                                 ----------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 26,745,276             $ 21,658,525
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



                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Three Months Ended
                                                                                                        September 30,
                                                                                         -------------------------------------------
                                                                                                     2002                      2001

REVENUES
  Oil and gas                                                                                    $  43,611                   $     -
  Interest                                                                                          19,198                   111,639
                                                                                                    ------                   -------
          Total                                                                                     62,809                   111,639
                                                                                                    ------                   -------

OPERATING EXPENSES
  General and administrative                                                                     1,461,377                   845,802
  Lease operating                                                                                   32,742                         -
  Depletion, depreciation and amortization                                                          51,157                       348
  Interest                                                                                                                    10,005
                                                                                                  --------                    ------
           Total                                                                                 1,545,276                   856,155
                                                                                                 ---------                   -------


NET LOSS                                                                                       (1,482,467)                 (744,516)
                                                                                               -----------                 ---------

Preferred Stock deemed distribution                                                                                     (11,400,000)
                                                                                               -----------              ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                 $ (1,482,467)            $ (12,144,516)
                                                                                             =============            ==============

NET LOSS PER COMMON SHARE BASIC AND DILUTED                                                     $   (0.04)               $    (0.45)
                                                                                                ==========               ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               40,502,336                26,860,708
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


                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                         ------------------------------------------
                                                                                                     2002                      2001
REVENUES
  Oil and gas                                                                                    $  95,543                    $    -
  Interest                                                                                          62,362                   137,206
                                                                                                    ------                   -------
          Total                                                                                    157,905                   137,206
                                                                                                   -------                   -------

OPERATING EXPENSES
  General and administrative                                                                     3,936,479                 2,412,271
  Lease operating                                                                                   76,057                         -
  Depletion, depreciation and amortization                                                         195,795                     2,848
  Impairment                                                                                       541,125                         -
  Interest                                                                                                                    67,363
                                                                                                 ---------                    ------
                                                                                                         -
           Total                                                                                 4,749,456                 2,482,482
                                                                                                 ---------                 ---------

NET LOSS                                                                                       (4,591,551)               (2,345,276)
                                                                                               -----------               -----------

Preferred Stock deemed distribution                                                                                     (11,400,000)
                                                                                             -------------              ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                 $ (4,591,551)            $ (13,745,276)
                                                                                             =============            ==============

NET LOSS PER COMMON SHARE BASIC AND DILUTED                                                     $   (0.13)               $    (0.57)
                                                                                                ==========               ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                             35,389,349                  24,011,625
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



                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                         -------------------------------------------
                                                                                                  2002                       2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $(4,591,551)             $ (1,560,760)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                                736,920                     2,501
     Value of stock options issued                                                                       -                   336,342
     Amortization of deferred compensation                                                         113,563                         -
     Changes in assets and liabilities provided (used) cash
         Accounts receivable and prepaid expenses                                                   81,606                     6,988
         Accounts payable and accrued expenses                                                   1,774,759                 (242,627)
         Deferred offering costs                                                                                            (32,281)
                                                                                               -------------                --------

  Net cash used in operating activities                                                        (1,884,703)               (1,489,837)
                                                                                               -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                                     (84,846)                  (27,440)
  Cash paid for oil and gas properties                                                        (10,601,252)               (4,335,115)
                                                                                              ------------               -----------

  Net cash used in investing activities                                                       (10,686,098)               (4,362,555)
                                                                                              ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                                                  (250,000)                         -
  Proceeds from sale of common stock                                                             6,500,000                 6,825,000
  Cash paid for offering costs                                                                   (526,020)                 (574,835)
  Repayment of short-term borrowings                                                                     -                 (315,265)
  Cash received upon recapitalization and merger                                                         -                   265,029
  Distribution of Rubicon Oil and Gas, Inc.                                                                                (247,969)
                                                                                               -------------               ---------

  Net cash provided by financing activities                                                      5,723,980                 5,951,960
                                                                                                 ---------                 ---------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                                 (6,846,821)                    99,568

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                         12,296,585                   874,433
                                                                                                ----------                   -------
    END OF PERIOD                                                                              $ 5,449,764                 $ 974,001
                                                                                               ===========                 =========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") (formerly known as San Joaquin Resources Inc. ("SJRI")) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Prior to January 1, 2002, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

On February 1, 2001, SJRI, a Nevada corporation, and Pannonian Energy, Inc. ("Pannonian"), a Delaware corporation, entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby a subsidiary of SJRI merged into Pannonian and SJRI issued 14,000,000 shares of its common stock to the former stockholders of Pannonian in exchange for all of the outstanding shares and warrants of Pannonian. Certain stockholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital in connection with the transaction, and as a result the existing stockholders of Pannonian acquired control of the combined company. For financial reporting purposes this business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer.

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

The following unaudited pro forma information presents the financial information of the Company as if the consolidation of Gasco and Pannonian had taken place on January 1, 2001. The pro forma results, which are the same as the actual results for the quarter and nine months ended September 30, 2002 and for the quarter ended September 30, 2001 are not indicative of future results.

                                For the Nine Months Ended September 30, 2001
                            As Reported                            Pro Forma

  Oil and gas revenue           $    -                             $    -

  Net loss                     (2,345,276)                        (2,544,903)

  Net loss per common
    share basic and diluted    $  (0.57)                           $ (0.58)

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

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 10 have not been included in the computation of diluted net income (loss) per share during all periods because their inclusion would have been anti-dilutive.

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

NOTE 3 - SALE OF COMMON STOCK

On August 14, 2002, the Company issued 6,500,000 shares of common stock for net proceeds of approximately $6.0 million in a private offering. These shares were subsequently registered for resale on a Form S-1 Registration Statement filed on August 27, 2002. The Company intends to use the net proceeds from this offering to fund its remaining 2002 capital budget.

NOTE 4 - REPURCHASE OF COMMON AND PREFERRED STOCK

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek Energy Corporation ("Brek"), and certain other Gasco stockholders (the "Other Stockholders"), pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders. The Other Stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also has the option to acquire an additional 5% undivided interest in Gasco's undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment.

The transaction was previously estimated to be valued at $22,000,000 based on an average price of $2.00 per common share when the letter of intent was signed. The transaction was valued at $16,709,000 based on the average trading price of the Company's common stock when the transaction was executed. In accordance with Securities and Exchange Commission Regulation S-X rule 4.10, the transaction was recorded as a reduction to the Company's unproved properties and a reduction to the Company's additional paid in capital, preferred stock and common stock.

The transaction, previously announced as a letter of intent on May 24, 2002, simplifies the Company's capital structure by eliminating all preferred stock (which was convertible into 4,750,000 common shares) and the associated preferential voting rights.

NOTE 5 - PROPERTY ACQUISITION

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to the Shama Zoe Limited Partnership ("Shama Zoe"), a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres in the Greater Green River Basin in Sublette County Wyoming plus other assets and consideration. The acquisition was valued at $18,525,000 using a price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002, the date the agreement was executed. This transaction replaced the previously described cash option structure and eliminated the $300,000 per month option payment as referred to in the Company's Form 10-K for the year ended December 31, 2001.

In connection with this transaction, the Board of Directors of the Company authorized the payment to an employee of the Company who was instrumental in securing the Company's agreement with Shama Zoe, of $300,000 in cash and the issuance of options to purchase 250,000 shares of Gasco common stock at an exercise price of $1.95 per share, which is equal to the fair market of the common stock on April 23, 2002. The cash payment was accrued in the accompanying financial statements as of September 30, 2002.

NOTE 6 - REDEEMABLE COMMON STOCK

The original Property Purchase Agreement governing the Shama Zoe transaction described in Note 5 prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described in Note 3, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. This option is recorded as redeemable common stock as of September 30, 2002 in the accompanying financial statements. Additionally, the value of this option, using the Black Scholes model, of $250,000 has been recorded as additional noncash offering costs associated with the Company's sale of common stock as described in Note 3.

NOTE 7 - SUSPENDED LEASES

During February 2002, the Company was notified by the Bureau of Land Management ("BLM") in Wyoming that several environmental agencies filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. Approximately 9,726 net acres valued at approximately $1,428,000 which were purchased by the Company are being held in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense. Effective July 16, 2002, the Company assigned 25% of its interest in these suspended leases to Brek resulting in the Company's total net acres being reduced to 7,295 net acres. As of September 30, 2002, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

NOTE 8 - PROPERTY IMPAIRMENT

During the nine months ended September 30, 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The costs associated with this well of $541,125, were charged to impairment expense during the nine months ended September 30, 2002 because the Company believes that the total costs for this well exceed the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

NOTE 9 - PROPERTY DISPOSITIONS

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

The oil and gas properties, cash and liabilities were transferred to a newly formed entity Rubicon Oil and Gas, Inc. ("Rubicon"). The Pannonian stockholders were allocated shares in Rubicon on a one for one basis with their Pannonian shares.

The Company held, through PIL, non-United States oil and gas properties. In accordance with the Agreement, the Company distributed, as a dividend in kind, all of the outstanding shares of PIL to the stockholders of the Company on a one to one basis with their Pannonian shares. The book value of the PIL shares as of the date of distribution was approximately $174,000.

NOTE 10 - STOCK OPTIONS

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

NOTE 11 - RELATED PARTY TRANSACTION

During the first nine months of 2002, Gasco paid $110,266 in consulting fees to an unrelated third party. The obligation to pay these fees was a joint and several liability of Gasco and a company of which two of Gasco's directors have a combined 66.67% ownership.

NOTE 12 - STATEMENT OF CASH FLOWS

During the nine months ended September 30, 2002, the Company's non-cash investing activity consisted of the following transactions:

     Conversion of 500 shares of Preferred Stock into 4,750,000 shares of common stock.

     Issuance of 9,500,000 shares of common stock, valued at $18,525,000 in exchange for oil and gas properties.

     Repurchase of 500 shares of preferred stock and 6,250,000 shares of common stock in exchange for an undivided 25% working interest in the Company's undeveloped acreage valued at $16,709,000.

     Reclassification of $1,400,000 from additional paid in capital to redeemable common stock to reflect the option described in Note 6.

     Noncash stock offering costs of $250,000 incurred in connection with redeemable common stock as described in Note 6.

Cash paid for interest during the nine months ended September 30, 2001 was $67,363. There was no cash paid for interest during the nine months ended September 30, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the periods ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

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

Certain stockholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital stock on completion of the transaction contemplated by the Pannonian Agreement.

Upon completion of the transaction, Pannonian became a wholly owned subsidiary of the Company. However, since this transaction resulted in the existing stockholders of Pannonian acquiring control of the Company, for financial reporting purposes the business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer. All information presented for periods prior to March 30, 2001 represents the historical information of Pannonian.

Critical Accounting Policies

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

Riverbend Project

In the Uinta Basin of Northeastern Utah, the Riverbend project targets natural gas production from basin-centered tight sand reservoirs. As of September 30, 2002 the Company held an interest in 96,678 gross acres (30,406 net acres) in the project area. The Company has earned or acquired an additional 30,449 gross (17,721 net) acres in this area for which it has not yet received leasehold assignments. Additionally, the Company has an opportunity to earn approximately 18,566 gross acres (5,672 net acres) by drilling in this project.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton has the option to earn a participation interest proportionate to its investment by funding the completions of wells in the Wasatch, Mesaverde and Mancos formations. The Company and Halliburton also share technical information through the formation of a joint technical team.

Gasco drilled its first operated well in this area during February 2002. Gasco spent approximately $1,000,000 on this well, which began selling gas in early July 2002. In April 2002, the Company drilled its second operated well in this immediate area for a total cost of approximately $1,300,000. Sales of production from this well began during the middle of August 2002. Compressor capacity limitations on a third party gathering system in this area have caused one of these wells to be shut-in and have significantly restricted the production rate of the other well. The Company is considering several options for increasing compressor capabilities, the most likely of which is to install a new and larger compressor to the system. As Gasco's production will take up all of the new compressor's capacity, it is anticipated that Gasco will be responsible for the full installation cost and most of the operating expenses of the new compressor. The installation and operation of the new compressor for the next six months is anticipated to range between $80,000 and $100,000. Gasco began drilling it's third operated well in this area during September 2002. The well recently reached total depth and preliminary results indicate that this well will be completed during the fourth quarter of 2002. The Company's share of the costs for this well is expected to be approximately $950,000. Gasco also has a 14% to

20% working interest in five additional wells that have been drilled by ConocoPhillips in this area during late 2001 and through the third quarter of 2002. Four of these wells have been completed and are currently selling gas and one is awaiting completion.

Greater Green River Basin Project

In Wyoming, the Greater Green River Basin project targets natural gas production from basin-centered tight sand reservoirs. Gasco established an Area of Mutual Interest ("AMI") with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of September 30, 2002, the Company has leasehold interests in approximately, 115,121 gross acres and 76,555 net acres in this area. The exploration agreement governing the AMI required Burlington to drill two wells and to shoot 180 miles of high-resolution 2-D seismic. As of September 30, 2002, Burlington had completed shooting the 180 miles of 2-D seismic and had drilled and completed both of the wells, one of which is currently selling gas. The Company participated in the drilling of a well in Sublette County Wyoming, which was spudded during September 2002. Gasco has a 31.5% interest in this well, which is operated by Burlington. The well is currently being completed and the Company's share of the total cost for this well is expected to be approximately $700,000. The Company elected to participate in the drilling of another well in this area, which was spudded during the beginning of October 2002. Preliminary results indicate that this well will be completed, therefore the Company's share of the drilling and completion costs are expected to be approximately $900,000.

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company assigned 25% of this suspended interest to Brek resulting in the Company's net acres being reduced from 9,726 to 7,295 net acres. As of September 30, 2002, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. These issued leases are reflected in the Company's total acreage position stated above. To date, 15,914 gross acres (5,371 net acres) remain in suspense and this leasehold interest is not included in the totals above. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

The Company also purchased additional leasehold interests in Sublette County, Wyoming covering approximately 18,451 gross acres (16,421 net acres) for a total purchase price of $1,500,000 on February 19, 2002. Effective July 16, 2002 the Company assigned 25% of its interest to Brek resulting in the Company's net acres being reduced from 16,421 to 12,316.

During February 2002, Gasco drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March 2002. The net dry hole cost of the well was $541,125 and was recorded as impairment expense during the nine months ended September 30, 2002 because the Company believes that the total costs for this well exceed the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to the Shama Zoe Limited Partnership ("Shama Zoe"), a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition is valued at $18,525,000 using a stock price of $1.95 per common share, which represents the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. The original Property Purchase Agreement governing this transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described below, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002.This transaction replaced the previously described cash option structure and eliminated the $300,000 per month option payment as referred to in the Company's Form 10-K for the year ended December 31, 2001.

In connection with this transaction, the Board of Directors of the Company authorized the payment to an employee of the Company who was instrumental in securing the Company's agreement with Shama Zoe, of $300,000 in cash and the issuance of options to purchase 250,000 shares of Gasco common stock at an exercise price of $1.95 per share, which is equal to the fair market of the common stock on April 23, 2002. The cash payment was accrued in the accompanying financial statements as of September 30, 2002.

During May 2002, the Company elected to participate in a 3D seismic shoot covering 100 square miles in Sublette County, Wyoming. The Company's share of the costs for the seismic data was $850,000.

Southern California Project

The Company currently leases approximately 3,032 net acres in the Kern and San Luis Obispo Counties of southern California. The Company has no drilling or development plans for this acreage during 2002, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these three oil prospects. The Company may consider selling these positions in the future.

Repurchase of Stock for Acreage

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek Energy Corporation ("Brek"), and certain other Gasco stockholders (the "Other Stockholders"), pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders. The Other Stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also has the option to acquire an additional 5% undivided interest in Gasco's undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment.

The transaction was previously estimated to be valued at $22,000,000 based on an average price of $2.00 per common share when the letter of intent was signed. The transaction was valued at $16,609,000 based on the average trading price of the Company's common stock when the transaction was executed. In accordance with Securities and Exchange Commission Regulation S-X rule 4.10, the transaction was recorded as a reduction to the Company's unproved properties and a reduction to the Company's additional paid in capital, preferred and common stock.

The transaction, previously announced as a letter of intent on May 24, 2002, simplifies the Company's capital structure by eliminating all preferred stock (which was convertible into 4,750,000 common shares) and the associated preferential voting rights.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of September 30, 2002. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.

                           Undeveloped Acres                   Developed Acres
                       ---------------------------     ------------------------
                         Gross            Net             Gross             Net

   Utah                    96,118          30,145          560              261
   Wyoming                115,041          76,502           80               53
   California               4,068           3,032
                       -----------    ------------     -------------     -------

       Total acres        215,227         109,679          640              314
                       ===========    ============     ==========       =======

Approximately 21,614 gross acres (9,726 net acres) that were acquired in February 2002 in a lease sale held by the Wyoming Bureau of Land Management were placed in suspense pending the resolution of a protest filed by several environmental groups and therefore these leases will not be issued to the Company until the protest is resolved in our favor. Effective July 16, 2002, the Company agreed to assign 25% of this suspended interest to Brek resulting in the Company's total net acres being reduced from 9,726 net acres to 7,295 net acres. As of September 30, 2002, the BLM has released from suspense and issued leases covering 5,700 gross acres (1,924 net acres) to the Company leaving 15,914 gross acres (5,371 net acres) remaining in suspense. Only the issued leases are reflected in the Company's total acreage position stated in the table above.

As of September 30, 2002, the Company has purchased or earned 9,637 gross (1,750 net) acres in the Uinta basin in Utah and in Sublette County, Wyoming but has not yet received leasehold assignments. The Company also has the contractual right to earn 42,594 gross (21,849 net) acres within the Uinta basin and 3,682 gross (932 net) acres in Sublette County through future drilling projects that must be completed at various dates through the end of May 2006. All of this acreage is excluded from the table above.

Sale of Common Stock

On August 14, 2002, the Company issued 6,500,000 shares of common stock for net proceeds of approximately $6.0 million in a private offering. The Company intends to use the net proceeds from this offering to fund its remaining 2002 capital budget.

Results of Operations

All information for periods prior to March 30, 2001 represents the historical information of Pannonian because Pannonian was considered the acquiring entity for accounting purposes.

The Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

During the quarter and nine months ended September 30, 2002, the Company owned interests in six producing wells, two of which began producing in late October of 2001 and the remainder began producing during 2002. The oil and gas revenue and lease operating expense during 2002 relate to these wells and is comprised of approximately 27,965 mcf of gas at an average price of $1.56 per mcf during the third quarter of 2002 and 46,465 mcf of gas at an average price of $2.05 per mcf during the first nine months of 2002. The Company had no producing wells during the third quarter or the first nine months of 2001.

Interest income during 2002 and 2001 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances. Interest income decreased $92,441 and $74,844 from the third quarter of 2001 to the third quarter of 2002 and from the first nine months of 2001 to the first nine months of 2002, respectively. The decrease is primarily the result of a higher average cash balance during the third quarter and first nine months of 2001 primarily due to the sale of preferred and common stock during the second half of 2001.

General and administrative expense increased from $845,802 to $1,461,377 during the third quarter of 2002 compared to the third quarter of 2001, and from $2,412,271 to $3,936,479 during the first nine months of 2001 compared to the first nine months of 2002. The increase in both periods is primarily due to the increase in staff and professional fees associated with the commencement of its own operations. General and administrative expense during the third quarter and the first nine months of 2002 includes $110,266 in consulting fees paid on behalf of a company of which two of Gasco's directors have a combined 66.67% ownership.

Depletion, depreciation and amortization expense during the third quarter and first nine months of 2002 is comprised of $39,325 and $165,255 of depletion expense related to the Company's proved oil and gas properties and $11,832 and

$30,540 of depreciation related to the Company's furniture, fixtures and other assets, respectively. The corresponding expense during the third quarter and first nine months of 2001 consists of the depreciation expense related to the Company's furniture, fixtures and other assets.

The impairment expense during the first nine months of 2002 represents costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The natural gas encountered in this well was not of sufficient quantities to be deemed economic, therefore, the costs associated with this well were charged to impairment expense during the nine months ended September 30, 2002 because the Company believes that the total costs for this well exceed the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

The interest expense during the three and nine months ended September 30, 2001 represents the interest incurred on the Company's outstanding notes payable, which were repaid during 2001.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $5,449,764 compared to cash and cash of equivalents of $12,296,585 at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the following significant items combined with the cash used in operations of $1,884,703, which was partially offset by the $5,973,980 in net proceeds from the August 14, 2002 sale of common stock.

- During February 2002, the Company acquired leasehold interests covering approximately 18,451 gross acres (16,421 net acres) in the Greater Green River Basin located in west-central Wyoming for $1,500,000.

- The Company acquired a 45% interest in 21,614 acres in Sublette County Wyoming for approximately $1,428,000 during February 2002. Effective July 16, 2002, the Company assigned 25% of its interest to Brek.

- In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002, which was subsequently amended during May 2002, to $250,000. The letter is collateralized with cash, which is classified as restricted cash in the accompanying financial statements, and terminates in January 2003.

- The Company drilled three productive operated wells in Uintah County, Utah for approximately $3,250,000 and one well, which was a dry hole in Sublette County, Wyoming for $541,125.

- The Company participated in the drilling of five productive wells in Uintah County, Utah and one well in Sublette County, Wyoming, all of which are operated by other companies, for approximately $1,950,000.

- During the nine months ended September 30, 2002, the Company incurred unproved property costs comprised of delay rentals and the purchase of numerous acreage positions in Wyoming and Utah of $1,100,000.

- During May 2002, the Company elected to participate in 3D seismic shoot covering 100 square miles in Sublette County, Wyoming for $850,000.

Working capital decreased from $11,860,584 at December 31, 2001 to $3,407,398, primarily due to the property related expenditures partially offset by the stock offering proceeds discussed above.

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

To date, the Company's capital needs have been met primarily through equity financings. In order to earn interests in additional acreage and depths in Riverbend, the Company will need to expend significant additional capital to drill and complete wells. It will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2003. The Company will use the net proceeds of approximately $6,000,000 from the August 14, 2002 private stock offering to fund the remaining 2002 capital budget. The Company is also considering several options for raising additional capital to fund its 2003 operational budget such as equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed under the caption "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2001. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

ITEM 4 - CONTROLS AND PROCEDURE

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation was conducted.

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 2 -      Changes in Securities and Use of Proceeds

               On August 14, 2002, the Company issued 6,500,000 shares of common stock in a private offering for a price of $1.00 per share, resulting in net proceeds of approximately $6.0 million. The Company's financial advisors, Energy Capital Solutions, LLC and EnerCom, Inc. received advisory fees of $350,000 and $65,000, respectively, from the gross proceeds of the offering. The issuance of shares of common stock in this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the shares were offered and sold to a limited number of accredited investors as defined in Regulation D under the Securities Act of 1933, as amended.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

              None.

Item 5 -      Other Information

              None.

Item 6 - Exhibits and Reports on Form 8-K

              (a)    Exhibits:

        Exhibit
         Number                           Exhibit

          2.1 Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31,
               2002).

          2.2 Property Purchase Agreement dated as of April 23, 2002 between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed May 7, 2002).

          2.3 Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company's Form S-1, filed on August 27, 2002).

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


              (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

  Form 8-K dated July 16, 2002    Item 2 - Acquisition or Disposition of Assets
  filed July 31, 2002             Item 7 - Exhibit - Purchase Agreement dated
                                  as of July 16, 2002, (see Exhibit 2.3 to the
                                  Form 10-Q Quarterly Report, above)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GASCO ENERGY, INC.



Date:  November 13, 2002             By: /s/ W. King Grant
                                        --------------------------------------
                                       W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Erickson, Chief Executive Officer of Gasco Energy, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Gasco Energy, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                          /s/  Mark A. Erickson
      -----------------                          ---------------------
                                                 Mark A. Erickson, President and
                                                 Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, W. King Grant, Chief Financial Officer of Gasco Energy, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Gasco Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                   /s/  W. King Grant
      -----------------                   ------------------
                                          W. King Grant, ExecutiveVice President
                                          and Chief Financial Officer