Form 10-K
period 2002-12-31
GASCO ENERGY INC
filed 2003-03-28
CIK 1086319

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                   For the fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes __ No X

As of June 28, 2002, approximately 41,438,800 shares of Common Stock, par value $0.0001 per share were outstanding and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $61,813,882.

As of March 26, 2003, approximately 40,288,800 shares of Common Stock, par value $0.0001 per share were outstanding.

                      Documents incorporated by reference:
                                      None.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business of Gasco

Gasco Energy, Inc. ("Gasco" or "the Company") is a natural gas and petroleum exploitation and development company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. The Company's mission is to enhance shareholder value by using new technologies to generate and develop high-potential exploitation prospects in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

History

Gasco (formerly known as San Joaquin Resources Inc. ("SJRI")) was incorporated on April 21, 1997 under the laws of the State of Nevada, as "LEK International, Inc." The Company operated as a "shell" company until December 31, 1999, when the Company combined with San Joaquin Oil & Gas Ltd., a Nevada corporation ("Oil & Gas"). Prior to closing of this transaction, the Company had a total of 3,700,000 shares of common stock issued and outstanding. The Company issued 8,069,000 new shares of common stock in exchange for all of the issued and outstanding common stock of Oil & Gas. As a result of that transaction, Oil & Gas became a wholly owned subsidiary of Gasco.

On February 1, 2001, a subsidiary of the Company merged with Pannonian Energy, Inc. ("Pannonian"), a private corporation incorporated under the laws of the State of Delaware. In connection with this merger, the Company issued 14,000,000 shares of common stock to the stockholders of Pannonian. Pannonian was an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

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

Acquisition, Exploration and Development Expenses

During the year ended December 31, 2001, the Company spent $7,395,867 identifying and acquiring petroleum and natural gas leases and prospect rights, and during the year ended December 31, 2002, the Company spent an additional $32,962,855, including the issuance of 9,500,000 shares of common stock valued at $18,525,000, in the acquisition of additional leases and in the development and exploitation of the properties subject to these leases. As of December 31, 2002, the Company held working interests in 227,991 gross acres (109,327 net acres) located in Utah, Wyoming and California. As of December 31, 2002, the Company held an interest in 13 gross (5.2 net) producing gas wells and 4 gross (4.0 net) shut-in gas wells located on these properties. We currently operate 10 wells, of which 6 are currently producing. See "Item 2 - Description of Properties".

Principal Products or Services and Markets

Gasco focuses its exploitation activities on locating natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company's sales have been to a few customers. However, Gasco is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser would not materially affect the Company's business because there are numerous other purchasers in the areas in which Gasco sells it production. For the years ended December 31, 2002 and 2001, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company. Gasco had no oil and gas sales during the year ended December 31, 2000.

                                           For the Year Ended December 31,
                                     -------------------------------------------
                                     -------------------- ----------------------
                                             2002                  2001
                                             ----                  ----

      ConocoPhillips Company                 98%                    60%
      Wasatch Energy Corporation                                    37%


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

Management anticipates a competitive market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in Gasco's areas of exploration may have a significant adverse impact on the timing and profitability of Gasco's operations. In addition, as discussed under Risk Factors, Gasco will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available timely or at all.

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

Governmental Regulations and Environmental Laws

Gasco and any venture in which it participates, is required to obtain state and/or federal and other permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires Gasco to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table.

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs through their effect on oil and gas exploration, development and production operations. Environmental laws and regulations have changed substantially and rapidly over the last 30 years, and Gasco anticipates that there will be continuing changes. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose Gasco to liability for the conduct of operations or conditions caused by others, or for acts of Gasco that were in compliance with all applicable laws at the time such acts were performed. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for Gasco and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on Gasco's operations. In addition, Gasco's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

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

It is not anticipated that the Company will be required in the near future to expend material amounts because of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate future cost of compliance. It is anticipated that before full field development can occur the Company will be required to conduct Environmental Assessments and/or Environmental Impact Statements which may result in material delays and/or limitations to developing all or part of the Company's leasehold. The Company believes it is presently in compliance with all applicable federal, state or local environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations. No assurance can be given as to what effect these present and future laws, rules and regulations will have on Gasco's current and future operations.

Number of Total Employees and Number of Full-Time Employees

As of March 26, 2003, Gasco has ten full-time employees.

Risk Factors

Due to the nature of the Company's business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to Gasco's operations:

         Accumulated Losses

To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all.

During the year ended December 31, 2002, Gasco incurred a loss of $5,649,682, and has an accumulated deficit of $22,765,236 since inception, including the Series A Convertible Redeemable Preferred Stock deemed distribution of $11,400,000 as further described in Note 11 of the accompanying financial statements.

         Uncertainty of Reserve Estimates

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission ("SEC"), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

     o    the quality and quantity of available data;

     o    the interpretation of that data;

     o    the accuracy of various mandated economic assumptions; and

     o    the judgment of the persons preparing the estimate.

The proved reserve information included herein is based on estimates prepared by James R. Stell, independent petroleum engineer. Estimates prepared by others could differ materially from these estimates.


The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company's wells have been producing less than two months, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.


Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the quantities and present value of the Company's reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing gas and oil prices. The Company's reserves may also be susceptible to drainage by operators on adjacent properties.

It should not be assumed that the present value of future net cash flows included herein is the current market value of the Company's estimated proved gas and oil reserves. In accordance with SEC requirements, the Company generally bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

         Potential Future Impairment

The Company may be required to writedown the carrying value of its gas and oil properties when gas and oil prices are low or if there is substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.

The Company follows the full cost method of accounting, under which, capitalized gas and oil property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas and oil reserves plus the cost, or estimated fair value, if lower of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of gas and oil to estimated future production of proved gas and oil reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Once an impairment of gas and oil properties is recognized, is not reversible at a later date even if oil or gas prices increase.

         Absence of a Mature Public Market

The Company's common stock is highly speculative and has only been trading in the public markets since January 2001. The Company's common stock trades on the over-the-counter market. Holders of Gasco's common stock may not be able to liquidate their investment in a short time period or at the market prices that currently exist at the time a holder decides to sell. Because of this limited liquidity, it is unlikely that Gasco's common stock will be accepted by lenders as collateral for loans.

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

         Financing Risks

Gasco has relied in the past primarily on the sale of equity capital and farm-out and other similar types of transactions to fund working capital and the acquisition of its prospects and related leases. Failure to generate operating cash flow or to obtain additional financing for the development of the Company's properties could result in substantial dilution of Gasco's property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties. For example, the Company entered into an agreement with ConocoPhillips Petroleum ("ConocoPhillips") to conduct drilling operations on approximately 60,000 acres within the Riverbend project. ConocoPhillips will fund its share of drilling and completion costs of wells that it drills within that area. This agreement was subsequently amended to reduce the area that it covers to 30,000 acres. In order to maximize its interests in any future Riverbend wells drilled by ConocoPhillips, the Company must fund its proportionate share of the drilling and completion costs of such wells. Generally, if Gasco funds its proportionate share of drilling and completion costs in a well drilled by ConocoPhillips, it will retain a 14% working interest (which becomes a 10.5% working interest after payout) in the well drilled by ConocoPhillips and the spacing unit surrounding the well. If Gasco does not fund its proportionate share of drilling and completion costs in a well drilled by ConocoPhillips, its interests will be reduced to a 0.35% overriding interest in the well and spacing unit before payout, which will convert to a 2.10% working interest after such well reaches payout.

This project and other projects will require significant new funding. Gasco has not yet secured specific sources of adequate financing forthis and other projects, and it may be unable to timely secure financing on terms that are favorable to the Company or at all. Any future financing through the issuance of Company common stock will likely result in substantial dilution to Gasco's stockholders.

         Uninsurable Risks

Although management believes the operator of any properties in which Gasco may acquire interests will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, Gasco may suffer losses from uninsurable hazards or from hazards which the operator or Gasco has chosen not to insure against because of high premium costs or other reasons. Gasco may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which the Company cannot insure or against which the Company may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on Gasco's financial position.

         No Assurance of Titles

If an examination of the title history of property that the Company has purchased reveals that a petroleum and natural gas lease has been purchased in error from a person who is not the owner of the mineral interest desired, the

Company's interest would be worthless. In such an instance, the amount paid for such petroleum and natural gas lease or leases would be lost.

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

         Natural Gas and Oil Prices

A sharp decline in natural gas and oil prices would result in a commensurate reduction in Gasco's income for the production of oil and gas. In the event prices fall substantially, Gasco may not be able to realize a profit from its production and would continue to operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil and natural gas has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. Among the factors that can cause the price volatility are:

     o Worldwide or regional demand for energy, which is affected by economic conditions;

     o    The domestic and foreign supply of natural gas and oil;

     o    Weather conditions;

     o    Domestic and foreign governmental regulations;

     o    Political conditions in natural gas or oil producing regions;

     o The ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

     o    The price and availability of alternative fuels.

All of Gasco's production is currently located in, and all of Gasco's future production is anticipated to be located in, the Rocky Mountain Region of the United States. The gas prices that the Company and other operators in the Rocky Mountain region have received and are currently receiving are at a steep discount to gas prices in other parts of the country. Factors that can cause price volatility for crude oil and natural gas within this region are:

     o The availability of gathering systems with sufficient capacity to handle local production;

     o    Seasonal fluctuations in local demand for production;

     o    Local and national gas storage capacity;

     o    Interstate pipeline capacity; and

     o The availability and cost of gas transportation facilities from the Rocky Mountain region.

In addition, because of Gasco's size the Company does not own or lease firm capacity on any interstate pipelines. As a result, the Company's transportation costs are particularly subject to short-term fluctuations in the availability of transportation facilities. The Company's management believes that the steep discount in the prices it receives may be due to pipeline constraints out of the region, but there is no assurance that increased capacity will improve the prices to levels seen in other parts of the country in the future. Even if the Company acquires additional pipeline capacity, conditions may not improve due to other factors listed above.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect Gasco's future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

         Marketing

Several factors beyond the control of Gasco may adversely affect the Company's ability to market the oil and gas that it may discover. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Gasco's inability to sell its oil and gas at prices that would result in an adequate return on the Company's invested capital. For example, the Company currently distributes the gas that it produces through a single pipeline. If this pipeline were to become unavailable, the Company would incur additional costs to secure a substitute facility in order to deliver the gas that the Company produces. Gasco relies upon the services of third party gathering companies to transport its natural gas to market. A disruption in this service could materially limit Gasco's ability to move its natural gas to market until alternative transportation can be arranged which may take an extended period of time.

         Environmental Regulations

The Company's exploration and proposed production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, Gasco is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations have been frequently changed in the past and Gasco is unable to predict the ultimate cost of compliance as a result of any future changes. It is anticipated that before full field development can occur the Company will be required to conduct Environmental Assessments and/or Environmental Impact Statements which may result in material delays and/or limitations to developing all or part of the Company's leasehold.

         Governmental Regulations

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. The Company may be required to make large expenditures to comply with these regulatory requirements. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase Gasco's cost of doing business and, consequently, adversely affect its profitability. A major risk inherent in drilling is the need to obtain drilling permits from state and federal authorities. Delays in obtaining drilling permits, the failure to obtain a drilling permit for a well, or a permit with unreasonable conditions or costs could have a materially adverse effect on Gasco's ability to effectively develop its properties.

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

         Dependence upon Key Personnel

The success of Gasco's operations and activities is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its key managers could have a material adverse effect on Gasco. Gasco has not obtained "key man" insurance for any of its management. Mr. Erickson is the President and CEO and Mr. Decker is an executive vice president and Chief Operating Officer of Gasco. The loss of their services may adversely affect the business and prospects of Gasco.

         Conflicts of Interest

Certain of the officers and directors of Gasco will also serve as directors of other companies or have significant shareholdings in other companies. To the extent that such other companies participate in ventures in which Gasco may participate, or compete for prospects or financial resources with Gasco, these officers and directors of Gasco will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

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

         Enforcement of Legal Process

Two of the directors of Gasco reside outside the United States and maintain a substantial portion of their assets outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against Gasco's directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance, and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed in this report under the caption "Risk Factors", above. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2 - DESCRIPTION OF PROPERTY

Petroleum and Natural Gas Properties

Gasco is a natural gas and petroleum exploitation and development company engaged in locating and developing hydrocarbon prospects primarily in the Rocky Mountain Region. Gasco's strategy is to enhance stockholder value by using new technologies to generate high-potential exploitation prospects in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

         Riverbend Project

The Riverbend project is comprised of approximately 105,598 gross acres in the Uinta Basin of northeastern Utah, of which the Company holds an interest in approximately 31,199 net acres as December 31, 2002. Additionally, Gasco has an opportunity to earn or acquire an interest in approximately 40,135 gross acres in this area under farm-out and other agreements. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Blackhawk formations. Significant acquisitions and agreements related to this area are discussed below.

In December 2000, Gasco entered into an agreement with ConocoPhillips Company ("ConocoPhillips") that defined a 60,000-acre Area of Mutual Interest ("AMI") within the Riverbend project, not all of which is currently leased by either Gasco or ConocoPhillips. This agreement was subsequently amended to reduce the area that it covers to 30,000 acres. Under the terms of this agreement, ConocoPhillips paid $1,000,000 to Gasco upon execution of the agreement, and later expended $8,000,000 in connection with the drilling and completion of three producing wells. As a result of ConocoPhillips' drilling, Gasco earned additional acreage under certain farm-out agreements during 2001. Under the agreement, ConocoPhillips also has the right to acquire an 80% interest in all of Gasco's leases and farm-out agreements within the AMI by assigning to Gasco leasehold interests in two leases within the AMI in which Gasco had no ownership interest. As of December 31, 2002, these assignments of interest were completed and are reflected in the total acreage positions in this area described above.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton has the option to earn a participation interest proportionate to its investment by funding the completions of Wasatch/Mesaverde wells. The Company and Halliburton will also share technical information through the formation of a joint technical team.

Gasco began drilling the first well under this agreement during February 2002. Approximately $1,000,000 was spent on this well, which began selling gas in the beginning of July 2002. In April 2002, the Company drilled its second operated well in this immediate area for a total cost of approximately $1,300,000. Sales of production from this well began during the middle of August 2002. Compressor capacity limitations on a third party gathering system in this area caused one of these wells to be shut-in and have significantly restricted the production rate of the other well through the end of 2002. During January 2003, Gasco entered into a contract with the system operator to put a new compressor in place. The compressor began operating during the beginning of February 2003 and is expected to meet the Company's projected compression needs for the next twelve months. During January 2003, the Company incurred approximately $94,000 for installation and operation costs of the compressor for the next twelve months.

Gasco began drilling its third operated well in this area during September 2002. The well reached total depth in October 2002, was completed during the fourth quarter of 2002 and began selling gas during February 2003. The Company's share of the drilling costs for this well was approximately $1,200,000. Gasco's fourth operated well in this area reached total depth during December 2002 and is currently awaiting completion. The total drilling costs for this well are expected to be approximately $1,200,000. Gasco's fifth operated well in this area was spudded in October 2002 with a small rig that has been moved off the drill site. A larger rig was moved onto the site in March 2003 to complete the drilling of this well at a total estimated cost of approximately $1,200,000. As of March 27, 2003, Halliburton has exercised its option to participate in the first two wells and is evaluating the remaining three wells.

In addition to the Gasco-operated wells described above, the Company also owns a 14 to 20% working interest in five wells that were drilled by ConocoPhillips in this area during late 2001 and through the fourth quarter of 2002. Gasco did not particpate in a sixth well drilled by ConocoPhillips. Four of these wells are currently selling gas, and one has been drilled and is awaiting completion.

         Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of December 31, 2002, the Company has a leasehold interest in approximately 118,325 gross acres and 75,096 net acres in this area. The exploration agreement governing the AMI requires Burlington to drill two wells and to shoot 180 miles of high-resolution 2-D seismic. As of December 31, 2002, Burlington has completed shooting the 180 miles of 2-D seismic and has drilled and completed both of the wells, both of which are currently selling gas. The Company participated in the drilling of a well in Sublette County Wyoming, which was spudded during September 2002. Gasco has a 31.5% interest in this well, which is operated by Burlington. The well is currently selling gas, and the Company's total cost for this well was approximately $700,000. Gasco also participated in another Burlington-operated well in this area during October 2002. The Company has a 31.5% interest in this well, which was recently completed. The Company's share of the drilling and completion costs is expected to be approximately $900,000.

During 2001, three shallow wells were drilled in this area for the purpose of holding acreage and earning expiring leasehold. All of these wells have been cased and are in various stages of completion, however none of these are currently producing.

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 acres (9,726 net acres) for approximately $1,428,000. After this sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company assigned 25% of this suspended interest to Brek Energy Corporation ("Brek"), as further discussed below, resulting in the Company's net acres in this transaction being reduced from 9,726 to 7,295 net acres. As of December 31, 2002, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. These issued leases are reflected in the Company's total acreage position stated above. Currently, 15,914 gross acres (5,371 net acres) remain in suspense and are excluded from the acreage totals above. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

On February 19, 2002, the Company purchased leasehold interests in Sublette County, Wyoming covering approximately 18,451 gross acres (16,421 net acres) for a total purchase price of $1,500,000. Effective July 16, 2002 the Company assigned 25% of its interest to Brek resulting in the Company's interest in this property being reduced from 16,421 to 12,316 net acres.

During February 2002, Gasco drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March 2002. The net dry hole cost of the well was $541,125 and was recorded as impairment expense during 2002 because the Company believed that the total costs for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to the Shama Zoe Limited Partnership ("Shama Zoe"), a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition was valued at $18,525,000 using a stock price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. The original Property Purchase Agreement governing this transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described under Item 5, below, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. On December 31, 2002 Shama Zoe exercised the option and sold 1,400,000 shares of Gasco common stock back to the Company for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares. The promissory note beared interest at 12% and had a maturity date of March 14, 2003. On February 20, 2003, the Company repaid this note plus accrued interest in full.

In connection with this transaction, the Board of Directors of the Company authorized the payment to an employee of the Company, who was instrumental in securing the Company's agreement with Shama Zoe, of $300,000 in cash and the issuance of options to purchase 250,000 shares of Gasco common stock at an exercise price of $1.95 per share, which was equal to the fair market of the common stock on April 23, 2002. Prior to the end of 2002 the Company had paid $150,000 of the total cash bonus to the employee; therefore, the remaining cash payment of $150,000 was accrued in the accompanying financial statements as of December 31, 2002.

During May 2002, the Company elected to participate in a 3D seismic shoot covering 100 square miles in Sublette County, Wyoming. The Company's share of the costs for the seismic data, which is currently being processed, was $850,000.

         Southern California Project

The Company has a leasehold interest in approximately 4,068 gross acres (3,032 net acres) on two oil prospects in Kern and San Luis Obispo Counties of Southern California. The Company has no drilling or development plans for this acreage during 2003, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these prospects. The Company may consider selling these positions in the future.

         Repurchase of Stock for Acreage

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek, and certain other Gasco stockholders (the "Other Stockholders"), pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco, representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders. The Other Stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also has the option to acquire an additional 5% undivided interest in Gasco's undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment.

The transaction was recorded at $16,709,000 based on the average trading price of the Company's common stock when the transaction was consummated The transaction was recorded as a reduction to the Company's unproved properties and a reduction to the Company's additional paid in capital, preferred and common stock.

Company Reserve Estimates by Region

The following table summarizes the Company's estimated reserve data by region as of December 31, 2002, as estimated by James R. Stell, independent petroleum engineer.

                Proved Reserve Quantities            Present Value of Future Net Cash Flows
                                                       Proved           Proved
                   Mcf of Gas      Bbls of Oil      Undeveloped       Developed          Total

   Utah            19,849,210         141,652       $ 5,391,953     $ 6,727,209      $ 12,119,162
   Wyoming            773,056               -                           192,840           192,840
                -------------   --------------  -----------------   --------------  --------------
        Total      20,622,266         141,652        $ 5,391,953    $ 6,920,049      $ 12,312,002
                  ===========        ========       ============    ============      ============

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated. The Company had no sales of gas production prior to October 2001.

                                             For the Years Ended December 31,
                                       -----------------------------------------
                                             2002                  2001
                                       ----------------    ---------------------

       Natural gas production (Mcf)             66,444                   17,545
       Average sales price per Mcf              $ 2.47                    $2.10
       Expenses per Mcf:
          Lease operating                       $ 1.80                   $ 0.72
          General and administrative           $ 76.46                 $ 246.57
          Depletion and impairment              $ 9.73                       --

Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2001, the Company spent $7,395,867 identifying and acquiring petroleum and natural gas leases and prospect rights, and during the year ended December 31, 2002, the Company spent an additional $32,962,855 , including the issuance of 9,500,000 shares of common stock valued at $18,525,000, in the acquisition of additional leases and in the development and exploitation of the properties subject to these leases. As of December 31, 2002, the Company held working interests in 227,991 gross acres (109,327 net acres) located in Utah, Wyoming and California. As of December 31, 2002, the Company held an interest in 13 gross (5.2 net) producing gas wells and 4 gross (4.0 net) shut-in gas wells located on these properties. We currently operate 10 wells, of which 6 are currently producing.

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                         For the Years Ended December 31,
                              -------------------------------------------------
                                 2002                  2001                2000
                            ---------------  -------------------  --------------

Property acquisition costs:
   Unproved                  $22,324,547          $ 7,161,450          $425,797
   Proved                             --                   --                --
Exploration costs (a)          3,319,124                   --           297,865
Development costs             7,319,1844                   --                --
                          ------------------  -------------------  ------------
     Total costs incurred      $ 32,962,855         $ 7,161,450        $723,652
                          ==================  ===================  ============

(a) Includes seismic data acquisitions of $850,000 during the year ended December 31, 2002.

Productive Gas Wells

The following summarizes the Company's productive and shut-in gas wells as of December 31, 2002. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                          Productive Gas Wells
                                     Gross                       Net

       Producing gas wells             13                        5.2
       Shut-in gas wells                4                        4.0
                                       --                        ---
                                       17                        9.2
                                       ==                        ===

As of March 26, 2003, the Company was in the process of drilling one developmental well in the Riverbend area of Utah; however, the Company's net interest in this well has not been determined.

The Company operates six of the producing wells and all of the shut-in wells. Five of the remaining seven producing properties in the above table were drilled by ConocoPhillips within Gasco's and ConocoPhillip's Area of Mutual Interest in the Riverbend Project and are operated by ConocoPhillips. The two remaining producing wells are located in Sublette County Wyoming and were drilled and are operated by Burlington.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of December 31, 2002. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. These acquisitions or agreements, which are significant to the Company's acreage position, are summarized below the following tables. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.

                             Undeveloped Acres            Developed Acres
                      ---------------------------  -----------------------------
                      --------------   ------------ ------------- -----------
                          Gross            Net            Gross          Net

     Utah                   105,038         30,919           560         280
     Wyoming                118,085         74,909           240         187
     California               4,068          3,032            --          --
                      --------------   ------------ ------------- -----------

         Total acres        227,191        108,860           800         467
                      ==============   ============ ============= ===========

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years.

               Expiring in 2003      Expiring in 2004      Expiring in 2005
               Gross        Net      Gross      Net        Gross          Net

Utah           1,746        277       6,381       2,254     8,506       1,462
Wyoming       12,204      6,214      18,194      12,485     6,074       4,100
California       200        391          --          --     1,072         545
             -------      -----      ------      ------     -----       -----

Total         14,150      6,882      24,575      14,739    15,652       6,107
              ======      =====      ======      ======    ======       =====

During February 2002, the Company purchased at a BLM sale a 45% interest in 21,614 gross acres (9,726 net acres) for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company assigned 25% of this suspended interest to Brek resulting in the Company's net acres being reduced from 9,726 to 7,295 net acres. As of December 31, 2002, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. These issued leases are reflected in the Company's total acreage position stated above. Currently, 15,914 gross acres (5,371 net acres) remain in suspense and this acreage is not included in the above table. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

As of December 31, 2002, the Company has purchased or earned 26,496 gross (7,003 net) acres in the Uinta Basin in Utah and in Sublette County, Wyoming but has not yet received leasehold assignments. The Company also has the contractual right to earn or acquire 40,135 gross (21,849 net) acres within the Uinta Basin and 3,042 gross (770 net) acres in Sublette County through future drilling projects that must be completed at various dates through the end of May 2006. All of this acreage is excluded from the table above.

As of December 31, 2002, approximately 79% of the acreage that Gasco holds is located on federal lands and approximately 19% of the acreage is located on state lands. It has been Gasco's experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. The Company has generally been able to obtain state permits within 30 days, while obtaining federal permits has taken several months or longer. Accordingly, if the development of the Company's acreage located on federal lands is delayed significantly by the permitting process, the Company may have to operate at a loss for an extended period of time.

Drilling Activity

The following table sets forth the Company's drilling activity during the years ended December 31, 2002 and 2001. The Company had no drilling activity during the year ended December 31, 2000.
                                      For the Year Ended December 31,
                                      2002                        2001
                               --------------------     ------------------------
                                Gross         Net         Gross          Net
       Exploratory Wells:
         Productive                2          0.7           3            3.0
         Dry                       1          1.0           -             --
                                  --          ---           -             --
           Total wells             3          6.7           3            3.0
                                  ==          ===           =            ===

       Development Wells:
         Productive                6          3.3           3            0.6
         Dry                       -          --            -              -
                                  --          ---          --            ---
           Total wells             6          3.3           3            0.6
                                  ==          ===          ==            ===

Office Space

The Company leases approximately 3,255 square feet of office space in Englewood, Colorado for approximately $46,000 per year under two leases, both of which terminate on August 30, 2004. The Company's management believes that this space will be adequate for its operations during the next year.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was initially admitted for trading on the OTC Bulletin Board on August 25, 2000 under the trading symbol "SJQR" and trading did not commence until January 2001. On March 30, 2001, SJRI changed its name to Gasco and began trading under the symbol "GASE". As of March 26, 2003, the Company had 73 registered shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco's common stock. The Company's management does not anticipate that dividends will be paid on its common stock in the near future.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the OTC bulletin board for the periods indicated.

                                            High          Low
2001
         First Quarter                    $4.06          $0.03
         Second Quarter                    4.00           2.05
         Third Quarter                     3.20           1.00
         Fourth Quarter                    2.85           1.15

2002
         First Quarter                     2.24           1.55
         Second Quarter                    2.55           1.57
         Third Quarter                     1.75           0.68
            Fourth Quarter                 1.15           0.53

Equity Compensation Plans

The  table  below  provides   information   relating  to  the  Company's  equity
compensation plans as of December 31, 2002:

                                                                                  Number of securities
                                                                                  remaining available
                                   Number of securities      Weighted-average     for future issuance
                                       to be issued          exercise price of     under compensation
                                     upon exercise of           outsanding          plans (excluding
                                   outstanding options,          options,         securities reflected
Plan Category                       warrants and rights     warrants and rights     in first column)
-------------                       -------------------     -------------------     ----------------
Equity compensation plans
approved by security holders               258,000            $      1.66                918,900

Equity compensation plans
not approved by security holders          6,097,250                   2.19                    (a)
                                          ---------                ---------             --------

Total                                     6,355,250            $      2.17                918,900
                                         =========                   ====                =======

(a) These options have been issued in individual option agreements, rather than under a specific option plan, therefore, there is not an established number of options available for future issuance. See Item
         11. Executive Compensation - Employment Agreements for information regarding the material terms of these options.

Equity Transactions

The Company's equity transactions during the year ended December 31, 2002 are described as follows:

During 2002, the Company issued options to purchase 500,000 shares of common stock to employees and directors of the Company, at exercise prices ranging from $1.58 to $1.95 per share. The options vest quarterly over a two-year period and expire within ten years from the grant date.

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to the Shama Zoe Limited Partnership ("Shama Zoe"), a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition was valued at $18,525,000 using a stock price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. The original Property Purchase Agreement governing this transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described below, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. On December 31, 2002 Shama Zoe exercised the option and sold 1,400,000 shares of Gasco common stock back to the Company for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares. The promissory note bears interest at 12% and has a maturity date of March 14, 2003. As of February 20, 2003, the Company has repaid this note plus accrued interest in full.

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek, and certain other Gasco stockholders (the "Other Stockholders"), pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco, representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders. The Other Stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also has the option to acquire an additional 5% undivided interest in Gasco's undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment.

The Brek transaction was recorded at $16,709,000 based on the average trading price of the Company's common stock when the transaction was consummated. In accordance with Securities and Exchange Commission Regulation S-X rule 4.10, the transaction was recorded as a reduction to the Company's unproved properties and a reduction to the Company's additional paid in capital, preferred and common stock.

On August 14, 2002, the Company issued 6,500,000 shares of common stock for cash at $1.00 per share, pursuant to private placements for gross proceeds of $6,500,000. The cost of this offering was $526,020, $350,000 of which was paid to Energy Capital Solutions and $65,000 of which was paid to Enercom Inc. as financial advisory fees. These shares were subsequently registered for resale on a Form S-1 Registration Statement filed on August 27, 2002.

Unless otherwise noted, each of the above sales of securities by the Company were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof, inasmuch as each such sale was conducted as a private placement to a limited number of sophisticated buyers.

The aggregate net proceeds from the equity offering during 2002 were approximately $5,974,000. These proceeds were used to fund the Company's capital budget during the third and fourth quarters of 2002, which included the drilling of two Gasco operated wells and participating the drilling of two ConocoPhillips operated wells in the Riverbend area of Utah and the drilling of two wells in Sublette County Wyoming.

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

                                                                   As of and for the Year Ended December 31,
                                                                   -----------------------------------------
                                                     2002                 2001             2000           1999           1998
                                                     ----                 ----             ----           ----           ----
Summary of Operations
      Revenue                                          $ 164,508             $ 36,850             -               -             -
      General & administrative expense                 5,080,287            4,326,065      $951,734        $738,153        $6,000
      Net loss                                       (5,649,682)          (4,129,459)     (843,261)       (736,834)       (6,000)
      Net loss per share                                  (0.16)               (0.63)        (0.06)           (.06)             -


                                                                   As of and for the Year Ended December 31,
                                                                   -----------------------------------------
                                                    2002                2001           2000              1999            1998
                                                    ----                ----           ----              ----            ----
Balance Sheet
      Working capital (deficit)                  $ (2,857,539)       $11,860,584      $ (420,370)         $(65,798)      $(6,000)
      Cash and cash equivalents                      2,089,062        12,296,585          881,041           163,490             -
      Oil and gas properties, net                   24,760,149         9,152,740        1,991,290         2,484,919             -
      Total assets                                  27,505,501        21,658,525        3,007,259         2,688,826             -
      Stockholders' equity (deficit)                22,014,265        21,065,425        1,578,905         2,422,166       (6,000)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies

Gasco is an independent natural gas and oil company engaged in locating and developing hydrocarbon prospects, primarily located in the Rocky Mountain region of the United States. The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Gasco's wells began producing in late October of 2001; therefore, the Company did not have sufficient production information by which reserves could be estimated as of December 31, 2001. Because of this, and because the costs associated with the Company's oil and gas properties related to projects which had not yet been associated with proved reserves, the Company did not record depletion expense during the year ended December 31, 2001.

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

Recent Accounting Pronouncements

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective as of January 1, 2003. The Company has not yet determined the impact of the adoption of this statement.

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

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

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

2002 Compared to 2001

During the year ended December 31, 2002, the Company owned interests in fourteen producing wells, two of which began producing in late October of 2001 and the remainder of which began producing during 2002. The oil and gas revenue and lease operating expense during 2002 relate to these wells and is comprised of 66,444 mcf of gas at an average price of $2.47 per mcf, compared to 17,545 mcf of gas at an average price of $2.10 per mcf during the year ended December 31, 2001. Lease operating expense increased from $12,679 during 2001 to $119,809 during 2002 due to the increase in the number of producing wells during 2002.

Interest income during 2002 and 2001 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances. Interest income decreased from $193,352 during 2001 to $76,410 during 2002. The decrease is primarily the result of a higher average cash balance during the 2001 primarily due to the sale of preferred and common stock during the second half of 2001.

General and administrative expense increased by $754,222 from $4,326,065 during 2001 to $5,080,287 during 2002. The increase during 2002 is primarily comprised of a $550,000 increase in compensation expense due to an increase in full-time staff and consultants associated with the increase in the Company's operational activity, a one-time expense of $110,266 in consulting fees paid on behalf of a company of which two of Gasco's directors have a combined 66.67% ownership, and numerous other miscellaneous fluctuations, none of which was individually significant.

Depletion, depreciation and amortization expense during 2002 is comprised of $105,321 of depletion expense related to the Company's proved oil and gas properties and $43,788 of depreciation related to the Company's furniture, fixtures and other assets, respectively. The corresponding expense during 2001 consists of the depreciation expense related to the Company's furniture, fixtures and other assets.

The impairment expense during the year ended December 31, 2002 represents the costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The natural gas encountered in this well was not of sufficient quantities to be deemed economic; therefore, the costs associated with this well were charged to impairment expense during the year ended December 31, 2002 because the Company believed that the total costs for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

The interest expense during the year ended December 31, 2001 represents the interest incurred on the Company's outstanding notes payable, which were repaid during 2001.

2001 Compared to 2000

During 2001, the Company owned interests in two wells that began producing in late October. The oil and gas revenue and lease operating expense during 2001 related to these wells and were comprised of approximately 17,545 mcf of gas at an average price of $2.10 per mcf. The Company had no producing wells during 2000 and 1999. Interest income during 2001 represented the interest earned on the Company's cash balance, which increased from $881,041 in 2000 to $12,296,585 primarily due to the sale of preferred and common stock during 2001. General and administrative expense increased from $951,734 in 2000 to $4,326,065 in 2001, primarily due to the increase in staff and professional fees associated with the commencement of its own operations. The interest expense during 2001 and 2000 represented the amounts incurred on the Company's outstanding notes payable which were paid off during 2001. Other income during 2000 consisted primarily of a $200,000 gain on the sale of a drilling permit offset by miscellaneous expenses. Other income during 2001 was comprised of numerous miscellaneous items, none of which was individually significant.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its note payable, operating leases, employment contracts and consulting agreement for the periods specified as of December 31, 2002.

                                                                  Payments due by Period
                                        ----------------------------------------------------------------------------
Contractual Obligations                        Total               1 year         2-3 years   4-5 years  After 5 years
-----------------------                        -----               ------         ---------   ---------  -------------

Note payable                             $        1,400,000  $         1,400,000
Operating Lease - office space                       79,698               47,503 $    32,195
Employment Contracts                              1,449,167              470,000     470,000 $   470,000 $  39,167
Consulting Agreement                                370,000              120,000     120,000     120,000    10,000
                                          ---       -------   --         -------     -------     -------    ------
Total Contractual Cash Obligations      $         3,298,865 $          2,037,503  $  622,195 $   590,000 $  13,167
                                                  =========            =========     =======     =======    ======

Financial Condition and Plan of Operations

At December 31, 2002, the Company had cash and cash equivalents of $2,089,062 compared to $12,296,585 at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the following significant items combined with the cash used in operations of $1,390,306, which is partially offset by the net proceeds of approximately $6,000,000 from the sale of common stock during August 2002.

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

     - In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002, which was subsequently amended during May 2002, to $250,000. The letter is collateralized with cash, which is classified as restricted cash in the accompanying financial statements, and terminates in August 2004.

     - The Company drilled five productive operated wells in Uintah County, Utah for approximately $6,000,000 and one well, which was a dry hole in Sublette County, Wyoming for $541,125.

     - The Company participated in the drilling of five productive wells in Uintah County, Utah and two wells in Sublette County, Wyoming, all of which are operated by other companies, for approximately $2,900,000.

     - During the year ended December 31, 2002, the Company incurred unproved property costs comprised of delay rentals and the purchase of numerous acreage positions in Wyoming and Utah of $1,300,000.

     - During May 2002, the Company elected to participate in 3D seismic shoot covering 100 square miles in Sublette County, Wyoming for $850,000.

During  February  2003,  the Company  sold through a private  placement,  11,052 shares of convertible preferred stock ("Convertible Stock") to a group of accredited investors, including members of Gasco's management, as further described in Note 18 of the accompanying financial statements. The Convertible Stock was sold for $440 per share resulting in net proceeds of approximately $4,800,000. Dividends on the Convertible Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Convertible Stock or shares of common stock at the Company's option. The conversion price of the Convertible Stock is $0.70 per common share making each share of Convertible Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Convertible Stock are convertible into Gasco common shares at any time at the holder's election. During February 2003, $1,400,000 of the proceeds from this sale were used to repay the note that was issued to Shama Zoe in connection with the Company's repurchase of 1,400,000 shares of common stock at $1.00 per share as further described in Note 7 of the accompanying financial statements. The remaining proceeds from this sale will be used for the development and exploitation of the Company's Riverbend Project in the Uinta Basin in Utah and to fund the general corporate purposes of the Company. As of March 25, 2003, the Company's balance in cash and cash equivalents is $3,539,900.

Working capital decreased from $11,860,584 at December 31, 2001 to a working capital deficit of $2,857,539 at December 31, 2002, primarily due to the decrease in cash and the increase in accounts payable resulting from the Company's operational and drilling activities during 2002 and the current note payable issued for the purchase of 1,400,000 shares of common stock at $1.00 per share, as further described in Note 7 of the accompanying financial statements.

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

During the next twelve months, the operational plans for Gasco entail conducting the following:

     a.   Drill and complete one gross well in the Riverbend Project.

     b. Perform two or three recompletions in the Riverbend Project in an attempt to increase the zones of production on the Company's producing wells.

     c. Continue the permitting process for several future drilling locations within the Riverbend Project.

     d. Continue paying leasehold rentals and other expenses to preserve the Company's acreage positions.

To date, the Company's capital needs have been met primarily through equity financings. In order to earn interests in additional acreage and depths in the Riverbend Project, the Company will need to expend significant additional capital to drill and complete wells. The Company will use approximately $3,400,000 of the proceeds from its February 2003 Convertible Stock offering to fund a portion of its 2003 capital budget, however, it will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2003. The Company is considering several options for raising additional capital to fund its 2003 operational budget such as equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

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

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports                                            32-33

Consolidated Balance Sheets at December 31, 2002 and 2001                  34

Consolidated Statements of Operations for the Years Ended
    December 31, 2002, 2001 and 2000                                       35

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2002, 2001 and 2000                                 36

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2002, 2001 and 2000                                       37

Notes to Consolidated Financial Statements                               38-58

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the consolidated balance sheets of Gasco Energy, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporations' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 27, 2003

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders GASCO ENERGY, INC.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Gasco Energy, Inc. and subsidiaries (formerly known as Pannonian Energy Inc.) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gasco Energy, Inc. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                            Wheeler Wasoff, P.C.

Denver, Colorado
September 20, 2001



                                                         GASCO ENERGY, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                  2002                2001
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $2,089,062             $ 12,296,585
  Restricted cash                                                                250,000                        -
  Accounts receivable and prepaid expenses                                       294,635                  157,099
                                                                               ---------               ----------
          Total                                                                2,633,697               12,453,684
                                                                               ---------               ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Well in progress                                                           1,138,571                        -
    Proved mineral interests                                                  10,283,488                        -
    Unproved mineral interests                                                13,984,536                9,152,740
  Furniture, fixtures and other                                                  162,787                   59,445
                                                                              -- -------                -- ------
           Total                                                              25,569,382                9,212,185
                                                                              ----------                ---------
  Less accumulated depreciation, depletion,
     amortization and property impairment                                      (697,578)                  (7,344)
                                                                              -                        ----------
           Total                                                              24,871,804                9,204,841
                                                                              ----------               ----------
TOTAL ASSETS                                                                $ 27,505,501             $ 21,658,525
                                                                            ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $ 1,910,974                $ 548,853
  Accrued expenses                                                             2,180,262                   44,247
  Note payable                                                                 1,400,000                        -
                                                                               ---------                 --------

           Total                                                               5,491,236                 5 93,100
                                                                               ---------                 --------

STOCKHOLDERS' EQUITY
  Series A Convertible  Redeemable Preferred stock - $.001 par value;
  5,000,000shares authorized; 1,000 shares issued and
    outstanding in 2001                                                                -                        1
  Common stock - $.0001 par value; 100,000,000 shares authorized;
      40,362,500 shares issued and 40,288,800 shares outstanding in
      2002; and 27,252,500 shares issued and 27,178,800 shares
      outstanding in 2001                                                          4,036                    2,725
  Additional paid in capital                                                  44,958,593               38,569,923
  Deferred compensation                                                         (52,833)                (261,375)
  Accumulated deficit                                                       (22,765,236)             (17,115,554)
  Less cost of treasury stock of 73,700 common shares                          (130,295)                (130,295)
                                                                              ----------              -----------
           Total                                                              22,014,265               21,065,425
                                                                              ----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 27,505,501             $ 21,658,525
                                                                            ============             ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                       GASCO ENERGY, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            For the Year Ended December 31,
                                                        2002            2001           2000

REVENUES
     Oil and gas                                   $ 164,508         $  36,850          $    -
     Gain on sale of permit                                 -                -         200,000
     Interest                                         76,140           193,352              -
                                                     --------         --------        --------
                                                     240,648           230,202         200,000
                                                    ---------        ---------        --------

OPERATING EXPENSES
    General and administrative                      5,080,287        4,326,065         951,734
    Lease operating                                   119,809           12,679               -
    Depletion, depreciation and amortization          149,109            5,760               -
    Impairment                                        541,125                -               -
     Interest                                                           67,363          61,776
                                                    ---------        ---------        --------

                                                    5,649,682         4,411,867       1,013,510
                                                   ----------        ---------        ---------

OTHER INCOME (EXPENSES)                                                 52,206        (29,751)
                                                   ----------        ---------       ---------

NET LOSS                                          (5,649,682)      (4,129,459)       (843,261)
                                                  -----------      -----------       ---------
Series A Convertible Redeemable
   Preferred Stock deemed distribution                     -       (11,400,000)             -
                                                -------------      -----------       ---------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                         $ (5,649,682)   $ (15,529,459)      $(843,261)
                                                =============   ==============      ==========
NET LOSS PER COMMON SHARE
    BASIC AND DILUTED                              $   (0.16)         $   (0.63)        $ (0.06)
                                                   ==========         ==========        ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED              36,439,074          24,835,144      13,800,595
                                                  ===========         ==========      ==========







         The accompanying notes are an integral part of the consolidated financial statements.



                                                                       GASCO ENERGY, INC.
                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Additional
                             Preferred Stock      Common Stock       Paid in       Deferred     Accumulated     Treasury
                            Shares     Value   Shares      Value     Capital    Compensation    Deficit         Stock        Total

Balance, December 31, 1999                    13,800,595  $ 1,380   $3,163,620     $           $ (742,834)     $        $ 2,422,166
 Net loss                                                                                        (843,261)                 (843,261)
                            ------    -----  -----------  --------  -----------  -----------    ----------     ---------  ----------

Balance, December 31, 2000                    13,800,595    1,380    3,163,620                 (1,586,095)                1,578,905
 Distribution of assets                                             (2,023,568)                                          (2,023,568)
 Issuance of common shares in
  connection with reverse
  acquisition of San Joaquin
  Resources, Inc.                              9,549,405        955    571,389                                               572,344
 Issuance of 1,000 convertible
  redeemable preferred Shares 1,000    $ 1                          17,430,366                                            17,430,367
 Issuance of common shares                     3,902,500        390  7,343,147                                             7,343,537
 Options issued for services                                           684,969     (684,969)
 Amortization of deferred
   compensation expense                                                             423,594                                  423,594
 Deemed distribution                                                11,400,000                 (11,400,000)
 Repurchase of common stock                                                                                   (130,295)    (130,295)
 Net loss                                                                                       (4,129,459)              (4,129,459)
                           ---------   ---      ---------   ------- ----------   ------------   ----------    ---------   ----------

Balance, December 31, 2001   1,000      1     27,252,500      2,725  38,569,923     (261,375)  (17,115,554)   (130,295)  21,065,425
 Conversion of preferred shares
   to common shares                            4,760,000        476       (476)
 Issuance of common shares
   for acreage                                 9,500,000        950   18,524,050                                         18,525,000
 Amortization of deferred
   compensation expense                                                              208,542                                208,542
 Redemption of preferred and
   common stock for acreage (1,000)    (1)    (6,250,000)      (625) (16,708,374)                                       (16,709,000)
 Issuance of common stock                      6,500,000        650    5,973,330                                           5,973,980
 Repurchase of common stock                   (1,400,000)      (140)   1,399,860)                                        (1,400,000)
 Net loss                                                                                      (5,649,682)               (5,649,682)
                          --------     ---    ----------     ------  ----------      ------    -----------   --------   ------------

Balance, December 31, 2002    -     $  -      40,362,500     $4,036  $44,958,593 $ (52,833) $ (22,765,236) $(130,295)   $22,014,265
                         ========     ====    ==========    =======  =========== ==========  ============= ==========   ===========


         The accompanying notes are an integral part of the consolidated financial statements.



                                                            GASCO ENERGY, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended December 31,
                                                                             2002             2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $ (5,649,682)     $ (4,129,459)    $ (843,261)
     Adjustments to reconcile net loss to net cash used by operating activities
         Depreciation, depletion and impairment expense                        690,234              5,760         16,347
         Amortization of deferred compensation                                 208,542            423,594              -
         Non-cash charges for legal and interest expense                             -                 -        213,831
         Gain on sale of permit                                                      -                 -      (200,000)
     Changes in assets and liabilities provided (used) cash
        Accounts receivable and prepaid expenses                              (137,536)            11,323         23,449
        Accounts payable                                                      1,362,121          (51,872)        609,249
        Accrued expenses                                                      2,136,015               -                -
                                                                              ---------       -----------     ----------
     Net cash used in operating activities                                  (1,390,306)       (3,740,654)      (180,385)
                                                                            -----------       -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for furniture, fixtures and other                              (103,342)          (49,876)
     Cash paid for oil and gas properties                                  (14,437,855)       (7,395,867)     (566,204)
     Cash received upon recapitalization and merger                                   -           265,029             -
     Proceeds from sale of oil and gas interests                                                             1,394,797
                                                                            ------------       ------------  ----------

     Net cash provided by (used in) investing activities                   (14,541,197)       (7,180,714)       828,593
                                                                           ------------       -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash designated as restricted                                             (250,000)                 -              -
     Proceeds from sale of common stock                                       6,500,000         6,826,218
     Proceeds from sale of preferred stock                                            -        19,000,000
                                                                                                                       -
     Repurchase of common shares                                                      -         (130,295)              -
     Cash paid for offering costs                                             (526,020)       (2,144,468)
     Proceeds from short-term borrowings                                              -           500,000         252,871
     Repayments of short-term borrowings                                              -         (714,543)        (183,528)
     Distribution to Rubicon Oil and Gas, Inc.                                                (1,000,000)
                                                                             -----------      -----------        ---------
     Net cash provided by financing activities                               5,723,980         22,336,912          69,343
                                                                             -----------     ------------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (10,207,523)       11,415,544          717,551

    BEGINNING OF PERIOD                                                      12,296,585           881,041          163,490
                                                                            -----------      -------------       ---------
    END OF PERIOD                                                           $2,089,062       $ 12,296,585         $881,041
                                                                            ===========      ============         ========








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                GASCO ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States. Prior to January 1, 2002, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7.

On February 1, 2001, San Joaquin Resources, Inc. ("SJRI"), a Nevada corporation, and Pannonian Energy, Inc. ("Pannonian"), a Delaware corporation, entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby a subsidiary of SJRI merged into Pannonian and SJRI issued 14,000,000 shares of its common stock to the former shareholders of Pannonian in exchange for all of the outstanding shares and warrants of Pannonian. Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital in connection with the transaction, and as a result the existing shareholders of Pannonian acquired control of the combined company. For financial reporting purposes this business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer.

The reverse acquisition was valued at $572,344 and was allocated as follows:

   Oil and gas properties                      $     265,836
   Receivables, prepaid and other, net                41,479
   Cash                                              265,029
                                               -------------
   Net assets acquired                         $     572,344
                                               ==============

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


                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                            2001                                   2000
                                             ------------------------------------    ----------------------------------
                                                    As Reported        Pro Forma         As Reported         Pro Forma

  Revenue                                            $  36,850          $ 36,850              $    -            $    -

  Net loss                                        (15,529,459)      (15,572,061)           (843,261)       (1,047,888)

  Net loss per share attributable to
  common shareholders basic and diluted
                                                     $  (0.63)         $  (0.63)           $  (0.06)          $ (0.09)
                                                     =========         =========           =========          ========

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian and San Joaquin Oil and Gas, Ltd. as of December 31, 2002 and 2001. The consolidated financial statements as of and for the year ended December 31, 2000 include Pannonian and its wholly owned subsidiary Pannonian International, Inc. ("PIL"). All significant intercompany transactions have been eliminated upon consolidation.

All share and per share amounts included in these financial statements have been restated to show the retroactive effect of the conversion of Pannonian shares into Gasco shares.

The Company has incurred net losses from continuing operations of $5,649,682, $4,129,459 and $843,261 for the years ended December 31, 2002, 2001 and 2000.
Additionally, the Company has a negative working capital of $2,857,539 and is involved in a capital-intensive business. The Company's management believes that it has adequate resources to meet its obligations during the next year. However, the Company is considering various options for obtaining additional financing during 2003 such as the sale of equity, indebtedness or the sale of some of its assets.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Gasco's wells began producing in late October of 2001; therefore, the Company did not have sufficient production information by which reserves could have be estimated as of December 31, 2001. Because of this, and because the costs associated with the Company's oil and gas properties related to projects which have not yet been associated with proved reserves, the Company did not record depletion expense during the year ended December 31, 2001.

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

Well in Progress

Well in progress at December 31, 2002 represents the costs associated with the drilling of a well in the Riverbend area of Utah. Since the well has not reached total depth, it is classified as a well in progress and is withheld from the depletion calculation until it has been completed. Once the well has been completed, it will be classified as proved property and will become subject to depletion and the impairment calculation as described above.

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

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 11 have not been included in the computation of diluted income
(loss) per share during all periods because their inclusion would have been anti-dilutive.

Significant Customers

Although the Company sells the majority of its production to a few purchasers, there are numerous other purchasers in the areas in which Gasco sells it production; therefore, the loss of its significant customers would not adversely affect the Company's operations. For the years ended December 31, 2002 and 2001, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company. Gasco had no oil and gas sales during the year ended December 31, 2000.

                                     For the Year Ended December 31,
                                  -----------------------------------------
                                        2002                  2001
                                       ----                  ----

      ConocoPhillips Company           98%                    60%
      Wasatch Energy Corporation       --                     37%

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

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 2002, 2001 and 2000. Therefore, total comprehensive income
(loss) is the same as net income (loss) for these periods.

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

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2001 and 2002 would have been increased to the pro forma amounts indicated below:

                                                 For the Year Ended December 31,
                                                     2002               2001
                                                     ----               ----

        Net loss attributable to
        common shareholders:    As reported       $ (5,649,682)    $(15,529,459)
                                Pro forma           (7,358,908)     (21,211,727)

        Net loss per share:     As reported           $ (0.16)          $(0.63)
                                Pro forma               (0.20)           (0.85)

The fair value of the common stock options granted during 2001 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                         For the Year Ended December 31,
                                            2002                 2001
                                            ----                 ----

       Expected dividend yield                --                   --
       Expected price volatility             90%                  89%
       Risk-free interest rate       3.5% - 4.1%          3.8% - 4.9%
       Expected life of options          5 years              5 years

Concentration of Credit Risk

The Company's cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with a major financial institution.

Recent Accounting Pronouncements

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective as of January 1, 2003. The Company has not yet determined the impact of the adoption of this statement.

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

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - OIL AND GAS PROPERTY

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                     For the Years Ended December 31,
                          ------------------------------------------------------
                               2002                  2001                2000
                          ------------           ----------             -------

Property acquisition costs:
   Unproved                 $22,324,547          $ 7,161,450            $425,797
   Proved                            --                   --                  --
Exploration costs (a)         3,319,124                   --            297,865
Development costs             7,319,184                   --                  --
                             ----------           -----------           --------
     Total costs incurred  $ 32,962,855          $ 7,161,450            $723,652
                            ===========           ===========          =========

(a) Includes seismic data acquisitions of $850,000 during twelve months ended December 31, 2002.

Depletion and impairment expense related to proved properties per equivalent mcf of production for the year ended December 31, 2002 was $9.73. There was no depletion or impairment expense during the years ended December 31, 2001 and 2000.

At December 31, the Company's unproved properties consist of leasehold costs in the following areas:

                                     2002                 2001
                                     ----                 ----

        Utah                      $2,163,524           $3,843,270
        Wyoming                   11,681,875            5,034,930
        California                   139,137              274,540
                                 -----------           ----------
                                 $13,984,536           $9,152,740
                                 ===========           ==========

NOTE 4 - SALE OF COMMON STOCK

On August 14, 2002, the Company issued 6,500,000 shares of common stock for net proceeds of approximately $6.0 million in a private offering. These shares were subsequently registered for resale on a Form S-1 Registration Statement filed on August 27, 2002. The Company used the net proceeds from this offering to fund its remaining 2002 capital budget.

NOTE 5 - REPURCHASE OF COMMON AND PREFERRED STOCK

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

The transaction was recorded at $16,709,000 based on the average trading price of the Company's common stock when the transaction was consummated. In accordance with Securities and Exchange Commission Regulation S-X rule 4.10, the transaction was recorded as a reduction to the Company's unproved properties and a reduction to the Company's additional paid in capital, preferred stock and common stock.

The transaction, previously announced as a letter of intent on May 24, 2002, simplifies the Company's capital structure by eliminating all preferred stock (which was convertible into 4,750,000 common shares) and the associated preferential voting rights.

NOTE 6 - PROPERTY ACQUISITION

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to the Shama Zoe Limited Partnership ("Shama Zoe"), a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition was valued at $18,525,000 using a stock price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. The original Property Purchase Agreement governing this transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described in Note 4, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. On December 31, 2002 Shama Zoe sold 1,400,000 shares of Gasco common stock back to the Company for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares. The promissory note is further described in
Note 7.

In connection with this transaction, the Board of Directors of the Company authorized the payment to an employee of the Company, who was instrumental in securing the Company's agreement with Shama Zoe, of $300,000 in cash and the issuance of options to purchase 250,000 shares of Gasco common stock at an exercise price of $1.95 per share, which is equal to the fair market of the common stock on April 23, 2002. Prior to the end of 2002 the Company had paid $150,000 of the total cash bonus to the employee, therefore, the remaining cash payment of $150,000 was included in accrued expenses in the accompanying financial statements as of December 31, 2002.

NOTE 7 - NOTE PAYABLE

The original Property Purchase Agreement governing the Shama Zoe transaction described in Note 6 prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described in Note 4, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. The value of this option, using the Black Scholes model, of $250,000 has been recorded as additional noncash offering costs associated with the Company's sale of common stock as described in Note 4.

On December 31, 2002 the Company repurchased and cancelled 1,400,000 shares of Gasco common stock from Shama Zoe for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares. The promissory note beared interest at 12%, had a maturity date of March 14, 2003 and was recorded as a short-term note payable in the accompanying financial statements as of December 31, 2002. On February 20, 2003, the Company repaid this note plus accrued interest in full.

NOTE 8 - SUSPENDED LEASES

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) in Wyoming for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental agencies filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company assigned 25% of its interest in these suspended leases to Brek resulting in the Company's total net acres being reduced from 9,726 to 7,295 net acres. As of December 31, 2002, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

NOTE 9 - PROPERTY IMPAIRMENT

During the first quarter of 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The costs associated with this well of $541,125, were charged to impairment expense during the year ended December 31, 2002 because the Company believed that the total costs for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves at the time the well was plugged and abandoned.

NOTE 10 - PROPERTY DISPOSITIONS

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

NOTE 11 - STOCKHOLDERS' EQUITY

The Company's capital stock as of December 31, 2002 and 2001 consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Series A Convertible Redeemable Preferred Stock - As of December 31, 2001, Gasco had 1,000 shares of Series A Convertible Redeemable Preferred Stock ("Preferred Stock") issued and outstanding. The Preferred Stock was convertible into 9,500,000 shares of Gasco Common Stock, had no fixed dividend rate and was entitled to a $1.00 per share liquidation preference. The Preferred Stock was entitled to vote along with the Gasco common stock and, for so long as at least half of the Preferred Stock remained outstanding and was entitled to 26% of the combined voting power of all the common stock and preferred stock. The Preferred Stock was also entitled to vote as a class on certain matters.

In July 2001, Brek purchased 1,000 shares of the Company's Preferred Stock for $19,000,000. Costs of the sale, including 1,025,000 shares of common stock valued at $3,280,000 ($3.20 per share), were $4,849,633. The total costs of the sale included $1,500,000 and the issuance of 125,000 shares of common stock valued at $400,000 paid to Canaccord International Ltd. and the issuance of 900,000 shares of common stock valued at $2,880,000 paid to Wet Coast Management Corp. as brokerage commissions.

The Company recognized $11,400,000 as a deemed distribution to the holders of the Preferred Stock upon issuance due to a beneficial conversion feature into the Company's common stock in accordance with Emerging Issues Task Force ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments" and EITF 00-27 "Application of EITF Issue 98-5". The deemed distribution was the difference between the market price on the date of issuance ($3.20) and the conversion rate.

On July 16, 2002, as further described in Note 5, Gasco executed and closed a purchase agreement with Brek, and Other Stockholders, pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders. As a result of this transaction, there were no outstanding shares of Preferred Stock outstanding as of December 31, 2002.

Common Stock - Gasco has 40,362,500 shares of Common Stock issued and 40,288,800 shares outstanding as of December 31, 2002. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, as long as 50% of the Preferred Stock was outstanding, the holders of Preferred Stock were entitled to vote as a class equal to 26%; therefore, the common shareholders were effectively entitled to 0.74 votes per share when 50% of the Preferred Stock was outstanding. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2002 and 2001 are described as follows:

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to Shama Zoe, a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition was valued at $18,525,000 using a stock price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. The original Property Purchase Agreement governing this transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described below, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. On December 31, 2002 Shama Zoe sold 1,400,000 shares of Gasco common stock back to the Company for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares.

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek and the Other Stockholders, pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco, representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders.

The transaction was recorded at $16,709,000 based on the average trading price of the Company's common stock when the transaction was executed.

On August 14, 2002, the Company issued 6,500,000 shares of common stock for cash at $1.00 per share, pursuant to private placements for gross proceeds of $6,500,000. The cost of this offering was $526,020, $350,000 of which was paid to Energy Capital Solutions and $65,000 of which was paid to Enercom Inc. as financial advisory fees. These shares were subsequently registered for resale on a Form S-1 Registration Statement filed on August 27, 2002.

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

In July 2001, the Company acquired unproved oil and gas properties from an entity for $700,000 cash and 300,000 shares of the Company's common stock, valued at $846,000 ($2.82 per share). See related party discussion in Note 14 for further discussion.

During December 2001, the Company repurchased 73,700 shares of its own stock on the open market at prices ranging from $1.12 to $2.46 per share.

Stock Options - As of December 31, 2002 the Company had options to purchase an aggregate 6,355,250 shares of the Company's common stock outstanding. These options were granted during 2001 and 2002 to the Company's employees, directors and consultants at exercise prices ranging from $1.58 to $3.70 per share. The options vest at varying schedules within three years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants, including the Pannonian officer issuance above, of $208,542 and $423,594 was charged to operations during the years ended December 31, 2002 and 2001, respectively.

During the first quarter of 2003, the Company granted an additional 1,258,000 options to purchase shares of common stock to employees and directors of the Company, at an exercise price of $1.00 per share. The options vest 16 2/3% at the end of each four month period after the issuance date. Additionally, the Company cancelled 2,760,000 options to purchase shares of common stock during the first quarter of 2003. The exercise price of the cancelled options ranged from $1.95 to $3.15 per share. None of the 1,258,000 options granted during the first quarter of 2003 were issued to the individuals whose options were cancelled.

A summary of the options granted to purchase common stock and the changes therein during the years ended December 31, 2002 and 2001 is presented below. There were no options issued during the years ended December 31, 2000.

                                                          2002                                      2001
                                              ------------------------------            ------------------------------
                                              -------------- ---------------            ---------------- -------------
                                                                Weighted                                   Weighted
                                                                Average                                    Average
                                                Number of    Exercise Price                Number of       Exercise
                                                 Options                                    Options         Price

Outstanding at beginning of year                  6,392,750          $ 2.23                          --          $ --
Granted                                             500,000            1.80                   6,519,000          2.25
Cancelled                                         (537,500)            2.56                   (126,250)          3.03
                                                  ---------          ------                   ---------          ----
Outstanding at end of year                        6,355,250          $ 2.17                   6,392,750        $ 2.23
                                                  =========          ======                   =========        ======

Exercisable at December 31,                       6,027,085          $ 2.06                   5,137,250        $ 2.01
                                                  ---------          ------                   ---------        ------

Weighted average fair value of options granted                       $ 1.28                                    $ 1.37
                                                                     ======                                    ======
Weighted average remaining contractual life of
options outstanding as of December 31, 2002           7.7 years
                                                      =========

NOTE 12 - STATEMENT OF CASH FLOWS

The following transactions represent the non-cash investing and financing activities of the Company during the years ended December 31, 2002.

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

     Repurchase of 1,400,000 shares of common stock in exchange for a promissory note as described in Note 7.

     Noncash stock offering costs of $250,000 incurred in connection with redeemable common stock as described in Note 7.

The following transactions represent the non-cash investing and financing activities of the Company during the years ended December 31, 2001.

     The Company issued 375,000 shares of common stock for oil and gas properties, valued at $1,093,500 ($2.82 to $3.30 per share).

     The Company issued 1,025,000 shares of common stock in conjunction with the sale of preferred stock, valued at $3,280,000 ($3.20 per share).

The following transactions represent the non-cash investing and financing activities of the Company during the year ended December 31, 2000.

     Certain individuals paid legal fees on behalf of the Company for which they were issued promissory notes in the aggregate amount of $198,193.

     The Company entered into notes for the acquisition of oil and gas properties in the aggregate amount of $781,917. The Company assumed an 18.75% interest in the notes, which was $143,609. The notes and the related properties were spun off as part of the Pannonian Agreement as described in Notes 1 and 10.

Cash paid for interest was $67,363 and $11,072 for the years ended December 31, 2001 and 2000, respectively. There was no cash paid for interest during the year ended December 31, 2002.

NOTE 13 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2002 and 2001 consists of the following:

Current taxes:                                       2002              2001
                                                -------------     -------------
  Federal                                       $        -       $          -
  State                                                  -                  -
Deferred taxes:
  Federal                                          (74,128)     (1,333,826)
  State                                            (68,422)       (191,435)
  Less: valuation allowance                        142,550       1,525,261
                                                   -------       ---------
Net income tax provision (benefit)                $       -      $       -
                                                  =========      ==========

There is no current or deferred tax expense for the year ended December 31, 2000. The Company, in 2000, utilized net operating loss carryforwards to offset taxable income.

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the statements of operations for the years ended December 31, 2002 and 2001 is summarized below:


                                                                2002                         2001
                                                            ------------                -----------
Tax provision (benefit) at federal statutory rate           ($1,920,892)                ($1,404,016)
State taxes, net of federal tax effects                         (45,159)                   (126,347)
Valuation adjustment on assets distributed in
  stock redemption                                            1,798,941
Other Permanent items                                            24,560
5,102
Valuation allowance                                             142,550                   1,525,261
                                                             -----------                  ---------
Net income tax provision (benefit)                           $       -                  $         -
                                                             ============                 =========

The components of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

Deferred tax assets:                                          2002                  2001
                                                         -------------         --------------

  Federal and state net operating loss carryovers          $1,529,644             $3,452,095
  Other property, plant & equipment                            -                      41,019
  Oil and gas property                                        869,272                     -
  Deferred compensation                                       335,534                165,202
                                                           -----------          ------------
    Total deferred tax assets                                2,734,450             3,658,316
    Less: valuation allowance                               (2,564,963)           (2,422,413)
                                                            -----------          -----------
                                                               169,487             1,235,903
Deferred tax liabilities:
  Other property, plant & equipment                             97,169                     -
  Oil and gas property                                               -             1,152,344
  Other                                                         72,318                83,559
                                                           -----------           -----------
     Total deferred tax liabilities                            169,487             1,235,903
                                                             ----------            ---------
Net deferred tax asset                                    $          -         $           -
                                                          ===============      =============


The Company has a $3,885,681 and $9,152,671 net operating loss carryover for federal income tax purposes and a $4,549,237 and $7,182,732 net operating loss carryover for state income tax purposes as of December 31, 2002 and 2001, respectively. The net operating losses may offset against taxable income through the year ended December 31, 2021. The company provided a valuation allowance against its deferred tax asset of $2,564,963 and $2,422,413 as of December 31, 2002 and 2001, respectively, since it believes that it is more likely than not that it may not be able to fully utilize it on its future tax returns.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company paid $110,266 in consulting fees to an unrelated third party. The obligation to pay these fees was a joint and several liability of Gasco and a Company of which two of Gasco's directors have a combined 66.67% ownership.

A director of the Company earned consulting fees of $16,000, $52,000 and $50,000 from the Company during the years ended December 31, 2002, 2001 and 2000, respectively. During both of the years ended December 31, 2002 and 2001, the Company paid $240,000 in consulting fees to a company owned by a director of Gasco. During January 2003, the future annual fees that will be paid to the director's company were reduced to $120,000 per year and are committed through January 31, 2006.

During 2001, an officer of the Company earned a $28,000 fee and 12,500 shares of Gasco's common stock for consulting services provided in connection with a property acquisition described in Note 11. This same officer was paid $22,879 in consulting fees prior to his appointment.

An officer of the Company, who retired effectively December 31, 2002, was an employee of and owned a less than 1% interest in an entity from which Gasco purchased acreage in Utah and Wyoming during 2001 and 2002. Additionally, the Company recorded a payable to this officer of $213,000 as of December 31, 2002 representing a bonus of $150,000 and severance payments of $63,000. These amounts will be paid to this officer on or before June 30, 2003.

One of the Company's directors earned a combined total of $9,000 in consulting fees from Rubicon and PIL during 2001.

During 2000, the Company incurred debt to related parties in the aggregate amount of $366,657 for cash loans, expenses paid on behalf of the Company and conversion of interest to debt. Repayments made during 2000 aggregated $63,000.

At December 31, 2000 the Company had four outstanding notes totaling $529,280 payable to directors or officers of the Company and one note payable of $15,000 to an entity owned by a director of the Company with similar terms bearing interest at rates ranging from 5% to 10%. These notes were repaid during 2001.

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

NOTE 15 - COMMITMENTS

The Company leases office facilities in Englewood, Colorado for approximately $46,000 per year under two leases that expire on August 30, 2004. Remaining commitments under these leases mature as follows:

          Year Ending December 31,                Annual Rentals

                    2003                               $47,503
                    2004                                32,195
                                                        ------
                                                       $79,698

Rent expense for the years ending December 31, 2002, 2001 and 2000 was $42,055, $46,476 and $52,573, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Company has entered into employment agreements with certain key officers through January 31, 2006. These agreements were revised during the first quarter of 2003 to reduce the total compensation for the officers covered by the employment agreements from $560,000 per annum to $470,000 per annum. The agreements contain clauses regarding termination and demotion of the officer that would require payment of an amount ranging from one times annual compensation to up to approximately five times annual compensation plus a cash payment from $250,00 to $500,000. Included in the employment agreements is a bonus calculation for each of the covered officers totaling 2.125% of a defined cash flow figure based on net after tax earnings adjusted for certain expenses.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of the participating employee's compensation to the Plan. The contributions made by the Company totaled $41,726 and $6,270 during the years ended December 31, 2002 and 2001, respectively.

NOTE 17 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2002 and 2001.

            2002                                        For the Quarter Ended
           -----          ----------------------------------------------------------------
                                March 31,        June 30,    September 30,      December 31,
                               ---------        --------    -------------      ------------

Gross revenue                      $28,506        $23,426           $  43,611          $68,965
Net revenue from oil and
gas operations                       3,440          5,177              10,869           25,213
Net income (loss)               (1,639,009)    (1,477,075)         (1,482,467)      (1,051,131)  a
Net loss per share
  basic and diluted                 (0.06)         (0.04)              (0.04)           (0.02)

a - During the fourth quarter, depletion expense was calculated for the entire year using the December 31, 2002 reserve report.

             2001                                      For the Quarter Ended
                            ----------------------------------------------------------------
                               March 31,      June 30,      September 30,      December 31,
                               ---------      --------      -------------      ------------

Gross revenue                    $   --         $   --            $    --          $36,850  b
Net revenue from oil
  and gas operations                 --             --                 --           24,171  b
Net loss                       (653,369)      (875,624)          (744,516)      (1,855,950) c
Net loss per share
  basic and diluted              (0.03)         (0.04)             (0.45)  d        (0.07)

b - The increase in gross revenue and net revenue from oil and gas operations during the fourth quarter is due to the revenue and lease operating expenses from two wells that were drilled during the third and fourth quarters.

c - The increase in the net loss during the fourth quarter of 2001 is primarily due to increased general and administrative expenses resulting from the increased level of operating activity associated with the commencement of the Company's own operations.

d - The increase in the net loss per share during the third quarter of 2001 is due to the recognition of $11,400,000 in a deemed distribution to the holders of the Preferred Stock as further described in Note 11.

NOTE 18 - SUBSEQUENT EVENTS

During  February  2003,  the Company  sold through a private  placement,  11,052 shares of convertible preferred stock ("Convertible Stock") to a group of accredited investors, including members of Gasco's management. The Convertible Stock was sold for $440 per share resulting in net proceeds of approximately $4,800,000. Dividends on the Convertible Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Convertible Stock or shares of common stock at the Company's option. The conversion price of the Convertible Stock is $0.70 per common share making each share of Convertible Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Convertible Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Convertible Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Convertible Stock votes as a class on issues that affect the Convertible Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Convertible Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During February 2003, $1,400,000 of the proceeds from this sale were used to repay the note that was issued to Shama Zoe in connection with the Company's repurchase of 1,400,000 shares of common stock at $1.00 per share as further described in Note 7. The remaining proceeds from this sale will be used for the development and exploitation of the Company's Riverbend Project in the Uinta Basin in Utah and to fund the general corporate purposes of the Company.

During the first quarter of 2003, the Company issued an additional 1,258,000 options to purchase shares of common stock to employees and directors of the Company, at an exercise price of $1.00 per share. The options vest quarterly over a two-year period and expire within ten years from the grant date. Additionally, the Company cancelled 2,760,000 options to purchase shares of common stock during the first quarter of 2003. The exercise price of the cancelled options ranged from $1.95 to $3.15 per share. None of the 1,258,000 options granted during the first quarter of 2003 were issued to the individuals whose options were cancelled.

NOTE 19 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves have been estimated by James R. Stell, independent petroleum engineer. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2002 were $29.60 per bbl of oil and $3.39 per mcf of gas. Future production costs are based on year-end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate.

Reserve Quantities
                                               Gas          Oil
                                               Mcf         Bbls
Proved Reserves:
      Balance, December 31, 2001                 --             --
      Extensions and discoveries         20,688,710        141,652
      Revisions of previous estimates            --             --
      Sales of reserves in place                 --             --
      Purchases of reserves in place             --             --
      Production                           (66,444)             --
                                           --------        -------

      Balance, December 31, 2002         20,622,266        141,652
                                         ==========        =======

Proved Developed Reserves
      Balance, December 31, 2002          5,889,981         34,493
                                          =========         ======

Standardized Measure of Discounted Future Net Cash Flows

Future cash flows                                            $ 73,763,406
Future production and development costs                      (38,958,416)
Future net cash flows before discount                          34,804,990
10% discount to present value                                (22,492,988)
                                                             ------------
Standardized measure of discounted future
  net cash flows as of December 31, 2002                     $ 12,312,002
                                                             ============

Changes in the Standardized Measure of Discounted Future Net Cash Flows

Standardized measure of discounted future net cash flows
  at beginning of year                                             $       -
Sales of oil and gas produced, net of production costs              (44,699)
Net changes in prices and production costs                                 -
Extensions and discoveries, net of future production and
  development costs                                               21,007,459
Development costs incurred                                         7,319,184
Changes in estimated future development costs                   (31,717,307)
Revisions of previous quantity estimates                                   -
Purchases of reserves in place                                             -
Sales of reserves in place                                                 -
Accretion of discount                                                      -
Changes in production rates and other                             15,747,365
                                                                  ----------
Standardized measure of discounted future net cash
  flows at December 31, 2002                                    $ 12,312,002
                                                                ============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                 Age as
                                                                                                   of
                                                                                                3/26/03
    Name                                Principal Occupation and Directorships

 Marc Bruner.....................Director of Gasco since 2001; Chairman of the Board of            53
                                 Directors and Strategic Consultant for the Company
 Mark A. Erickson................Director of Gasco since 2001; Chief Executive Officer and         43
                                 President
 Michael K. Decker...............Director of Gasco since 2001; Executive Vice President and        48
                                 Chief Operating Officer
 W. King Grant...................Chief Financial Officer; Director of Gasco from 2001 through      39
                                 2003
 Carmen Lotito...................Director of Gasco since 2001; Treasurer, Chief Financial          58
                                 Officer and Director ofGalaxy Investments, Inc. Corporation;
                                 Member of Equistar Capital LLC
 Carl Stadelhofer................Director of Gasco since 2001; Partner of the law firm of          49
                                 Rinderknecht Klein & Stadelhofer
 Charles B. Crowell..............Director of Gasco since 2002                                      60
 Richard S. Langdon..............Director of Gasco since 2003                                      52

Our Board of Directors has seven members who are elected annually. The following sets forth certain biographical information concerning each of the Company's directors and executive officers.

Marc Bruner. Mr. Bruner has served as the Chairman of the Board of Directors of Gasco and as a member of Gasco's Executive Committee since February 2001. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum, a Toronto Stock Exchange and American Stock Exchange listed natural gas company. Ultra's business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a Director until late 1997.

Mark A. Erickson. Mr. Erickson has served as a Director, Chief Executive Officer and President of Gasco since February 2001. Mr. Erickson served as President of Pannonian Energy Inc. from mid-1999 until our merger with Pannonian Energy in February 2001. In late 1997, Mr. Erickson co-founded Pennaco Energy, Inc., an

AMEX listed oil and gas company with properties in the Powder River basin of Wyoming. He served as an officer and Director of Pennaco from its inception until mid-1999. Mr. Erickson served as President of RIS Resources (USA), a natural gas company from late 1997 to the end of 1998. Mr. Erickson is a Registered Petroleum Engineer with 18 years of experience in business development, finance, strategic planning, marketing, project management and petroleum engineering. He holds a MS in Mineral Economics from the Colorado School of Mines.

Michael K. Decker. Mr. Decker has served as Director, Executive Vice President and Chief Operating Officer of Gasco since July 2001. From August 1999 until July 2001, Mr. Decker founded and served as the President of Black Diamond Energy, LLC. From 1990 to August 1999 Mr. Decker served as the Vice President of Exploitation of Prima Energy Corporation, a Nasdaq traded oil and gas company. Prima was recognized by the Denver Business Journal as the "top performing Colorado based company of the 1990's," with a market return of 1857%. From 1988 to 1990, Mr. Decker was employed by Bonneville Fuels Corporation as a Senior Geologist. From 1977 to 1988, Mr. Decker was employed by Tenneco Exploration and Production Company as a Senior Project Geological Engineer. Mr. Decker has twenty-six years of oil and gas prospecting, development, operations and mergers and acquisitions experience. He holds a BS degree in Geological Engineering from the Colorado School of Mines and is the Chairman of the Potential Gas Committee, an independent natural gas resource assessment organization.

W. King Grant. Mr. Grant has served as Chief Financial Officer of Gasco since July 2001 and as Director from July 2001 until March 2003. From November 1999 to May 2001, Mr. Grant served as Executive Vice President and Chief Financial Officer for KEH.com, a catalog/internet retailer of new and used camera equipment. From February 1997 to March 1999, Mr. Grant was a Senior Vice President in the Natural Resources Group of ING Baring, LLC where he was responsible for providing financing and advisory services to mid-cap and smaller energy companies. For the previous eleven years, Mr. Grant held several positions at Chase Manhattan Bank and its affiliates, most recently as a Vice President in the Oil & Gas group. Mr. Grant holds a BSE in Chemical Engineering from Princeton University and an MBA from the Wharton School at the University of Pennsylvania.

Carmen (Tony) Lotito. Mr. Lotito became the Chief Financial Officer, Treasurer and a director of Galaxy Investments, Inc., a publicly traded gas and coalbed methane exploration and development company upon its acquisition of Dolphin Energy Corporation in November 2002. Mr. Lotito has served as the Chief Financial Officer, Treasurer and a Director of Dolphin Energy Corporation since September 2002. Mr. Lotito has served as a Director of Gasco and as the Chairman of Gasco's Audit and Compensation Committee since April 2001. Mr. Lotito has served as Vice President, Chief Financial Officer and a Director of Coriko Corporation, a private business development company from November 2000 to May 2002. Mr. Lotito has been a member of Equistar Capital LLC, an investment banking firm since December 1999. From March 2000 to the present, Mr. Lotito serves as a Director for Impact Web Development. Prior to joining Coriko from Utah Clay Technology, Inc., Mr. Lotito was self employed as a financial consultant. In 1988, Mr. Lotito joined ConAgra, Inc., in San Antonio, Texas as a brand manager. In 1966, Mr. Lotito joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's

Los Angeles and San Diego, California offices. Mr. Lotito holds a BS degree in Accounting from the University of Southern California.

Carl Stadelhofer. Mr. Stadelhofer has served as a Director since February 2001 and a member of the Audit Committee and the Compensation Committee of Gasco since April 2001. Mr. Stadelhofer is a partner with the law firm of Rinderknecht Klein & Stadelhofer in Zurich, Switzerland, where he has practiced law for over twenty years. He was admitted to the practice of law in Switzerland in 1982. He took his law degree in 1979 in Switzerland and studied law in the United States at Harvard Law School and at Georgetown University Law School. His practice specializes in banking and financing, mergers and acquisitions, investment funds and international securities transactions.


Charles B. Crowell. Mr. Crowell has served as a director and a member of the audit, compensation and executive committees of Gasco since July 2002. Since 1993, Mr. Crowell has been a practicing attorney and a consultant to oil and gas companies, and was a senior member of Crowell & Bishop, PLLC, Attorneys from November 1995 through June 1998. From September, 1996 until June 2000, Mr. Crowell held the position of Manager at Enigma Engineering Company, LLC. Mr. Crowell also worked at Triton Energy Corporation where he held the positions of Executive Vice President, Administration from November 1991 to May 1993, Senior Vice President and General Counsel from August 1989 to October 1991 and Vice President and General Counsel from November 1981 to July 1989. From June 1999 to February 2001, Mr. Crowell served as a director of Comanche Energy, Inc. He has also held public directorships at Arakis Energy Corporation from June 1997 to October 1998, at Aero Services International, Inc. from December 1989 to May 1993 (where he was Chairman of the Board from August 1990 to December 1992) and at Triton Europe, plc. from October 1989 to May 1993. Mr. Crowell holds a BA degree from John Hopkins and a JD from University of Arkansas. He was admitted to the practice of law in Texas in 1974.

Richard S. Langdon. Mr. Langdon became a Director of Gasco and a member of the audit committee in March 2003. From 1997 until December 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a NYSE-listed exploration and production company that was acquired by Newfield Exploration in late 2002. Before joining EEX Corporation, Mr. Langdon was an oil and gas consultant from August 1996 to March 1997. Prior to that, he held various positions with the Pennzoil Companies since 1991, including Executive Vice President--International Marketing--Pennzoil Products Company, from June 1996 to August 1996; Senior Vice President--Business Development & Shared Services--Pennzoil Company from January 1996 to June 1996; and Senior Vice President--Commercial & Control--Pennzoil Exploration & Production Company from December 1991 to December 1995. Mr. Langdon holds a B.S. in Mechanical Engineering and a Masters of Business Administration, both from the University of Texas at Austin.

Committees of the Board of Directors

The Board of Directors of Gasco has formed an Executive Committee and an Audit Committee and a Compensation Committee. The Executive Committee currently consists of Messrs. Bruner Erickson and Crowell. The Audit Committee currently consists of Messrs. Lotito, Stadelhofer, Langdon and Crowell. The Compensation

Committee currently consists of Messrs. Lotito, Stadelhofer and Crowell. The report of the Compensation Committee with regard to compensation matters is set forth under Item 11.

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

Based solely on its review of the copies of such forms received by it, the Company believes that each of its officers, directors and greater than ten percent owners complied with all Section 16 (a) filing requirements applicable to them during the year ended December 31, 2002, except for the following:

Carmen(Tony)Lotito Form 4, dated 9/9/02  filed late
Marc Bruner        Form 4, dated 12/2001 filed late
Mark Erickson      Form 4, dated 2/2002  filed late
Charles Crowell    Form 4, dated 7/16/02 filed late

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our President and Chief Executive Officer and each of our next highly compensated executive officers and other officer for services rendered during the years ended December 31, 2002, 2001 and 2000.

                                                                                 Long Term
                                                  Annual Compensation          Compensation
                                                                                Securities
                                                                                Underlying
                                                                                 Options/           All Other
Name & Principal Position           Year       Salary           Bonus            SARs (#)        Compensation (1)
-------------------------           ----       ------           -----            ---------       ------------

Mark A. Erickson (2)                2002       $ 240,000                                                   $ 7,335
President                           2001         220,000                             2,160,000               1,080
Chief Executive Officer             2000                       $125,000 (2)

W. King Grant                       2002       $ 262,002                                                   $ 7,011
Executive Vice President                         155,780                               437,000               2,220
                                    2001
Chief Financial Officer

Michael K. Decker                   2002       $ 200,000                                                   $ 6,135
Executive Vice President            2001          72,000                               414,000               1,080
Chief Operations Officer

Howard O. Sharpe                    2002       $ 116,178          $ 150,000            250,000             $ 3,437
Vice President (3)                  2001          96,000                               750,000                 720
                                    2000                            100,000

----------------------

     (1) Amount represents the employer contribution to the 401(k) plan of the individual.

     (2)  Includes   amounts  paid  to  the   individual  by  Pannonian   Energy
          Corporation prior to the merger of Pannonian into a subsidiary of Gasco.

     (3) Mr. Sharpe, who is not an executive officer, retired from the Company effective December 31, 2002, at which time; all of his outstanding options were cancelled.

The following table sets forth information with respect to all stock options granted during the year ended December 31, 2002 to the named Executive Officers and other officer.

                      Option/SAR Grants in Last Fiscal Year
                                                                                            Potential Realized
                                                                                             Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                            Price Appreciation
                                                Individual Grants                          for Option Term (1)
                                                -----------------                              ------------
                             Number of         % of Total
                             Securities       Options/SARs      Exercise
                             Underlying        Granted to       or Base
                            Options/SARs      Employees in        Price      Expiration         5%             10%
          Name                Granted          Fiscal Year      ($/Share)     Date (2)     Share Price    Share Price
          ----                --------         -----------      ---------     ----         -----------    -----------

Howard O. Sharpe                   250,000         50             1.95        12/31/02           $20,000        $40,000




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

     (2) The options granted to Mr. Sharpe during 2002 were cancelled effective December 31, 2002, in connection with his retirement.

No options were exercised by executive officers or other officer during either of the years ended December 31, 2002 or 2001. The following table sets forth the value of options held by the executive officers at December 31, 2002. All of the options granted to Mr. Sharpe during the years ended December 31, 2002 and 2001 were cancelled effective December 31, 2002.

                    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                 Number of Securities Underlying           Value of Unexercised
                                   Unexercised Options/SARs at         In-the-Money Options/SARs at
                                            FY-End (#)                          FY-End ($)
Name                                Exercisable/Unexercisable          Exercisable/Unexercisable (1)
----                                --------------------------         ----------------------------

Mark A. Erickson                         2,097,500/62,500                           0/0
W. King Grant                              387,000/50,000                           0/0
Michael K. Decker                          339,000/75,000                           0/0


     (1) The value of in-the-money options is equal to the fair market value of a share of Common Stock on December 31, 2002 of $0.69, less the exercise price.

Compensation of Directors

During 2002, each director of the Company who was not a full-time employee was paid a monthly director's fee of $2,500. In addition, each director was reimbursed for reasonable travel expenses incurred in connection with such director's attendance at Board of Directors and Committee meetings. For 2003, each director of the Company who is not a full-time employee will receive a monthly director's fee of $2,500.

Employment Agreements

     Michael  K.  Decker  Employment  Agreement.  Mr.  Decker's  2002  and  2001
compensation was determined under the terms of an employment agreement, effective July 1, 2001, between Gasco and Mr. Decker that expired on June 30, 2004. Mr. Decker's employment agreement was amended and restated effective January 2, 2003 and is effective until January 31, 2006. Mr. Decker serves as Chief Operating Officer and Executive Vice President of Gasco. Mr. Decker's previous employment agreement entitled him to an annual salary of $200,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.75% of Gasco's cash flow from wells drilled by or on behalf of the Company. The original employment agreement provided for the award to Mr. Decker of options to purchase 300,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $3.15 per share. Options to purchase 100,000 shares vested upon the execution of the agreement and the remaining options vest in equal amounts over the following eight fiscal quarters. Mr. Decker's amended and restated employment agreement reduced his annual salary to $175,000 and provided for the award of options to purchase 350,000 shares of common stock at $1.00 per share. The options vest 16 2/3% at the end of each four month period after the issuance date, February 14, 2003, until they are fully vested on February 14, 2005. Mr. Decker is also entitled to receive 10% of all option grants made by the Company each calendar year during the term of the agreement. In addition, the employment agreement provides that each year Mr. Decker and the Company shall mutually agree on a performance-based bonus plan for Mr. Decker.The employment agreement also contains non-compete provisions in the event of Mr. Decker's termination of employment.

Mr. Decker's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated for any other reason other than his voluntary resignation, death, disability or discharge for cause. In the event that Mr. Decker's employment is terminated by the Company without cause or due to certain change of control events, Mr. Decker is entitled to receive an amount equal to his salary for the remaining term of the agreementplus an additional cash payment of $250,000. If the termination occurs at anytime when the average closing price for the Company's common stock for the 30 trading days prior to termination is equal to between $1.50 per share and $1.99 per share, the additional cash payment will increase to $500,000. This payment will be further increased as such average closing price increases, up to a maximum of $1,750,000 if such average closing price is greater than $3.50 per share. If the termination is because of a change of control of the Company, the additional cash payment will be based on the consideration per share paid to the Company's shareholders in connection with the change of control instead of the market price of the Company's common stock.

     Mark A. Erickson Employment Agreement. Mr. Erickson's 2002 and 2001 compensation was determined under the terms of an employment agreement, effective February 1, 2001, between Gasco and Mr. Erickson that expired on January 31, 2006. Mr. Erickson's employment agreement was amended and restated effective January 2, 2003 and is effective until January 31, 2006. Mr. Erickson serves as Chief Executive Officer and President of Gasco. Mr. Erickson's employment agreement entitled him to an annual salary of $240,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.875% of Gasco's cash flow from wells drilled by or on behalf of the Company. The original employment agreement provided for the award to Mr. Erickson of options to purchase 1,000,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $1.00 per share and options to purchase 250,000 shares of common stock of the Company pursuant to such plan at an exercise price of $2.50 per share. Options to purchase 1,000,000 shares have vested and the remaining options vest in equal amounts over the eight fiscal quarters following the effective date of the agreement. Mr. Erickson's amended and restated employment agreement reduced his annual salary to $120,000 and provides for the issuance of 187,500 shares of common stock from a restricted stock plan in exchange for the surrender by Mr. Erickson of vested options to purchase 250,000 shares of common stock at $3.00 per share and 875,000 shares of common stock at $2.00 per share. Mr. Erickson also has the right to receive 25% of all option grants made by the Company each calendar year during the term of the agreement. In addition, the employment agreement provides that each year Mr. Erickson and the Company shall mutually agree on a performance-based bonus plan for Mr. Erickson.. The employment agreement also contains non-compete provisions in the event of Mr. Erickson's termination of employment.

Mr. Erickson's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated for any other reason other than his voluntary resignation, death, disability or discharge for cause. In the event that Mr. Erickson's employment is terminated by the Company without cause or due to certain change of control events, Mr. Erickson is entitled to receive an amount equal to his salary for the remaining term of the agreement plus an additional cash payment of $500,000. If the termination occurs at anytime when the average closing price for the Company's common stock for the 30 trading days prior to termination is equal to between $1.50 per share and $1.99 per share, the additional cash payment will increase to $1,000,000. This payment will be further increased as such average closing price increases, up to a maximum of $3,500,000 if such average closing price is greater than $3.50 per share. If the termination is because of a change of control of the Company, the additional cash payment will be based on the consideration per share paid to the Company's shareholders in connection with the change of control instead of the market price of the Company's common stock.

     W. King Grant III Employment Agreement. Mr. Grant's 2002 and 2001 compensation was determined under the terms of an employment agreement, effective June 1, 2001, between Gasco and Mr. Grant that expired on May 31, 2004. Mr. Grant's employment agreement was amended and restated effective January 2, 2003 and is effective until January 31, 2006. Mr. Grant serves as Chief Financial Officer and Executive Vice President of Gasco. Mr. Grant's employment agreement entitled him to an annual salary of $120,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.5% of Gasco's cash flow from wells drilled by or on behalf of the Company. The employment agreement provides for the award to Mr. Grant of options to purchase 200,000 shares of common stock of the Company pursuant to the terms of the Company's Stock and Option and Incentive Award Plan at an exercise price of $3.00 per share and options to purchase 100,000 shares of common stock of the Company pursuant to such plan at an exercise price of $3.15. Options to purchase 100,000 shares at an exercise price of $3.00 per share vested upon the execution of the agreement and the remaining options vest in equal amounts over the following eight fiscal quarters. Mr. Grant's amended and restated employment agreement reduced his annual salary to $175,000 and provided for the award of options to purchase 200,000 shares of common stock at $1.00 per share. The options vest 16 2/3% at the end of each four month period after the issuance date, February 14, 2003, until they are fully vested on February 14, 2005. Mr. Grant is also entitled to receive 10% of all option grants made by the Company each calendar year during the term of the agreement. In addition, the employment agreement provides that each year Mr. Grant and the Company shall mutually agree on a performance-based bonus plan for Mr. Grant.The employment agreement also contains non-compete provisions in the event of Mr. Grant's termination of employment.


Mr. Grant's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated for any other reason other than his voluntary resignation, death, disability or discharge for cause. In the event that Mr. Grant's employment is terminated by the Company without cause or due to certain change of control events, Mr. Grant is entitled to receive an amount equal to his salary for the remaining term of the agreement plus an additional cash payment of $250,000. If the termination occurs at anytime when the average closing price for the Company's common stock for the 30 trading days prior to termination is equal to between $1.50 per share and $1.99 per share, the additional cash payment will increase to $500,000. This payment will be further increased as such average closing price increases, up to a maximum of $1,750,000 if such average closing price is greater than $3.50 per share. If the termination is because of a change of control of the Company, the additional cash payment will be based on the consideration per share paid to the Company's shareholders in connection with the change of control instead of the market price of the Company's common stock.

Anti-Dilution Provisions of Employment Agreements and Consulting Agreement

Each of the above original Employment Agreements for Messrs. Decker, Erickson and Grant and the Strategic Consulting Agreement for Mr. Bruner described under "Item 13 - Certain Relationships and Related Transactions" contained the following described anti-dilution provision during the year 2002. Upon the completion of any subsequent transaction involving the issuance of common stock of the Company, or the issuance of any security which is convertible, by its terms into common stock of the Company (a "Financing"), the Company shall grant the person additional options to purchase shares of the Company's common stock at the same per share price as that involved in the Financing. The number of options granted to the person shall be sufficient to maintain his ownership interest in the Company (the ratio of (a) the sum of the number of his unexercised options (both vested and unvested) plus the number of shares owned by him as result of exercising options to (b) the total number of outstanding shares of the Company's common stock plus the number of shares represented by all unexercised options) at the level that existed immediately prior to such Financing. Messrs. Decker, Erickson, Grant and Bruner waived their rights under this anti-dilution provision with respect to (1) the issuance by the Company of 9,500,000 shares of common stock to Shama Zoe on May 1, 2002, and (2) the issuance by the Company of 6,500,000 shares of common stock for cash in a private placement on August 14, 2002. The amended and restated employment agreements that became effective January 2, 2003 as described above, do not contain any anti-dilution provisions.

Compensation Committee Interlocks and Insider Participation

During 2002, the Compensation Committee of the Board was comprised of three directors, Mr. Lotito, Mr. Crowell and Mr. Stadelhofer. None of these directors is or was an officer of the Company or any of its subsidiaries at any time now or in the past.

Report of the Compensation Committee of the Company

The Compensation Committee ("Committee") of the Board of Directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for the Company's executive officers. The Committee is currently composed of Mr. Lotito, Mr. Crowell and Mr. Stadelhofer, neither of whom is employed by the Company or any of its subsidiaries. The Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options. The Committee's compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of the Company.

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

Stock Options: The Committee utilizes stock option awards as a method of aligning the executives' interests with those of the stockholders by giving the key employees a direct stake in the performance of the Company. The Committee uses the same criteria described above to determine the level of stock option awards. During 2001, 3,011,000 common stock options were granted to the Company's executive officers. There were no common stock options granted to the executive officers during the year ended December 31, 2002.

Compensation of the Chief Executive Officer: During the year ended December 31, 2002, Mark Erickson, President and Chief Executive Officer received total compensation of $247,335 which is comprised of an annual salary of $240,000, which Mr. Erickson is entitled to under his employment agreement, and deferred compensation pursuant to the Company's 401(k) plan of $7,335. The Committee considered the factors described above to determine that the compensation paid to Mr. Erickson during 2002 was appropriate.

The foregoing report is made by the Compensation Committee of the Company's Board of Directors. The members of the Committee during 2002 were Mr. Lotito, Mr. Crowell and Mr. Stadelhofer.

CARMEN LOTITO
CHARLES B. CROWELL
CARL STADELHOFER

Performance Chart

The following chart shows the changes in the value of $100, over the period of January, 2001, when the Company began trading, until December 31, 2002, invested in: (1) Gasco Energy, Inc.; (2) the NASDAQ Market Index; and (3) a peer group consisting of all the publicly-held companies within SIC code 1311, Crude Petroleum and Natural Gas, consisting of approximately 190 companies. The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on January 1, 2000 and that all dividends were reinvested. Calculations exclude trading commissions and taxes. The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                                January 1,       December 31,      December 31,
                                   2001              2001                2002
                                   ----              ----                ----
       Gasco Energy, Inc.        $100.00            $46.30             $ 18.25
       Peer Group Index           100.00            104.72              104.72
       NASDAQ Market Index        100.00             73.86               73.86

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

The following table shows information with respect to the beneficial ownership of the Company's common stock as of March 15, 2003 by: any individual, partnership or corporation that is known to the Company, solely by reason of its examination of Schedule 13D and 13G filings made with the SEC, to be the beneficial owner of more than 5% of each class of shares issued and outstanding and each executive officer, director and all executives, officers and directors as a group. As of March 15, 2003, the Company had 40,288,800 shares of common stock issued and outstanding and 11,052 shares of Series B Convertible Preferred stock issued and outstanding. If a person or entity listed in the following table is the beneficial owner of less than one percent of the Company's common stock outstanding, this fact is indicated by an asterisk in the table. Unless otherwise noted, each person listed has sole voting and dispositive power over the shares indicated, and the address of each stockholder is the same as the Company's address. The number of shares beneficially owned by a person includes the common shares that are issuable upon conversion of the Series B Convertible Preferred Stock. These shares are deemed outstanding for the purpose of computing their percentage ownership but are not outstanding for the purposes of computing the percentage ownership of any other person. The number of shares beneficially owned by a person also includes shares that are subject to stock options or warrants that are exercisable within 60 days of March 15, 2003. These shares are also deemed outstanding for the purpose of computing their percentage ownership. These shares are not outstanding for the purpose of computing the percentage ownership of any other person.

                                                              Number of Shares
            Name                                             Beneficially Owned              Percent of Class
5% or Greater Holders

Shama Zoe Limited Partnership                           Common   8,100,000                        20.1%
7128 South Poplar Lane
Englewood, Colorado 80112

Richard C. McKenzie, Jr. (2) (6)                        Common   9,504,636                        21.3%
114 John Street                                         Preferred    6,818                        61.7%
Greenwich, Connecticut 06831

Wellington Management Company, LLP (1)                  Common   3,000,000                         7.5%
75 State Street
Boston, Massachusetts 02109


Directors and Executive Officers

Marc Bruner  (3) (4)                                    Common   4,072,834                         9.9%

Mark A. Erickson (3) (5) (6)                            Common   3,427,908                         8.3%
                                                        Preferred      200                         1.8%
Michael K. Decker (3) (6)                               Common      488,900                        1.2%
                                                        Preferred       100                           *
W. King Grant (3) (6)                                   Common      704,900                        1.7%
                                                        Preferred       100                           *
Carmen (Tony) Lotito (3)                                Common      394,250                        1.0%

Carl Stadelhofer (3)                                    Common       50,000                           *


Charles B. Crowell (6)                                  Common      125,800                           *
                                                        Preferred       200                        1.8%
Richard S. Langdon (6)                                  Common       62,900                           *
                                                        Preferred       100                           *

All Directors and Executive Officers as a Group (8      Common    9,327,492                       21.3%
persons) (3) (4) (5) (6)                                Preferred       700                        6.3%

---------------
         (1) Wellington Management Company, LLP act as advisor to and has the power to vote share owned by J. Caird Partners, L.P., which owns 1,800,000 shares of the Company's common stock, and J. Caird
              Investors (Bermuda) L.P., which owns 1,200,000 shares of the Company's common stock. Wellington Management is considered a beneficial owner of the shares set forth in the table solely by reason of its voting power.

         (2) Includes 15,000 shares of the Company's common stock directly held by Mr. McKenzie's wife, Margaret Byrne McKenzie, 440,500 shares of the Company's common stock directly held by Mr. and Mrs. McKenzie as trustees for the Charitable Lead Annuity Trust 2000, 159,100 shares of the Company's common stock directly held by Mr. and Mrs. McKenzie as trustees for the Charitable Lead Annuity Trust 2001 and 10,000 shares of the Company's common stock directly held by Seven Bridges Foundation, a charitable foundation of which Mr. McKenzie is the controlling member.

         (3) The following number of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 15, 2003 are included in the amounts shown: Mr. Bruner, 1,025,000 shares; Mr. Erickson, 1,025,000 shares; Mr. Decker, 389,000 shares; Mr. Grant, 412,000 shares; Mr. Lotito, 93,700 shares; and Mr. Stadelhofer, 50,000 shares. Mr. Lotito shares voting and investment power with respect to 130,000 of the common shares listed as held by him with Equistar Capital, a company in which he is a member.

          (4) The common stock held by Mr. Bruner includes 8,707 shares of common stock that is held by Resource Venture Management, which is a company owned by Mr. Bruner.

          (5) The common stock held by Mr. Erickson includes 56,084 shares of common stock owned by his wife as custodian for their children.

          (6) The following number of shares of common stock issuable upon the conversion of the Series B Convertible Preferred stock are included in the amounts shown: Mr. McKenzie, 4,288,636 shares; Mr. Erickson, 125,800 shares; Mr. Decker, 62,900 shares; Mr.
               Grant, 62,900 shares; Mr. Crowell, 125,800 shares and Mr. Langdon, 62,900 shares.

Equity Compensation Plans

The  table  below  provides   information   relating  to  the  Company's  equity
compensation plans as of December 31, 2002:

                                                                                  Number of securities
                                                                                  remaining available
                                   Number of securities      Weighted-average     for future issuance
                                       to be issued          exercise price of     under compensation
                                     upon exercise of           outsanding          plans (excluding
                                   outstanding options,          options,         securities reflected
Plan Category                       warrants and rights     warrants and rights     in first column)
-------------                       -------------------     -------------------     ----------------
Equity compensation plans
approved by security holders               258,000            $      1.66                918,900

Equity compensation plans
not approved by security holders          6,097,250                   2.19                    (a)
                                          ---------                ---------             --------

Total                                     6,355,250            $      2.17                918,900
                                         =========                   ====                 =======

(a) The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, consultants and employees of the Company, as summarized below. The common stock options vest between zero and two years of the date of issue and expire within ten years of the vesting date. The exercise prices of these options range from $1.00 per share to $3.70 per share. Since these options are issued in individual compensation arrangements, there are no options available under any plan for future issuance. The material terms of these options are as follows:

Options Issued to:     Number of Options    Exercise Price      Vesting Dates       Expiration Dates

     Employees             5,674,750         $1.00 - $3.15        2001 - 2003           2006 - 2008
     Consultants             272,500         $3.00 - $3.70        2001 - 2003           2006 - 2008
     Directors               150,000         $3.00 - $3.15        2001 - 2003           2006 - 2008
                           ---------
Total Issued              6,097 250
                          =========

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marc A. Bruner Strategic Consulting Agreement The Company has entered into a Strategic Consulting Agreement with Mr. Bruner, effective January 2, 2003, that expires on January 31, 2006. The Consulting Agreement was amended and restated effective January 2, 2003. The amended and restated agreement entitles Mr. Bruner to an annual fee of $120,000 and an annual bonus payment equal to 0.875% of Gasco's cash flow from wells drilled by or on behalf of the Company. The agreement provides for the award to Mr. Bruner of 187,500 shares of common stock of the Company from a restricted stock plan in exchange for the surrender by Mr. Bruner of vested options to purchase 150,000 shares of common stock at $3.15 per share, 50,000 shares of common stock at $3.00 per share and 925,000 shares of common stock at $2.00 per share. Mr. Bruner also has the right to receive 25% of all option grants made by the Company each calendar year during the term of the agreement. In addition, the employment agreement provides that each year Mr. Bruner and the Company shall mutually agree on a performance-based bonus plan for Mr. Bruner. The employment agreement also contains non-compete provisions in the event of the termination of the agreement.

Mr. Bruner's agreement also provides for certain payments in the event that the agreement is terminated for any reason other than his voluntary termination, death, disability or termination for cause. In the event that Mr. Bruner's agreement is terminated by the Company without cause or due to certain change of control events, Mr. Bruner is entitled to receive an amount equal to his annual fee for the remaining term of the agreement plus an additional cash payment of $500,000. If the termination occurs at anytime when the average closing price for the Company's common stock for the 30 trading days prior to termination is equal to between $1.50 per share and $1.99 per share, the additional cash payment will increase to $1,000,000. This payment will be further increased as such average closing price increases, up to a maximum of $3,500,000 if such average closing price is greater than $3.50 per share. If the termination is because of a change of control of the Company, the additional cash payment will be based on the consideration per share paid to the Company's shareholders in connection with the change of control instead of the market price of the Company's common stock.

Other Transactions

Mr. Lotito earned consulting fees of $16,000, $52,000 and $50,000 from the Company during the years ended December 31, 2002, 2001 and 2000, respectively. During both of the years ended December 2002 and 2001, the Company paid $240,000 in consulting fees to a company owned by Mr. Bruner pursuant to the Strategic Consulting Agreement described above. During January 2003, the future annual fees that will be paid to Mr. Bruner's company were reduced to $120,000 per year and are committed through January 31, 2006.

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

During the year ended December 31, 2002, the Company paid $110,266 in consulting fees to an unrelated third party. The obligation to pay these fees was a joint and several liability of Gasco and a Company of which Mr. Lotito and Mr. Bruner have a combined 66.67% ownership.

ITEM 14 - CONTROLS AND PROCEDURES

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

ITEM 15 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                INDEX TO EXHIBITS


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

2.3 Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002).

2.4 Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002).

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K/A dated January 31, 2001, filed on February 16, 2001).

3.3 Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit3.5 to the Company's Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).

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

#4.2 1999 Stock  Option Plan  (incorporated  by  reference to Exhibit 4.1 to the
     Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

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

#10.7Form of Stock  Option  Agreement  under  the 1999  Stock  Option  Plan
     (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

#10.8Stock Option  Agreement  dated  January 2, 2001  between  Gasco and Mark A.
     Erickson (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

#10.9Form of Stock Option Agreement dated February 8, 2001 between Gasco and each of Mark A. Erickson, Marc Bruner, J. Timothy Bowes, Carl Stadelhofer and Howard O. Sharpe (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

*#10.10 W. King Grant Amended and Restated  Employment  Contract  dated February
     14, 2003

*#10.11 Michael Decker Amended and Restated  Employment  Contract dated February
     14, 2003

*#10.12 Mark A. Erickson Amended and Restated Employment Contract dated February
     14, 2003

*#10.13 Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner

10.14Muddy Creek  Exploration  Agreement  dated August 15, 2001,  between Gasco,
     Shama Zoe Limited  Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.15CD Exploration  Agreement dated August 15, 2001,  between Gasco,  Shama Zoe
     Limited  Partnership  and  Burlington Oil and Gas Company (Filed as Exhibit
     10.16 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.16Gamma Ray  Exploration  Agreement  dated  August 15, 2001,  between  Gasco,
     Shama Zoe Limited  Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.17Sublette  County,  WY AMI  Agreement  dated August 22, 2001 between  Gasco,
     Alpine Gas Company  and  Burlington  Oil and Gas Company  (Filed as Exhibit
     10.18 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.18Lead  Contractor  Agreement  dated  January  24,  2002,  between  Gasco and
     Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29,
     2002).

10.19Property  Purchase  Agreement,  dated as of April  23,  2002,  between  the
     Company and Shama Zoe Limited Partnership (Filed as Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002).

10.20Purchase  Agreement,  dated  as  of  July  16,  2002,  among  the  Company,
     Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders (Filed as Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002).

10.21Form of Subscription and Registration Rights Agreement,  dated as of August
     14, 2002 between the Company and certain investors. (Filed as Exhibit 10.21 to the Company's Form S-1 dated November 15, 2002, filed on November 15,
     2002)

10.22Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership. (Filed as Exhibit
     10.21 to the Company's Form S-1 dated November 15, 2002, filed on November 15, 2002)

10.23Financial  Advisory Services  Agreement dated August 22, 2002,  between the
     Company and Energy Capital Solutions LLC. (Filed as Exhibit 10.21 to the Company's Form S-1 dated November 15, 2002, filed on November 15, 2002)

*99.1Certification of Chief Executive Officer of Gasco Energy,  Inc. Pursuant to
     18 U.S.C.ss.1350

*99.2Certification of Chief Financial Officer of Gasco Energy,  Inc. Pursuant to
     18 U.S.C.ss.1350

*  Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.

       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                                       Dated:  March 27, 2003



By /s/ Mark Erickson
  ---------------------------
 Mark Erickson, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                           DATE


/s/ Mark Erickson               Director and President            March 27, 2003
--------------------           Chief Executive Officer
Mark Erickson

/s/ Marc Bruner                         Director                  March 27, 2003
--------------------
Marc Bruner

/s/ Carl Stadelhofer                    Director                  March 27, 2003
--------------------
Carl Stadelhofer

/s/ Carmen Lotito                       Director                  March 27, 2003
--------------------
Carmen Lotito

/s/ Michael Decker       Director and Executive Vice President    March 27, 2003
--------------------           Chief Operating Officer
Michael Decker

/s/ W. King Grant               Executive Vice President          March 27, 2003
--------------------   Principal Financial and Accounting Officer
W. King Grant

/s/ Charles Crowell                     Director                  March 27, 2003
--------------------
Charles Crowell

/s/ Richard Langdon                     Director                  March 27, 2003
--------------------
Richard Langdon

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Erickson, Chief Executive Officer of Gasco Energy, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Gasco Energy, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                             /s/  Mark A. Erickson
      --------------                             ---------------------
                                                 Mark A. Erickson, President and
                                                    Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, W. King Grant, Chief Financial Officer of Gasco Energy, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Gasco Energy, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                  /s/  W. King Grant
      --------------                  ------------------
                                      W. King Grant, ExecutiveVice President and
                                             Chief Financial Officer