Form 10-Q
period 2003-03-31
GASCO ENERGY INC
filed 2003-05-15
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

   [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE
         ACT

                         Commission file number 0-26321


                               GASCO ENERGY, INC.
          (Exact name of registrant issuer as specified in its charter)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of Common shares outstanding as of May 15, 2002:       40,288,800


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS
                                                         GASCO ENERGY, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                                                                   March 31,          December 31,
                                                                                                    2003                  2002
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                       $3,003,824             $ 2,089,062
  Restricted cash                                                                                    250,000                 250,000
  Prepaid expenses                                                                                   324,772                 198,491
  Accounts receivable                                                                                201,922                  96,144
                                                                                                   ---------               ---------
          Total                                                                                    3,780,518               2,633,697
                                                                                                   ---------               ---------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Well in progress                                                                                       -               1,138,571
    Proved mineral interests                                                                      13,138,815              10,283,488
    Unproved mineral interests                                                                    14,217,249              13,984,536
  Furniture, fixtures and other                                                                      165,379                 162,787
                                                                                                  ----------              ----------
           Total                                                                                  27,521,443              25,569,382
                                                                                                  ----------              ----------
  Less accumulated depreciation, depletion,
     amortization and property impairment                                                          (764,902)               (697,578)
                                                                                                  ----------              ----------
           Total                                                                                  26,756,541              24,871,804
                                                                                                  ----------              ----------
TOTAL ASSETS                                                                                    $ 30,537,059            $ 27,505,501
                                                                                                ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                               $ 1,648,316             $ 1,910,974
  Accrued expenses                                                                                 2,689,811               2,180,262
  Note payable                                                                                             -               1,400,000
                                                                                                  ----------               ---------
           Total                                                                                   4,338,127               5,491,236
                                                                                                  ----------               ---------
NONCURRENT LIABILITES
   Asset retirement obligation                                                                       152,286                       -
                                                                                                   ---------               ---------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock - $.001 par value; 20,000
    Shares authorized; 10,952 shares issued and outstanding in 2003                                       11                       -
  Common stock - $.0001 par value; 100,000,000 shares authorized;
    40,362,500 shares issued and 40,288,800 shares outstanding in
    2003 and 2002                                                                                      4,036                   4,036
  Additional paid in capital                                                                      49,711,991              44,958,593
  Deferred compensation                                                                             (26,396)                (52,833)
  Accumulated deficit                                                                           (23,512,701)            (22,765,236)
  Less cost of treasury stock of 73,700 common shares                                              (130,295)               (130,295)
                                                                                                 -----------             -----------
           Total                                                                                 26,046,646               22,014,265
                                                                                                 -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 30,537,059             $ 27,505,501
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




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                     2003                      2002

REVENUES
  Oil and gas                                                                                   $  158,850                 $  28,506
  Interest                                                                                           3,212                    36,663
                                                                                                   -------                    ------
          Total                                                                                    162,062                    65,169
                                                                                                   -------                    ------
OPERATING EXPENSES
  General and administrative                                                                       733,171                 1,085,023
  Lease operating                                                                                   66,448                    25,066
  Depletion, depreciation and amortization                                                          76,748                   115,089
  Impairment                                                                                             -                   472,000
  Interest                                                                                          23,473                         -
                                                                                                   -------                 ---------
           Total                                                                                   899,840                 1,697,178
                                                                                                   -------                 ---------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                                      (737,778)               (1,632,009)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                                      (9,687)                         -
                                                                                                 ---------                ----------

NET LOSS                                                                                         (747,465)               (1,632,009)

Preferred stock dividends                                                                         (43,436)                         -
                                                                                                 ---------               -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                   $ (790,901)             $ (1,632,009)
                                                                                               ===========             =============
PER COMMON SHARE DATA - BASIC AND DILUTED:
    Loss before cumulative effect of change in accounting principle                              $  (0.02)                 $  (0.06)
    Cumulative effect of change in accounting principle                                                 -                         -
                                                                                                 --------                  ---------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                                    $  (0.02)                 $  (0.06)
                                                                                                 =========                 =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               40,288,800                28,308,056
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


                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                2003                         2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                       $(747,465)            $ (1,632,009)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                                  73,396                  587,089
     Accretion of asset retirement obligation                                                         3,352                        -
     Amortization of deferred compensation                                                           26,437                   43,562
     Cumulative effect of change in accounting principle                                              9,687
     Changes in operating assets and liabilities:
         Prepaid expenses                                                                         (126,281)                   39,526
       Accounts receivable                                                                        (105,778)                 (18,391)
         Accounts payable                                                                         (262,658)                (243,635)
         Accrued expenses                                                                          509,549                   276,529
                                                                                                   --------                ---------
  Net cash used in operating activities                                                           (619,761)                (947,329)
                                                                                                  ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                                       (2,592)                 (28,787)
  Cash paid for development and exploration                                                     (1,816,294)              (5,140,054)
                                                                                                -----------              -----------

  Net cash used in investing activities                                                         (1,818,886)              (5,168,841)
                                                                                                -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                                                           -              (2,000,000)
  Proceeds from sale of preferred stock                                                           4,818,880                        -
  Cash paid for offering costs                                                                     (65,471)                        -
  Repayment of note payable                                                                     (1,400,000)                        -
                                                                                                -----------              -----------
  Net cash provided by (used) in financing activities                                             3,353,409              (2,000,000)
                                                                                                -----------              -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                                      914,762              (8,116,170)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                                           2,089,062               12,296,585
                                                                                                -----------               ----------
    END OF PERIOD                                                                               $ 3,003,824              $ 4,180,415
                                                                                                ===========              ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian Energy, Inc. and San Joaquin Oil and Gas, Ltd. All significant intercompany transactions have been eliminated upon consolidation.

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

Well in Progress

Well in progress at December 31, 2002 represented the costs associated with the drilling of a well in the Riverbend area of Utah. Since the well had not reached total depth, it was classified as a well in progress and was withheld from the depletion calculation until the first quarter of 2003 when the well reached total depth and was cased. The costs associated with this well were classified as proved property and became subject to depletion and the impairment calculation, during the first quarter of 2003, as described above.

Asset Retirement Obligation

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company adopted this statement as of January 1, 2003 and recorded a net asset of $139,247, a related liability of $148,934 (using a 9% discount rate and a 2% inflation rate) and a cumulative effect on change in accounting principle on prior years of $9,687. For the three months ended March 31, 2003, the company recognized accretion expense of $3,352 related to the asset retirement obligation, which was recorded as additional depletion expense. The information below reconciles the value of the asset retirement obligation from the date the liability was recorded.

                                                             Asset
                                                          Retirement
                                                          Obligation

        Balance 1/1/03                                     $148,934
          Liabilities incurred                                    -
          Liabilities settled                                     -
          Revisions in estimated cash flows                       -
          Accretion expense                                   3,352
                                                          ---------
        Balance 3/31/03                                   $ 152,286
                                                          =========

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 7 have not been included in the computation of diluted net income (loss) per share during all periods because their inclusion would have been anti-dilutive.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the quarters ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                                For the Quarters Ended March 31,
                                                     2003                  2002
                                                     ----                  ----

    Net loss attributable to
    common shareholders:         As reported      $(790,901)       $ (1,632,009)
                                 Pro forma       (1,071,722)         (2,059,316)

    Net loss per share:          As reported        $ (0.02)             $(0.06)
                                 Pro forma            (0.03)              (0.07)

The fair value of the common stock options granted during 2001 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions. The stock options granted during 2003 were not included in this calculation for the three months ended March 31, 2003 because none of these options were vested during this period.

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

Recent Accounting Pronouncements
In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company's adoption of FIN 45 on January 1, 2003 did not effect its financial position or results of operations. In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.
Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - STOCK OFFERING

The Company sold through a private placement, 11,052 shares of Series B Convertible Preferred Stock ("Preferred Stock") to a group of accredited investors, including members of Gasco's management. The Company sold 10,952 shares during February 2003 and an additional 100 shares of Preferred Stock during April 2003. The Preferred Stock was sold for $440 per share resulting in net proceeds of approximately $4,753,000 during the first quarter of 2003 and net proceeds of approximately $44,000 during the second quarter of 2003. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During February 2003, $1,400,000 of the proceeds from this sale were used to repay the note that was issued to Shama Zoe in connection with the Company's repurchase of 1,400,000 shares of common stock at $1.00 per share as further described in Note 4. The remaining proceeds from this sale will be used for the development and exploitation of the Company's Riverbend Project in the Uinta Basin in Utah and to fund the general corporate purposes of the Company.

NOTE 4 - NOTE PAYABLE

The original Property Purchase Agreement governing the Shama Zoe transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. The value of this option, using the Black Scholes model, of $250,000 has been recorded as additional noncash offering costs associated with the Company's sale of common stock .

On December 31, 2002 the Company repurchased and cancelled 1,400,000 shares of Gasco common stock from Shama Zoe for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares. The promissory note beared interest at 12%, had a maturity date of March 14, 2003 and was recorded as a short-term note payable in the accompanying financial statements as of December 31, 2002. On February 20, 2003, the Company repaid this note plus accrued interest of $23,473.

NOTE 5 - SUSPENDED LEASES

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) in Wyoming for approximately $1,428,000. After the sale, the Company was notified by the

BLM in Wyoming that several environmental agencies filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company sold 25% of its interest in these suspended leases resulting in the Company's total net acres being reduced from 9,726 to 7,295 net acres. As of March 31, 2003, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

NOTE 6 - PROPERTY IMPAIRMENT

During the quarter ended March 31, 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $472,000 associated with this well during the first quarter of 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

NOTE 7 - STOCK OPTIONS

During the first quarter of 2003, the Company granted an additional 1,258,000 options to purchase shares of common stock to employees and directors of the Company, at an exercise price of $1.00 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date. Additionally, the Company cancelled 2,260,000 options to purchase shares of common stock during the first quarter of 2003. The exercise price of the cancelled options ranged from $1.95 to $3.15 per share. None of the 1,258,000 options granted during the first quarter of 2003 were issued to the individuals whose options were cancelled.

NOTE 8 - STATEMENT OF CASH FLOWS

During the three months ended March 31, 2003, the Company's non-cash investing activity consisted of the following transaction:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

During the three months ended March 31, 2002, the Company's non-cash investing activity consisted of the following transaction:

     Conversion of 500 shares of Preferred Stock into 4,750,000 shares of common stock.

Cash paid for interest during the three months ended March 31, 2003 was $23,473. There was no cash paid for interest during the three months ended March 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the periods ended March 31, 2003 and 2002 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company's adoption of FIN 45 on January 1, 2003 did not effect its financial position or results of operations.

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

Riverbend Project

The Riverbend project is comprised of approximately 104,773 gross acres in the Uinta Basin of northeastern Utah, of which the Company holds an interest in approximately 31,353 net acres as March 31, 2003. Additionally, Gasco has an opportunity to earn or acquire an interest in approximately 35,831 gross acres in this area under farm-out and other agreements. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Blackhawk formations.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton has the option to earn a participation interest proportionate to its investment by funding the completions of wells in the Wasatch, Mesaverde and Blackhawk formations. The Company and Halliburton also share technical information through the formation of a joint technical team.

During 2002 Gasco drilled three operated wells, which are currently producing. Gasco's share of the costs for each of these wells ranged from $1,000,000 to $1,300,000 per well. Gasco's fourth operated well in this area reached total depth during December 2002 and is currently awaiting completion. The total drilling costs for this well are expected to be approximately $1,200,000. Gasco's fifth operated well in this area was spudded in October 2002 with a small rig that has been moved off the drill site. A larger rig was moved onto the site in March 2003 to complete the drilling of this well at a total estimated cost of approximately $1,200,000. As of May 15, 2003, Halliburton has exercised its option to participate in the first two wells and has declined to participate in the remaining three wells under the current terms of the contract.

During 2002, compressor capacity limitations on a third party gathering system in this area caused the Company's wells to be shut-in or to have significantly restricted production rates. During January 2003, Gasco entered into a contract with the system operator to put a new compressor in place. The compressor began operating during the beginning of February 2003 and is expected to meet the Company's projected compression needs for the next twelve months.

In addition to the Gasco-operated wells described above, the Company also owns a 14 to 20% working interest in five wells that were drilled by ConocoPhillips in this area during late 2001 and through the fourth quarter of 2002. Gasco did not particpate in a sixth well drilled by ConocoPhillips. All of these wells are currently selling gas.

Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of March 31, 2003, the Company has a leasehold interest in approximately 114,848 gross acres and 72,428 net acres in this area. During 2002, the Company participated in the drilling of two wells in Sublette County Wyoming. Gasco has a 31.5% interest in each of these wells, which are currently producing and are operated by Burlington.

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company assigned 25% of this suspended interest to Brek resulting in the Company's net acres being reduced from 9,726 to 7,295 net acres. As of March 31, 2003, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. These issued leases are reflected in the Company's total acreage position stated above. To date, 15,914 gross acres (5,371 net acres) remain in suspense and this leasehold interest is not included in the totals above. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

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

Sale of Preferred Stock

The Company sold through a private placement, 11,052 shares of Series B Convertible Preferred Stock ("Preferred Stock") to a group of accredited investors, including members of Gasco's management. The Company sold 10,952 shares during February 2003 and an additional 100 shares of Preferred Stock during April 2003. The Preferred Stock was sold for $440 per share resulting in net proceeds of approximately $4,753,000 during the first quarter of 2003 and net proceeds of approximately $44,000 during the second quarter of 2003. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock is $0.70 per common share, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During February 2003, $1,400,000 of the proceeds from this sale were used to repay the note that was issued to Shama Zoe in connection with the Company's repurchase of 1,400,000 shares of common stock at $1.00 per share. The remaining proceeds from this sale will be used for the development and exploitation of the Company's Riverbend Project in the Uinta Basin in Utah and to fund the general corporate purposes of the Company.

Results of Operations

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated.

                                            For the Three Months Ended March 31,
                                                2003                  2002

   Natural gas production (Mcf)                38,222                9,788
   Average sales price per Mcf                 $ 4.16                $2.91
   Expenses per Mcf:
      Lease operating                          $ 1.74               $ 2.56
      Depletion and impairment                 $ 1.60                59.26

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The Company's oil and gas revenue was $158,850 during 2003 and $28,506 during 2002. The increase in revenue is comprised of an increase in the average gas price from $2.91 per mcf in 2002 to $4.16 per mcf in 2003 and an increase in gas production from 9,788 mcf in 2002 to 38,222 mcf in 2003. The increased production is the result of the Company's drilling activity during 2002. The Company owned interests in thirteen producing wells during 2003 and owned interests in three producing wells during 2002. The $41,382 increase in lease operating expense during 2003 as compared with 2002 is also the result of the 2002 drilling activity.

Interest income during 2003 and 2002 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances. Interest income decreased $33,451 from the first quarter of 2002 to the first quarter of 2003 primarily due to a lower average cash balance during the first quarter of 2003.

General and administrative expense decreased from $1,085,023 to $733,171 during the first quarter of 2003 compared to the first quarter of 2002, primarily due to the Company's efforts to decrease its overhead expenses. The $351,852 decrease in these expenses is comprised of approximately $100,000 in salary reductions due to the implementation, during January 2003, of a 36% annual reduction in the cash component of the Company's senior management compensation, a $200,000 reduction in consulting expense primarily due to the termination of two consulting contracts during the second quarter of 2002 and management's efforts to reduce these types of expenses, and a $24,000 reduction in travel expenses due to management's cost cutting efforts. The remaining decrease in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Depletion, depreciation and amortization expense during first quarter of 2003 is comprised of $60,000 of depletion expense related to the Company's proved oil and gas properties, $13,396 of depreciation expense related to the Company's furniture, fixtures and other assets and $3,352 of accretion expense related the Company's asset retirement obligation. The corresponding expense during the first quarter of 2002 consists of $108,000 of depletion expense and $7,089 of depreciation expense. The decrease in depletion expense during the first quarter of 2003 as compared with the first quarter of 2002 resulted from the Company having better estimates of its reserve quantities during 2003 because of its increased production history. The increase in depreciation expense during 2003 is the result of the additional equipment purchased during 2002.

The impairment expense during the first quarter of 2002 represents costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $472,000 associated with this well during the first quarter of 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

The interest expense during the three months ended March 31, 2003 represents the interest incurred on the Company's outstanding note payable, which was repaid during February 2003.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and cash equivalents of $3,003,824 compared to cash and cash equivalents of $2,089,062 at December 31, 2002. The increase in cash and cash equivalents is primarily attributable to the net proceeds from the Preferred Stock offering of $4,753,409 offset by the repayment of the $1,400,000 note payable, the cash paid for development and exploration activities of $1,816,294 and the cash used in operations of $619,761.

The Company's working capital deficit decreased from $2,857,539 at December 31, 2002 to $557,609 primarily due to the Preferred Stock offering proceeds and the repayment of the note payable discussed above

In management's view, given the nature of the Company's operations, which consist of the acquisition, exploration and evaluation of petroleum and natural gas properties and participation in drilling activities on these properties, the most meaningful information relates to current liquidity and solvency. The Company's financial success will be dependent upon the extent to which Gasco can discover sufficient economic reserves and successfully develop and produce from the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas that is discovered is largely dependent upon other factors beyond the Company's control.

To date, the Company's capital needs have been met primarily through equity financings. In order to earn interests in additional acreage and depths in Riverbend, the Company will need to expend significant additional capital to drill and complete wells. It will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2003. The Company will use approximately $3,400,000 of the proceeds from its February 2003 Preferred Stock offering to fund a portion of its 2003 capital budget, however, it will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2003. The Company is considering several options for raising additional capital to fund its 2003 operational budget such as equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed under the caption "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2002. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 2 -      Changes in Securities and Use of Proceeds

              During the first and second quarters of 2003, the Company issued 11,052 shares of Preferred Stock in a private offering for a price of $440.00 per share, resulting in net proceeds of approximately $4.8 million. The Company's financial advisor, Energy Capital Solutions, LLC received an advisory fee of $10,000. The issuance of shares of Preferred Stock in this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the shares were offered and sold to a limited number of accredited investors as defined in Regulation D under the Securities Act of 1933, as amended. The Preferred Stock is convertible into common stock at a price of $0.70 per share of common stock, making each share of Preferred Stock convertible into approximately 629 shares of common stock.

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

     3.5 Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-104592).

     4.1 Stock Purchase Agreement dated July 5, 2001 between Gasco Energy, Inc. and First Ecom.com, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the quarter ended September 30,2001, filed on November 14,2001).

     4.2 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

     4.3 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Series B Preferred Stock in February 2003 (incorporated by reference to Exhibit 4.3 to the Company's Form S-1 Registration Statement, File No. 333-104592).

     *99.1 Section 1350 Certifications

     *    Filed herewith.

              (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

Form 8-K dated January 13, 2003,            Item 9, Item 7(c) - Press Release
  filed January14, 2003

Form 8-K dated February 5, 2003,            Item 9, Item 7(c) - Press Release
  filed  February 13,2003

Form 8-K dated February 18, 2003,           Item 9, Item 7(c) - Press Release
  filed  February 18, 2003

Form 8-K  dated  March 4,  2003,            Item 9, Item 7(c) - Press Release
  filed  March 4, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GASCO ENERGY, INC.



Date:  May 15, 2003                    By: /s/ W. King Grant
                                       W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Erickson, Chief Executive Officer of Gasco Energy, Inc.,certify that:

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

Date: May 15, 2003                               /s/  Mark A. Erickson
      ------------                               ---------------------
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

Date: Date: May 15, 2003              /s/  W. King Grant
            ------------              ------------------
                                      W. King Grant, ExecutiveVice President and
                                      Chief Financial Officer