Form 10-Q
period 2003-06-30
GASCO ENERGY INC
filed 2003-08-13
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]




Number of Common shares outstanding as of August 13, 2003:    40,288,800


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS
                                                         GASCO ENERGY, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                                                                   June 30,          December 31,
                                                                                                      2003               2002
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                       $1,442,252             $ 2,089,062
  Restricted cash                                                                                    250,000                 250,000
  Prepaid expenses                                                                                   308,666                 198,491
  Accounts receivable                                                                                235,576                  96,144
                                                                                                   ---------               ---------
          Total                                                                                    2,236,494               2,633,697
                                                                                                   ---------               ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Well in progress                                                                                       -               1,138,571
    Proved mineral interests                                                                      13,352,085              10,283,488
    Unproved mineral interests                                                                    14,499,568              13,984,536
  Furniture, fixtures and other                                                                      165,379                 162,787
                                                                                                  ----------              ----------
           Total                                                                                  28,017,032              25,569,382
                                                                                                  ----------              ----------
  Less accumulated depreciation, depletion,
     amortization and property impairment                                                          (958,442)               (697,578)
                                                                                                  ----------              ----------
           Total                                                                                  27,058,590              24,871,804
                                                                                                  ----------              ----------
TOTAL ASSETS                                                                                    $ 29,295,084            $ 27,505,501
                                                                                                ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                               $ 1,142,453             $ 1,910,974
  Accrued expenses                                                                                 2,388,443               2,180,262
  Note payable                                                                                             -               1,400,000
                                                                                                  ----------               ---------
           Total                                                                                  3,530,896                5,491,236
                                                                                                  ----------               ---------

NONCURRENT LIABILITES
   Asset retirement obligation                                                                       155,638                       -
                                                                                                     -------               ---------

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock - $.001 par value; 20,000
    Shares authorized; 11,339 shares issued and outstanding in 2003                                       11                       -
  Common stock - $.0001 par value; 100,000,000 shares authorized;
    40,362,500 shares issued and 40,288,800 shares outstanding in
    2003 and 2002                                                                                      4,036                   4,036
  Additional paid in capital                                                                      49,755,991              44,958,593
  Deferred compensation                                                                                    -                (52,833)
  Accumulated deficit                                                                           (24,021,193)            (22,765,236)
  Less cost of treasury stock of 73,700 common shares                                              (130,295)               (130,295)
                                                                                                 -----------             -----------
           Total                                                                                 25,608,550               22,014,265
                                                                                                 -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 29,295,084             $ 27,505,501
                                                                                               ============-            ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                         -------------------------------------------
                                                                                                     2003                      2002

REVENUES
  Gas                                                                                           $  471,988                 $  23,426
  Oil                                                                                               27,539                         -
  Interest                                                                                           2,514                     6,501
                                                                                                   -------                    ------
          Total                                                                                    502,041                    29,927
                                                                                                   -------                    ------

OPERATING EXPENSES
  General and administrative                                                                       703,205                 1,390,079
  Lease operating                                                                                  110,436                    18,249
  Depletion, depreciation and amortization                                                         196,892                    29,549
  Impairment                                                                                             -                    69,125
                                                                                                 ---------                  --------
           Total                                                                                 1,010,533                 1,507,002
                                                                                                 ---------                 ---------

NET LOSS                                                                                         (508,492)               (1,477,075)

Preferred stock dividends                                                                         (84,682)                        -
                                                                                                  --------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                   $ (593,174)             $ (1,477,075)
                                                                                               ===========             =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                                    $  (0.02)                 $  (0.04)
                                                                                                 =========                 =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               40,288,800                35,087,971
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


                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                         -------------------------------------------
                                                                                                     2003                      2002

REVENUES
  Gas                                                                                           $  630,838                 $  51,932
  Oil                                                                                               27,539                         -
  Interest                                                                                           5,726                    43,164
                                                                                                  --------                    ------
          Total                                                                                    664,103                    95,096
                                                                                                   -------                    ------
OPERATING EXPENSES
  General and administrative                                                                     1,436,376                 2,475,102
  Lease operating                                                                                  176,884                    43,315
  Depletion, depreciation and amortization                                                         273,640                   144,638
  Impairment                                                                                             -                   541,125
  Interest                                                                                          23,473                         -
                                                                                                 ---------                ----------
           Total                                                                                 1,910,373                 3,204,180
                                                                                                 ---------                 ---------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                                    (1,246,270)               (3,109,084)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                                      (9,687)                         -
                                                                                               -----------               -----------

NET LOSS                                                                                       (1,255,957)               (3,109,084)

Preferred stock dividends                                                                        (128,118)                         -
                                                                                               -----------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                 $ (1,384,075)             $ (3,109,084)
                                                                                             =============             =============
PER COMMON SHARE DATA - BASIC AND DILUTED:
    Loss before cumulative effect of change in accounting principle                              $  (0.03)                 $  (0.09)
    Cumulative effect of change in accounting principle                                                 -                         -
                                                                                                 ---------                  --------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                                    $  (0.03)                 $  (0.09)
                                                                                                 =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               40,288,800                33,250,955
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


                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                             ---------------------------------------
                                                                                                      2003                   2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                        $(1,255,957)         $ (3,109,084)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                                    266,936               685,763
     Accretion of asset retirement obligation                                                            6,704                     -
     Amortization of deferred compensation                                                              52,833                87,125
     Cumulative effect of change in accounting principle                                                 9,687
     Changes in operating assets and liabilities:
         Prepaid expenses                                                                            (110,175)                54,041
       Accounts receivable                                                                           (139,432)             (118,931)
         Accounts payable                                                                            (768,521)               322,081
         Accrued expenses                                                                             208,181                965,945
                                                                                                   -----------           -----------
  Net cash used in operating activities                                                            (1,729,744)           (1,113,060)
                                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                                          (2,592)              (84,846)
  Cash paid for development and exploration                                                        (2,311,883)           (8,370,664)
                                                                                                   -----------           -----------
  Net cash used in investing activities                                                            (2,314,475)           (8,455,510)
                                                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                                                              -             (250,000)
  Proceeds from sale of preferred stock                                                              4,862,840                     -
  Cash paid for offering costs                                                                        (65,431)                     -
  Repayment of note payable                                                                        (1,400,000)                     -
                                                                                                   -----------            ----------

  Net cash provided by (used) in financing activities                                                3,397,409             (250,000)
                                                                                                   -----------            ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (646,810)           (9,818,570)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                              2,089,062            12,296,585
                                                                                                     ---------            ----------

    END OF PERIOD                                                                                  $ 1,442,252           $ 2,478,015
                                                                                                   ===========           ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian Energy, Inc. and San Joaquin Oil and Gas, Ltd. All significant intercompany transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 the Company incurred operating losses of $1,246,270 and used cash in operating activities of $1,729,744. During the six months ended June 30, 2003 the Company's working capital deficit decreased to $1,294,402 from $2,857,539 while its cash balance decreased to $1,442,252 from the December 31, 2002 balance of $2,089,062. Also, as discussed in Note 9, in the quarter ended June 30, 2003 a trade creditor has filed suit against the Company for the collection of $1,007,894 in trade payables. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is considering several options for raising additional capital to fund its 2003 operational budget such as equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

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

Asset Retirement Obligation

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company adopted this statement as of January 1, 2003 and recorded a net asset of $139,247, a related liability of $148,934 (using a 9% discount rate and a 2% inflation rate) and a cumulative effect of change in accounting principle on prior years of $9,687. For the six months ended June 30, 2003, the company recognized accretion expense of $6,704 related to the asset retirement obligation, which was recorded as additional depletion expense. The information below reconciles the value of the asset retirement obligation from the date the liability was recorded.

                                                          Asset
                                                        Retirement
                                                        Obligation

        Balance 1/1/03                                     $148,934
          Liabilities incurred                                    -
          Liabilities settled                                     -
          Revisions in estimated cash flows                       -
          Accretion expense                                   6,704
                                                         ----------
        Balance 6/30/03                                  $ 155,638
                                                         =========


Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock") described in Note 3 and the options described in Note 7 and have not been included in the computation of diluted net income (loss) per share during all periods because their inclusion would have been anti-dilutive.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the quarters and six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:


                                               For the Quarters Ended                For the Six Months Ended
                                                       June 30,                              June 30,
                                              2003               2002                2003                2002
                                              ----               ----                ----                ----

Net loss attributable
to common
shareholders:
                        As reported           $(593,174)        $ (1,477,075)      $ (1,348,075)       $ (3,109,084)
                        Pro forma              (669,359)          (1,904,381)        (1,536,445)         (3,963,697)

Net loss per share:
                        As reported             $ (0.02)             $ (0.04)           $ (0.03)            $ (0.09)
                        Pro forma                 (0.02)               (0.05)           $ (0.04)              (0.12)

The fair value of the common stock options granted during 2003, 2002 and 2001, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.


                                           For the Year Ended December 31,
                                           -------------------------------
                                      2003              2002             2001
                                      ----              ----             ----

      Expected dividend yield           --                --               --
      Expected price volatility        82%               90%              89%
      Risk-free interest rate         2.9%       3.5% - 4.1%  3.8% - 4.9%
      Expected life of options     5 years           5 years          5 years

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FAS 142), were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. The FASB, the Securities and Exchange Commission (SEC) and others are engaged in deliberations on the issue of whether FAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from oil and gas properties as intangible assets on the Company's balance sheets only, but these costs would continue to be aggregated with other costs of oil and gas properties in the notes to the financial statements in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (FAS 69). Additional disclosures required by FAS 141 and

142 would also be included in the notes to financial statements. Historically, and to the Company's knowledge, we and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after FAS 141 and 142 became effective. The Company believes that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of FAS 141 and 142.

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of FAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2002 and June 30, 2003, the Company had undeveloped leaseholds of approximately $10,283,488 and $13,352,085, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under FAS 142 related to these interests. The Company's current disclosures are those required by FAS 69. The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The Company will prospectively apply the provisions of FIN 46 that were effective January 31, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement require that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. The Company does not believe that adoption of this Statement will have a material impact on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to classify certain financial instruments as liabilities in statements of financial position. The financial instruments are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward purchase contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that adoption of this Statement will have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - STOCK OFFERING

The Company sold through a private placement, 11,052 shares of Preferred Stock to a group of accredited investors, including members of Gasco's management. The Company sold 10,952 shares during February 2003 and an additional 100 shares of Preferred Stock during April 2003. The Preferred Stock was sold for $440 per share resulting in net proceeds of approximately $4,753,000 during the first quarter of 2003 and net proceeds of approximately $44,000 during the second quarter of 2003. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The Board of Directors of the Company authorized the payment of the June 30, 2003 Preferred Stock dividend in shares of Preferred Stock. The dividend was payable to shareholders of record of June 15, 2003 and was paid by the issuance of 287 shares of Preferred Stock and a cash payment of $1,370. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

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

NOTE 4 - NOTE PAYABLE

The original Property Purchase Agreement governing the Shama Zoe transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. The value of this option, using the Black Scholes model, of $250,000 has been recorded as additional noncash offering costs associated with the Company's sale of common stock.

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

NOTE 6 - PROPERTY IMPAIRMENT

During the six months ended June 30, 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $541,125 associated with this well during the first six months of 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

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

NOTE 8 - STATEMENT OF CASH FLOWS

During the six months ended June 30, 2003, the Company's non-cash investing activity consisted of the following transaction:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

     Issuance of 287 shares of Preferred Stock in payment of the June 30, 2003 Preferred Stock dividend.

During the six months ended June 30, 2002, the Company's non-cash investing activity consisted of the following transactions:

     Conversion of 500 shares of Preferred Stock into 4,750,000 shares of common stock.

     Issuance of 9,500,000 shares of common stock, valued at $18,525,000 in exchange for oil and gas properties.

Cash paid for interest during the six months ended June 30, 2003 was $23,473. There was no cash paid for interest during the six months ended June 30, 2002.

NOTE 9 - LITIGATION

On June 9, 2003, Pannonian was named as a defendant in a lawsuit filed in the United States District Court of Midland County, Texas. The plaintiffs, Burlington Resources Oil & Gas Company LP by BROG GP Inc. its sole General Partner ("Burlington Resources") claim that Pannonian owes them $1,007,894.14 in unpaid invoices. The Company has accrued these amounts owed within the accompanying financial statements and fully intends to pay these amounts owed to Burlington Resources. The Company is currently in negotiations with Burlington Resources to settle this lawsuit.

NOTE 10 - SUBSEQUENT EVENT

On August 12, 2003, the Company's Board of Directors approved the issuance of 425,000 shares of common stock, under the Gasco Energy, Inc. 2003 Restricted Stock Plan, to certain of the Company's officers and directors. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the periods ended June 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FAS 142), were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. The FASB, the Securities and Exchange Commission (SEC) and others are engaged in deliberations on the issue of whether FAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from oil and gas properties as intangible assets on the Company's balance sheets only, but these costs would continue to be aggregated with other costs of oil and gas properties in the notes to the financial statements in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (FAS 69). Additional disclosures required by FAS 141 and 142 would also be included in the notes to financial statements. Historically, and to the Company's knowledge, we and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after FAS 141 and 142 became effective. The Company believes that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of FAS 141 and 142.

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of FAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2002 and June 30, 2003, the Company had undeveloped leaseholds of approximately $10,283,488 and $13,352,085, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under FAS 142 related to these interests. The Company's current disclosures are those required by FAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The Company will prospectively apply the provisions of FIN 46 that were effective January 31, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement require that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. The Company does not believe that adoption of this Statement will have a material impact on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to classify certain financial instruments as liabilities in statements of financial position. The financial instruments are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward purchase contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that adoption of this Statement will have a material impact on the financial statements.

Petroleum and Natural Gas Properties

The following is a description of the current status of the Company's projects.

Riverbend Project

The Riverbend project is comprised of approximately 104,773 gross acres in the Uinta Basin of northeastern Utah, of which the Company holds an interest in approximately 31,353 net acres as of June 30, 2003. Additionally, Gasco has an opportunity to earn or acquire an interest in approximately 35,211 gross acres in this area under farm-out and other agreements. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Blackhawk formations.

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

During 2002 Gasco drilled three operated wells, which are currently producing. Gasco's share of the costs for each of the first two wells were approximately $1,050,000 and $1,312,000 and the costs for the third well, in which the Company has a 100% working interest, were approximately $2,340,000. Gasco's fourth operated well in this area reached total depth during December 2002 and is currently awaiting completion. The total drilling and completion costs for this well are expected to be approximately $2,150,000. Gasco's fifth operated well in this area was spudded in October 2002 with a small rig that has been moved off the drill site. A larger rig was moved onto the site in March 2003 to complete the drilling of this well. This well is currently being analyzed to determine the best completion design. The total costs for this well are estimated at approximately $2,150,000. Halliburton exercised its option to participate in the first two wells but on August 1, 2003 declined to participate in the remaining three wells under the current terms of the contract.

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

Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of June 30, 2003, the Company has a leasehold interest in approximately 114,081 gross acres and 72,408 net acres in this area. During 2002, the Company participated in the drilling of two wells in Sublette County Wyoming. Gasco has a 31.5% interest in each of these wells, which are currently producing and are operated by Burlington.

During June 2003, the Company announced its plans to dispose certain of its Wyoming properties in the Greater Green River Basin covering approximately 72,000 acres net to Gasco's interest. The Company intends to use the proceeds from any such sale to accelerate the drilling in its Riverbend Project and to increase the production in this area. Preliminary negotiations for the sale of this property are currently underway, although there can be no assurance that a transaction will close.

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. If the protest is deemed to have merit, the lease purchases will be rejected and the money paid for the leases will be returned to the Company. If the protest is deemed to be without merit, the leases will be released from suspense and issued to the Company. Effective July 16, 2002, the Company assigned 25% of this suspended interest to Brek resulting in the Company's net acres being reduced from 9,726 to 7,295 net acres. As of June 30, 2003, the BLM has released from suspension and issued leases covering 5,700 gross acres representing 1,924 net acres to the Company. These issued leases are reflected in the Company's total acreage position stated above. To date, 15,914 gross acres (5,371 net acres) remain in suspense and this leasehold interest is not included in the totals above. The value of the remaining suspended leases is recorded as unproved mineral interests in the accompanying financial statements.

Southern California Project

The Company has a leasehold interest in approximately 4,068 gross acres (2,860 net acres) on two oil prospects in Kern and San Luis Obispo Counties of Southern California. The Company has no drilling or development plans for this acreage during 2003, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these prospects. The Company may consider selling these positions in the future.

Sale of Preferred Stock

The Company sold through a private placement, 11,052 shares of Series B Convertible Preferred Stock ("Preferred Stock") to a group of accredited investors, including members of Gasco's management. The Company sold 10,952 shares during February 2003 and an additional 100 shares of Preferred Stock during April 2003. The Preferred Stock was sold for $440 per share resulting in net proceeds of $4,797,409 during the first six months of 2003. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The Board of Directors of the Company authorized the payment of the June 30, 2003 Preferred Stock dividend in shares of Preferred Stock. The dividend was payable to shareholders of record of June 15, 2003 and was paid by the issuance of 287 shares of preferred stock and a cash payment of $1,370. The conversion price of the Preferred Stock is $0.70 per common share, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

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

                                                                  For the Six
                                    For the Three Months         Months Ended
                                       Ended June 30,               June 30,
                                      2003        2002        2003          2002

    Natural gas production (Mcf)     102,121      8,712     140,343     18,500
    Average sales price per Mcf       $ 4.62      $2.69       $4.49      $2.81
    Oil production (Bbl)                 948          -         948          -
    Average sales price per Bbl        29.05          -       29.05          -
    Expenses per Mcfe:
       Lease operating                  1.02       2.09        1.21       2.34
       Depletion and impairment         1.93      11.33        1.87      37.07

The Second Quarter of 2003 Compared to the Second Quarter of 2002

Gas Revenue

Gas revenue increased from $23,426 during the second quarter of 2002 to $471,988 during the second quarter of 2003. The revenue increase is comprised of an increase in the average gas price from $2.69 per Mcf during 2002 to $4.62 per Mcf during 2003 combined with increased production of 102,121 Mcf during 2003 versus 8,712 Mcf during 2002, primarily due to the Company's drilling activity during 2002 and 2003.

Oil Revenue

Oil revenue during the second quarter of 2003 is comprised of 948 bbl of oil at an average price of $29.05 per bbl. The increase in production from the same period during 2002 is due to the increased drilling activity discussed above.

Interest Income

Interest income during 2003 and 2002 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances.
Interest income decreased by $3,987 during the second quarter of 2003 as compared with the second quarter of 2002 primarily due to a decrease in the average cash balance.

General and Administrative Expense

General and administrative expense decreased from $1,390,079 to $703,205 during the quarter ended June 30, 2003 as compared with the same period during 2002, primarily due to the Company's efforts to decrease its overhead expenses. The $686,874 decrease in these expenses is comprised of approximately $100,000 in salary reductions due to the implementation, during January 2003, of a 36% annual reduction in the cash component of the Company's senior management compensation, a $380,000 reduction in legal fees and a $90,000 decrease in consulting fees that were incurred in connection with the 2002 property transactions discussed above and a $71,000 reduction in travel expenses due to management's cost cutting efforts. The remaining decrease in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expense during second quarter of 2003 is comprised of $180,000 of depletion expense related to the Company's proved oil and gas properties, $13,540 of depreciation expense related to the Company's furniture, fixtures and other assets and $3,352 of accretion expense related the Company's asset retirement obligation. The corresponding expense during the second quarter of 2002 consists of $17,931 of depletion expense and $11,618 of depreciation expense. The increase in depletion expense during the second quarter of 2003 as compared with the second quarter of 2002 is primarily due to the increase in production discussed above. The increase in depreciation expense during 2003 is the result of the additional equipment purchased during 2002.

Impairment Expense

The impairment expense during the second quarter of 2002 represents costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $472,000 associated with this well during the first quarter of 2002 and $69,125 during the second quarter of 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

Cumulative Effect of Change in Accounting Principle

The cumulative effect of change in accounting principle represents the Company's recognition of an asset retirement obligation in connection with the adoption of FAS 143 on January 1, 2003.

The Six Months  Ended June 30, 2003  Compared  to the Six Months  Ended June 30,
2002

The comparisons for the six months ended June 30, 2003 and the six months ended June 30, 2002 are consistent with those discussed in the second quarter of 2003 compared to the second quarter of 2002 except as discussed below.

Gas Revenue

Gas revenue increased from $51,932 during the first six months of 2002 to $630,838 during the first six months of 2003. The revenue increase is comprised of an increase in the average gas price from $2.81 per Mcf during 2002 to $4.49 per Mcf during 2003 combined with increased production of 140,343 Mcf during 2003 versus 18,500 Mcf during 2002, primarily due to the Company's drilling activity during 2002 and 2003.

Interest Expense

The interest expense during the six months ended June 30, 2003 represents the interest incurred on the Company's outstanding note payable, which was repaid during February 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash and cash equivalents of $1,442,252 compared to cash and cash equivalents of $2,089,062 at December 31, 2002. The decrease in cash and cash equivalents is primarily attributable to the repayment of the $1,400,000 note payable, the cash paid for development and exploration activities of $2,311,883 and the cash used in operations of $1,729,744 partially offset by the net proceeds from the Preferred Stock offering of $4,797,409.

The Company's working capital deficit decreased from $2,857,539 at December 31, 2002 to $1,294,402 as of June 30, 2003 primarily due to the Preferred Stock offering proceeds, the repayment of the note payable and the development and exploration activities discussed above.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 the Company incurred operating losses of $1,246,270 and used cash in operating activities of $1,729,744. During the six months ended June 30, 2003 our working capital deficit decreased to $1,294,402 from $2,857,539 while our cash balance decreased to $1,442,252 from the December 31, 2002 balance of $2,089,062. Also, as discussed in Note 9 of the accompanying financial statements, in the quarter ended June 30, 2003 a trade creditor has filed suit against the Company for the collection of $1,007,894 in trade payables. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company's capital needs have been met primarily through equity financings. In order to earn interests in additional acreage and depths in Riverbend, the Company will need to expend significant additional capital to drill and complete wells. The Company continues to use approximately $3,400,000 of the proceeds from its February 2003 Preferred Stock offering to fund a portion of its 2003 capital budget, however, it will be necessary for Gasco to acquire additional financing in order to complete its operational plan for 2003 and to continue operations past November 30, 2003. The Company is considering several options for raising additional capital to fund its 2003 operational budget such as equity offerings, asset sales (including the Wyoming properties referred to above under "Petroleum and Natural Gas Properties - Greater Green River Basin Project"), the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting identified in the above evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

     Item 1 - Legal Proceedings

              See Note 9 to the accompanying financial statements.

     Item 2 - Changes in Securities and Use of Proceeds

              None.

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

          4.4 Gasco Energy Inc. 2003 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement, File No. 333-105974).

          *31  Rule 13a-14(a)/15d-14(a) Certifications.

          *32  Section 1350 Certifications

          * Filed herewith.

              (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                   Form 8-K dated  April 9,  2003,     Item 9,Item 7(c) - Press
                   filed  April 9, 2003                Release


                   Form 8-K dated June 6, 2003,        Item 9, Item 7(c) - Press
                   filed June 6, 2003                  Release

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GASCO ENERGY, INC.



Date:  August 13, 2003               By: /s/ W. King Grant
                                     W. King Grant, Executive Vice President
                                     Principal Financial and Accounting Officer