Form 10-Q
period 2003-09-30
GASCO ENERGY INC
filed 2003-11-10
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

               For the quarterly period ended: September 30, 2003

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]




Number of Common shares outstanding as of November 7, 2003:   45,602,236


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS
                                                          GASCO ENERGY, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

                                                                                      September 30,        December 31,
                                                                                            2003               2002
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                $478,692             $ 2,089,062
  Restricted cash                                                                           250,000                 250,000
  Prepaid expenses                                                                          194,085                 198,491
  Accounts receivable                                                                       182,903                  96,144
                                                                                            -------               ---------
          Total                                                                           1,105,680               2,633,697
                                                                                          ---------               ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Well in progress                                                                              -               1,138,571
    Proved mineral interests                                                             14,034,155              10,283,488
    Unproved mineral interests                                                           14,600,267              13,984,536
  Furniture, fixtures and other                                                             166,051                 162,787
                                                                                         ----------              ----------
           Total                                                                         28,800,473              25,569,382
                                                                                         ----------              ----------
  Less accumulated depreciation, depletion,
     amortization and property impairment                                               (1,080,038)               (697,578)
                                                                                        -----------              ----------
           Total                                                                         27,720,435              24,871,804
                                                                                         ----------              ----------

TOTAL ASSETS                                                                           $ 28,826,115            $ 27,505,501
                                                                                       ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $ 2,730,248             $ 1,910,974
  Accrued expenses                                                                          874,043               2,180,262
  Note payable                                                                                    -               1,400,000
                                                                                          ----------              ---------
           Total                                                                           3,604,291              5,491,236
                                                                                          ----------              ----------

NONCURRENT LIABILITES
   Asset retirement obligation                                                              158,990                       -
                                                                                          ---------              ----------

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock - $.001 par value; 20,000
    Shares authorized; 11,339 shares issued and outstanding in 2003                              11                       -
  Common stock - $.0001 par value; 100,000,000 shares authorized;
    40,887,500 shares issued and 40,813,800 shares outstanding in
    2003; 40,362,500 shares issued and 40,288,800 outstanding in 2002                         4,089                   4,036
  Additional paid in capital                                                             50,051,853              44,958,593
  Deferred compensation                                                                   (207,422)                (52,833)
  Accumulated deficit                                                                  (24,655,402)            (22,765,236)
  Less cost of treasury stock of 73,700 common shares                                     (130,295)               (130,295)
                                                                                        -----------              ----------
           Total                                                                        25,062,834               22,014,265
                                                                                        -----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 28,826,115             $ 27,505,501
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


                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                --------------         ---------------
                                                                                       2003                      2002

REVENUES
  Gas                                                                             $  255,028                 $  43,611
  Oil                                                                                 22,073                         -
  Interest                                                                             3,402                    19,198
                                                                                     -------                    ------
          Total                                                                      280,503                    62,809
                                                                                     -------                    ------

OPERATING EXPENSES
  General and administrative                                                         684,480                 1,461,377
  Lease operating                                                                    104,084                    32,742
  Depletion, depreciation and amortization                                           124,948                    51,157
  Interest                                                                             1,200                         -
                                                                                    --------                 ---------
           Total                                                                     914,712                 1,545,276
                                                                                    --------                 ---------

NET LOSS                                                                           (634,209)               (1,482,467)

Preferred stock dividends                                                           (88,027)                         -
                                                                                    --------               -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $ (722,236)             $ (1,482,467)
                                                                                 ===========             =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                      $  (0.02)                 $  (0.04)
                                                                                   =========                 =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                 40,388,800                40,502,336
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


                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                         -------------------------------------------
                                                                                                     2003                      2002

REVENUES
  Gas                                                                                           $  885,866                 $  95,543
  Oil                                                                                               49,612                         -
  Interest                                                                                           9,128                    62,362
                                                                                                   -------                   -------
          Total                                                                                    944,606                   157,905
                                                                                                   -------                   -------

OPERATING EXPENSES
  General and administrative                                                                     2,120,856                 3,936,479
  Lease operating                                                                                  280,968                    76,057
  Depletion, depreciation and amortization                                                         398,588                   195,795
  Impairment                                                                                             -                   541,125
  Interest                                                                                          24,673                         -
                                                                                                 ---------                 ---------
           Total                                                                                 2,825,085                 4,749,456
                                                                                                 ---------                 ---------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                                    (1,880,479)               (4,591,551)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                                      (9,687)                         -
                                                                                               -----------                ----------

NET LOSS                                                                                       (1,890,166)               (4,591,551)

Preferred stock dividends                                                                        (216,145)                         -
                                                                                               -----------               -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                 $ (2,106,311)             $ (4,591,551)
                                                                                             =============             =============

PER COMMON SHARE DATA - BASIC AND DILUTED:
    Loss before cumulative effect of change in accounting principle                              $  (0.05)                 $  (0.13)
   Cumulative effect of change in accounting principle                                                   -                         -
                                                                                                ----------                 ---------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                                    $  (0.05)                 $  (0.13)
                                                                                                 =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                               40,347,042                35,389,349
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


                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                  ----------------------------------------
                                                                                           2003                   2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                             $(1,890,166)         $ (4,591,551)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                         388,532               736,920
     Accretion of asset retirement obligation                                                10,056                     -
     Amortization of deferred compensation                                                   66,661               113,563
     Cumulative effect of change in accounting principle                                      9,687                     -
     Changes in operating assets and liabilities:
         Prepaid expenses                                                                     4,406               100,743
       Accounts receivable                                                                 (86,759)              (19,137)
         Accounts payable                                                                   819,274               674,785
         Accrued expenses                                                              (1,229,718)              1,099,974
                                                                                       ------------           -----------
  Net cash used in operating activities                                                 (1,908,027)           (1,884,703)
                                                                                       ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                               (3,264)              (84,846)
  Cash paid for development and exploration                                             (3,094,652)          (10,601,252)
                                                                                        -----------          ------------
  Net cash used in investing activities                                                 (3,097,916)          (10,686,098)
                                                                                        -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                                           (250,000)             (250,000)
  Cash undesignated as restricted                                                           250,000                     -
  Preferred dividends                                                                       (1,836)                     -
  Proceeds from sale of preferred stock                                                   4,862,840                     -
  Proceeds from sale of common stock                                                                            6,500,000
  Cash paid for offering costs                                                             (65,431)             (526,020)
  Repayment of note payable                                                             (1,400,000)                     -
                                                                                        -----------            ----------
  Net cash provided by financing activities                                               3,395,573             5,723,980
                                                                                        -----------            ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,610,370)           (6,846,821)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                   2,089,062            12,296,585
                                                                                          ---------            ----------

    END OF PERIOD                                                                         $ 478,692           $ 5,449,764
                                                                                          =========           ===========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian Energy, Inc. and San Joaquin Oil and Gas, Ltd. All significant intercompany transactions have been eliminated upon consolidation.

During the nine months ended September 30, 2003 the Company incurred operating losses of $1,890,166 and used cash in operating activities of $1,908,027. As of September 30, 2003 the Company had a working capital deficit of $2,498,611 and its cash balance decreased to $478,692 from the December 31, 2002 balance of $2,089,062. Also, as discussed in Note 10, during the nine months ended September 30, 2003 a trade creditor filed suit against the Company for the collection of $1,007,894 in trade payables. Subsequent to September 30, 2003 the Company issued $2,500,000 in 8% Convertible Debentures, sold 4,788,436 shares of common stock through a private placement for approximately $2,780,000 and settled approximately $1,600,000 of its accounts payable to an oilservice provider by making a cash payment of $400,000 to the provider and conveying to the provider a portion of the interests in two of its wells, as further described in Note 11. Management believes that the completion of these transactions will provide the Company with adequate resources to meet its obligations during the next year, however, management's drilling plans for the coming year will require capital in excess of that currently available and will require that Company to raise additional funds by selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

Restricted Cash

The restricted cash balance at December 31, 2002 collateralized a letter of credit that the Company established in connection with its drilling projects. The letter of credit was terminated during August 2003. During September 2003, the Company entered into a $250,000 escrow agreement in connection with one of its drilling projects. The funds held in escrow will be released on April 1, 2004 pending the completion of certain drilling obligations, and are classified as restricted cash in the accompanying financial statements.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves, plus the lower of cost, or estimated fair value of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

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

Asset Retirement Obligation

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company adopted this statement as of January 1, 2003 and recorded a net asset of $139,247, a related liability of $148,934 (using a 9% discount rate and a 2% inflation rate) and a cumulative effect of change in accounting principle on prior years of $9,687. For the nine months ended September 30, 2003, the Company recognized accretion expense of $10,056 related to the asset retirement obligation, which was recorded as additional depletion expense. The information below reconciles the value of the asset retirement obligation from the date the liability was recorded.

                                                             Asset
                                                          Retirement
                                                          Obligation

        Balance 1/1/03                                     $148,934
          Liabilities incurred                                    -
          Liabilities settled                                     -
          Revisions in estimated cash flows                       -
          Accretion expense                                  10,056
                                                          ---------
        Balance 9/30/03                                  $  158,990
                                                          =========


Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and directors are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock") described in Note 3, the options described in Note 7, and the restricted stock described in Note 8 have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the

Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the quarters and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                               For the Quarters Ended                For the Nine Months Ended
                                                    September 30,                          September 30,
                                              2003               2002                2003                2002
                                              ----               ----                ----                ----
Net loss attributable
to common
shareholders:
                        As reported           $(722,236)        $ (1,482,467)      $ (2,106,311)       $ (4,591,551)
                        Pro forma              (765,235)          (1,909,804)        (2,377,866)         (5,873,471)

Net loss per share:
                        As reported             $ (0.02)             $ (0.04)           $ (0.05)            $ (0.13)
                        Pro forma                 (0.02)               (0.05)           $ (0.06)              (0.17)

The fair value of the common stock options granted during 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.


                                               For the Year Ended December 31,
                                                     2003               2002
                                                     ----               ----

    Expected dividend yield                            --                 --
    Expected price volatility                         82%                90%
    Risk-free interest rate                          2.9%        3.5% - 4.1%
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

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of FAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2002 and September 30, 2003, the Company had undeveloped leaseholds of approximately $13,984,536 and $14,600,267, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under FAS 142 related to these interests. The Company's current disclosures are those required by FAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's adoption of FIN 45 on January 1, 2003 did not affect its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period ending after December 15, 2003, for variable interest entities created before February 1, 2003. The
Company's prospective application of the provisions of FIN 46 that were effective January 31, 2003, did not effect its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement require that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. The Company's adoption of this Statement did not have a material impact on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to classify certain financial instruments as liabilities in statements of financial position. The financial instruments are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward purchase contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of this Statement did not have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - STOCK OFFERING

During February and April 2003, the Company sold through a private placement, 11,052 shares of Preferred Stock to a group of accredited investors, including members of Gasco's management. The Preferred Stock was sold for $440 per share resulting in net proceeds of approximately $4,797,000. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The Board of Directors of the Company authorized the payment of the June 30, 2003 Preferred Stock dividend in shares of Preferred Stock. The dividend was payable to shareholders of record of June 15, 2003 and was paid by the issuance of 287 shares of Preferred Stock and a cash payment of $1,836. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The
Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

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

NOTE 4 - NOTE PAYABLE

The original Property Purchase Agreement governing the Shama Zoe transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. The value of this option, using the Black Scholes model, of $250,000 was recorded as additional noncash offering costs associated with the Company's sale of common stock.

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

NOTE 5 - SUSPENDED LEASES

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) in Wyoming for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental agencies filed a protest against the

BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. Effective July 16, 2002, the Company sold 25% of its interest in these suspended leases resulting in the Company's total net acres being reduced from 9,726 to 7,295 net acres. The Company was notified in July 2003 that all of the protested leases were released from suspense. The value of these leases is recorded as unproved mineral interests in the accompanying financial statements.

NOTE 6 - PROPERTY IMPAIRMENT

During the nine months ended September 30, 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $541,125 associated with this well during the first nine months of 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

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

NOTE 8 - COMMON STOCK ISSUANCE

On August 12, 2003, the Company's Board of Directors approved the issuance of 425,000 shares of common stock, under the Gasco Energy, Inc. 2003 Restricted Stock Plan ("Restricted Stock Plan"), to certain of the Company's officers and directors. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

The compensation expense related to the restricted stock was measured on September 18, 2003, the date the Restricted Stock Plan was approved by the Company's stockholders and is amortized over the three year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 425,000 unvested shares of restricted stock outstanding as of September 30, 2003 and the compensation expense related to these shares during the nine months ended September 30, 2003 was $13,828. There were no outstanding shares of restricted stock during 2002.

NOTE 9 - STATEMENT OF CASH FLOWS

During the nine months ended September 30, 2003, the Company's non-cash investing and financing activities consisted of the following transactions:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

     Issuance of 287 shares of Preferred Stock in payment of the June 30, 2003 Preferred Stock dividend.

     Issuance of 425,000 shares of restricted common stock to certain of the Company's officers and directors and the issuance of 100,000 shares of common stock as compensation to a former employee.

During the nine months ended September 30, 2002, the Company's non-cash investing and financing activities consisted of the following transactions:

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

     Reclassification   of  $1,400,000   from  additional  paid  in  capital  to
     redeemable common stock to reflect the option described in Note 4.

     Noncash stock offering costs of $250,000 incurred in connection with redeemable common stock as described in Note 4.

Cash paid for interest during the nine months ended September 30, 2003 was $23,473. There was no cash paid for interest during the nine months ended September 30, 2002.

NOTE 10 - LITIGATION

On June 9, 2003, Pannonian was named as a defendant in a lawsuit filed in the United States District Court of Midland County, Texas. On July 15, 2003, Gasco was also named as defendant in the same lawsuit. The plaintiffs, Burlington Resources Oil & Gas Company LP by BROG GP Inc. its sole General Partner ("Burlington Resources") claim that Pannonian and Gasco owe them $1,007,894.14 in unpaid invoices. The Company has accrued these amounts owed within the accompanying financial statements and fully intends to pay these amounts owed to Burlington Resources

NOTE 11 - SUBSEQUENT EVENTS

On October 15, 2003 Gasco closed the sale of $2,500,000 of 8% Convertible Debentures ("Debentures") in a private placement offering. The Debentures bear interest at 8% per annum, which is payable monthly, and are convertible into

4,166,667 shares of the Company's common stock, at the holder's option, at a conversion price of $0.60 per common share. Monthly principal payments of $37,500 begin in the fourth quarter of 2006 and the maturity date of the Debentures is October 15, 2008. The Debentures are secured by the producing wellbores that Gasco develops using this financing. Additionally, the Debenture holders exercised their right to designate a single nominee to the Company's Board of Directors during October 2003.

The Debenture conversion price of $0.60 per common share was lower than the trading value of the Company's common stock on the date the Debentures were issued. This resulted in a beneficial conversion feature of approximately $167,000, which will be amortized over the life of the Debentures.

On October 23, 2003 the Company completed the sale through a private placement of 4,788,436 shares of its common stock to a group of accredited previous investors. The selling price of $0.58 per common share was determined by taking 97 percent of the 20-day average closing price of the Company's common stock for the period ending October 17, 2003, and resulted in total proceeds of approximately $2,780,000. The expenses associated with this transaction are expected to be approximately $15,000.

The Company plans to use the proceeds from these transactions to develop and exploit its core-area Riverbend Project in the Uinta Basin in Utah and for its ongoing operations.

During October 2003, the Company completed a transaction whereby it settled an outstanding amount owed of $1,606,982 to an oilservice provider arising from drilling and completion expenditures on five Gasco-operated wells, by paying the provider $400,000 in cash and conveying to the provider a portion of its interests in two Riverbend wells. Subsequent to the transaction, the Company retained a 30% working interest in the two subject wells and ownership in the remaining three wells is unchanged.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of operations of Gasco for the periods ended September 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements of Gasco and related notes included therein.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves, plus the lower of cost, or estimated fair value of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

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

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of FAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2002 and September 30, 2003, the Company had undeveloped leaseholds of approximately $13,984,536 and $14,600,267, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under FAS 142 related to these interests. The Company's current disclosures are those required by FAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's adoption of FIN 45 on January 1, 2003 did not affect its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period ending after December 15, 2003, for variable interest entities created before February 1, 2003. The
Company's prospective application of the provisions of FIN 46 that were effective January 31, 2003, did not effect its financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement require that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. The Company's adoption of this Statement did not have a material impact on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to classify certain financial instruments as liabilities in statements of financial position. The financial instruments are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward purchase contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of this Statement did not have a material impact on the financial statements.

Petroleum and Natural Gas Properties

The following is a description of the current status of the Company's projects.

Riverbend Project

The Riverbend project is comprised of approximately 119,419 gross acres in the Uinta Basin of northeastern Utah, of which the Company holds an interest in approximately 46,771 net acres as of September 30, 2003. Additionally, Gasco has an opportunity to earn or acquire an interest in approximately 19,324 gross acres in this area under farm-out and other agreements. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Blackhawk formations.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services ("Halliburton") under which Halliburton had the option to earn a participation interest proportionate to its investment by funding the completions of wells in the Wasatch, Mesaverde and Blackhawk formations. The Company and Halliburton also shared technical information through the formation of a joint technical team. Halliburton elected to participate in two of the wells and declined to participate in the remaining three wells in this area. The agreement was terminated during October 2003.

During 2002 Gasco drilled three operated wells, which are currently producing. Gasco's share of the costs for each of the first two wells were approximately $1,050,000 and $1,312,000 and the costs for the third well, in which the Company has a 30% working interest, were approximately $2,340,000. The Company has scheduled recompletions for two of these wells during November 2003. Gasco's fourth operated well in this area reached total depth during December 2002 and is currently scheduled for completion during November 2003. The drilling and completion costs for this well, net to Gasco's interest are expected to be approximately $1,600,000. Gasco's fifth operated well in this area was spudded in October 2002 with a small rig that was moved off the drill site. A larger rig was moved onto the site in March 2003 to complete the drilling of this well. The Company plans to complete this well during November 2003. The total costs for this well, net to Gasco's interest are estimated at approximately $1,600,000.

During October 2003, the Company completed a transaction whereby it settled an outstanding amount owed of $1,606,982 to an oilservice provider arising from drilling and completion expenditures on five Gasco-operated wells, by paying the provider $400,000 in cash and conveying to the provider a portion of its interests in two Riverbend wells. Subsequent to the transaction, the Company retained a 30% working interest in the two subject wells and the ownership in remaining three wells is unchanged.

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

In addition to the Gasco-operated wells described above, the Company also owns a 14 to 20% working interest in five wells that were drilled by ConocoPhillips in this area during late 2001 and through the fourth quarter of 2002. All of these wells are currently producing and selling gas.

Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of September 30, 2003, the Company has a leasehold interest in approximately 110,797 gross acres and 71,274 net acres in this area. During 2002, the Company participated in the drilling of two wells in this AMI. Gasco has a 31.5% interest in each of these wells, which are currently producing and are operated by Burlington.

During June 2003, the Company announced its plans to dispose of certain of its Wyoming properties in the Greater Green River Basin covering approximately 72,000 acres net to Gasco's interest. The Company is also considering additional options for this area such as the farm-out of some of its acreage and other similar type transactions.

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) for approximately $1,428,000. After the sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. Effective July 16, 2002, the Company assigned 25% of this suspended interest resulting in the Company's net acres being reduced from 9,726 to 7,295 net acres. The Company was notified in July 2003 that all of the protested leases were released from suspense.

Southern California Project

The Company has a leasehold interest in approximately 3,868 gross acres (2,727 net acres) on two oil prospects in Kern and San Luis Obispo Counties of Southern California. The Company has no drilling or development plans for this acreage during 2003, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these prospects. The Company may consider selling these positions in the future.

Sale of Preferred Stock

During February and April, the Company sold through a private placement, 11,052 shares of Series B Convertible Preferred Stock ("Preferred Stock") to a group of accredited investors, including members of Gasco's management. The Preferred

Stock was sold for $440 per share resulting in net proceeds of $4,797,409 during the first nine months of 2003. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The Board of Directors of the Company authorized the payment of the June 30, 2003 Preferred Stock dividend in shares of Preferred Stock. The dividend was payable to shareholders of record on June 15, 2003 and was paid by the issuance of 287 shares of Preferred Stock and a cash payment of $1,836. The conversion price of the Preferred Stock is $0.70 per common share, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. Holders of the Preferred Stock vote as a class on issues that affect the Preferred Stockholders' interests and vote with holders of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

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

Subsequent Events

On October 15, 2003 Gasco closed the sale of $2,500,000 of 8% Convertible Debentures ("Debentures") in a private placement offering. The Debentures bear interest at 8% per annum, which is payable monthly, and are convertible into 4,166,667 shares of the Company's common stock, at the holder's option, at a conversion price of $0.60 per common share. Monthly principal payments of $37,500 begin in the fourth quarter of 2006 and the maturity date of the Debentures is October 15, 2008. The Debentures are secured by the producing wellbores that Gasco develops using this financing. Additionally, the Debenture holders exercised their right to designate a single nominee to the Company's Board of Directors during October 2003.

The Debenture conversion price of $0.60 per common share was lower than the trading value of the Company's common stock on the date the Debentures were issued. This resulted in a beneficial conversion feature of approximately $167,000, which will be amortized over the life of the Debentures.

On October 23, 2003 the Company completed the sale through a private placement of approximately 4,788,436 shares of its common stock to a group of accredited previous investors. The selling price of $0.58 per common share was determined by taking 97 percent of the 20-day average closing price of the Company's common stock for the period ending October 17, 2003, and resulted in total proceeds of approximately $2,780,000. The selling price of $0.58 per common share was lower than the trading price of the Company's common stock, which resulted in a beneficial conversion feature of approximately $334,000. The expenses associated with this transaction are expected to be approximately $15,000.

The Company plans to use the proceeds from these transactions to develop and exploit its core-area Riverbend Project in the Uinta Basin in Utah and for its ongoing operations.

During October 2003, the Company completed a transaction whereby it settled an outstanding amount owed of $1,606,982 to an oilservice provider arising from drilling and completion expenditures on five Gasco-operated wells, by paying the provider $400,000 in cash and conveying to the provider a portion of its interests in two Riverbend wells. Subsequent to the transaction, the Company retained a 30% working interest in the two subject wells and the ownership in the remaining three wells is unchanged.

Results of Operations

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated.

                                      For the Three          For the Nine
                                      Months Ended           Months Ended
                                      September 30,          September 30,
                                      2003     2002       2003          2002

    Natural gas production (Mcf)    59,028    27,965    199,645         46,465
    Average sales price per Mcf     $ 4.30     $1.56      $4.44          $2.05
    Oil production (Bbl)               802         -      1,750              -
    Average sales price per Bbl      27.52         -      28.35              -
    Expenses per Mcfe:
       Lease operating                1.63      1.17       1.34           1.64
       Depletion and impairment       1.96      1.83       1.90          15.86

The Third Quarter of 2003 Compared to the Third Quarter of 2002

Gas Revenue

Gas revenue increased from $43,611 during the third quarter of 2002 to $255,028 during the third quarter of 2003. The revenue increase is comprised of an increase in the average gas price from $1.56 per Mcf during 2002 to $4.30 per Mcf during 2003 combined with increased production of 59,028 Mcf during 2003 versus 27,965 Mcf during 2002, primarily due to the Company's drilling activity during 2002 and 2003.

Oil Revenue

Oil revenue during the third quarter of 2003 is comprised of 802 bbl of oil at an average price of $27.52 per bbl. The increase in production from the same period during 2002 is due to the increased drilling activity discussed above.

Interest Income

Interest income during 2003 and 2002 represents the interest earned on the Company's combined cash and cash equivalents and restricted cash balances. Interest income decreased by $15,796 during the third quarter of 2003 as compared with the third quarter of 2002 primarily due to a decrease in the average cash balance.

General and Administrative Expense

General and administrative expense decreased from $1,461,377 to $684,480 during the quarter ended September 30, 2003 as compared with the same period during 2002, primarily due to the Company's efforts to decrease its overhead expenses. The $776,897 decrease in these expenses is comprised of approximately $100,000 in salary reductions due to the implementation, during January 2003, of a 36% annual reduction in the cash component of the Company's senior management compensation, a $270,000 reduction in compensation expense due to the one time payment of a bonus to an employee of the Company who was instrumental in securing the Company's agreement with Shama Zoe, as described above, a $150,000 reduction in legal fees and a $200,000 decrease in consulting fees that were incurred in connection with the 2002 property transactions discussed above. The remaining decrease in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Lease Operating Expense

Lease operating expense increased $71,342 during the third quarter of 2003 as compared with the third quarter of 2002. The increase is due a greater number of producing wells during 2003 resulting from the Company's drilling activity during 2002 and 2003.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization expense during third quarter of 2003 is comprised of $108,000 of depletion expense related to the Company's proved oil and gas properties, $13,596 of depreciation expense related to the Company's furniture, fixtures and other assets and $3,352 of accretion expense related the Company's asset retirement obligation. The corresponding expense during the third quarter of 2002 consists of $39,325 of depletion expense and $11,832 of depreciation expense. The increase in depletion expense during the third quarter of 2003 as compared with the third quarter of 2002 is due primarily to the increase in production discussed above. The increase in depreciation expense during 2003 is the result of the additional equipment purchased during 2002 and 2003.

The Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

The comparisons for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 are consistent with those discussed in the third quarter of 2003 compared to the third quarter of 2002 except as discussed below.

Gas Revenue

Gas revenue increased from $95,543 during the first nine months of 2002 to $885,866 during the first nine months of 2003. The revenue increase is comprised of an increase in the average gas price from $2.05 per Mcf during 2002 to $4.44 per Mcf during 2003 combined with increased production of 199,645 Mcf during 2003 versus 46,465 Mcf during 2002, due primarily to the Company's drilling activity during 2002 and 2003.

Oil Revenue

Oil revenue during the first nine months of 2003 is comprised of 1,750 bbl of oil at an average price of $28.35 per bbl. The increase in production from the same period during 2002 is due to the increased drilling activity discussed above.

Impairment Expense

The impairment expense during the first nine months of 2002 represents costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming during the first quarter of 2002. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $541,125 associated with this well during the first nine months of 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

Interest Expense

The interest expense during the nine months ended September 30, 2003 primarily represents the interest incurred on the Company's outstanding note payable, which was repaid during February 2003.

Cumulative Effect of Change in Accounting Principle

The cumulative effect of change in accounting principle during 2003 represents the Company's recognition of an asset retirement obligation in connection with the adoption of FAS 143 on January 1, 2003.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund operations and to acquire, explore and develop petroleum and natural gas properties. The Company's financial success will be dependent upon the extent to which Gasco can discover sufficient economic reserves and successfully develop and produce from the properties containing those reserves. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any petroleum or natural gas that is discovered is largely dependent upon other factors beyond the Company's control.

At September 30, 2003, the Company had cash and cash equivalents of $478,692 compared to cash and cash equivalents of $2,089,062 at December 31, 2002. The decrease in cash and cash equivalents is primarily attributable to the repayment of the $1,400,000 note payable, the cash paid for development and exploration activities of $3,094,652 and the cash used in operations of $1,908,027 partially offset by the net proceeds from the Preferred Stock offering of $4,797,409.

The Company's working capital deficit decreased from $2,857,539 at December 31, 2002 to $2,498,611 as of September 30, 2003 due primarily to the Preferred Stock offering proceeds, the repayment of the note payable and the development and exploration activities discussed above.

Subsequent to September 30, 2003 the Company issued $2,500,000 in 8% Convertible Debentures, sold 4,788,436 shares of common stock through a private placement for approximately $2,780,000 and settled approximately $1,600,000 of its accounts payable to an oilservice provider by making a cash payment of $400,000 to the provider and conveying to the provider a portion of the interests in two of its wells, as further described above. Management believes that the completion of these transactions will provide the Company with adequate resources to meet its obligations during the next year, however, management's drilling plans for the coming year will require capital in excess of that currently available and will require the Company to raise additional funds by selling securities, selling assets or farmouts or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

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

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              See Note 10 to the accompanying financial statements.

Item 2 -      Changes in Securities and Use of Proceeds

              None.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting ("Annual Meeting") of Stockholders on September 18, 2003. The meeting was held to elect seven directors to serve until the 2004 Annual Meeting of Stockholders, to approve the Gasco Energy, Inc. 2003 Restricted Stock Plan and to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2003.

The "For" column represents the number of affirmative votes, and the "withheld" column represents the number of abstentions and broker non-votes, by holders of common and preferred stock represented by either proxy or at the Annual Meeting. Only holders of preferred stock were permitted to vote for the Preferred Stock Director, Richard Langdon. The results of the voting related to the elections of the nominees for director were as follows:

     Name                                      For                  Withheld

     Marc A. Bruner                         37,628,368              6,049,931
     Charles B. Crowell                     43,195,909                482,390
     Mark A. Erickson                       36,454,849              7,223,450
     Richard J. Burgess                     43,485,649                192,650
     Carmen J. (Tony) Lotito                31,753,725             11,924,574
     Carl Stadelhofer                       43,162,509                515,790

     Preferred Stock Director
     Richard S. Langdon                         11,339                     --

Stockholders voted 37,900,536 shares "for" and 319,201 shares "against" the proposal to approve the Gasco Energy, Inc. 2003 Restricted Stock Plan, with 5,458,562 votes abstaining.

Stockholders voted 25,793,354 shares "for" and 103,000 shares "against" the proposal to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2003, with 5,431,842 votes abstaining and 12,350,103 shares not voted.

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

     *4.5 Convertible Loan Agreement, dated October 15, 2003 between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC, BFSUS Special Opportunities Trust PLC and Renn Capital Group, Inc.

     *4.6 Form of Gasco Energy, Inc. 8.00% Convertible Debenture,  dated October
          15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000.

     *4.7 Deed of Trust and Security  Agreement,  dated October 15, 2003 between
          Pannonian  and BFSUS  Special  Opportunities  Trust  PLC,  Renaissance
          Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

     *4.8 Subsidiary  Guaranty   Agreement,   dated  October  15,  2003  between
          Pannonian and Renn Capital Group, Inc.

     *4.9 Subsidiary  Guaranty  Agreement,  dated  October 15, 2003  between San
          Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc.

     *4.10Form of Subscription  and Registration  Rights  Agreement  between the
          Company and investors purchasing Common Stock in October 2003.

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


                                      GASCO ENERGY, INC.



Date:  November 7, 2003               By: /s/ W. King Grant
                                      --------------------------------
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer