Form 10-K
period 2003-12-31
GASCO ENERGY INC
filed 2004-03-26
CIK 1086319

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes __ No X

As of June 30, 2003, approximately 40,288,800 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $18,550,715.

As of March 25, 2004, approximately 64,082,254 shares of Common Stock, par value $0.0001 per share were outstanding.

                      Documents incorporated by reference:

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders to be filed within 120 days after December 31, 2003.

                                Table of Contents

                                     Part I

Item 1.  Description of Business...............................................2
              Business of Gasco................................................2
              History..........................................................3
              Acquisition, Exploration and Development Expenses................4
              Principal Products or Services and Markets.......................5
              Competitive Business Conditions, Competitive Position in the
                 Industry and Methods of Competition...........................6
              Governmental Regulations and Environmental Laws................. 4
              Number of Total Employees and Number of Full-Time Employees......5
              Risk Factors.....................................................5
              Cautionary Statement Regarding Forward-Looking Statements.......13

Item 2.  Description of Property..............................................13
              Petroleum and Natural Gas Properties............................13
              Company Reserve Estimates.......................................16
              Volumes, Prices and Operating Expenses..........................17
              Development, Exploration and Acquisition Capital Expenditures...18
              Productive Gas Wells............................................18
              Oil and Gas Acreage.............................................19
              Drilling Activity...............................................20
              Office Space....................................................21

Item 3.  Legal Proceedings....................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................21

                               Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............22
              Equity Compensation Plans.......................................23
              Securities Transactions.........................................23

Item 6.  Selected Financial Data..............................................25

Item 7.  Management's Discussion and Analysis.................................26
              Forward Looking Statements......................................26
              Overview........................................................26
              Liquidity and Capital Resources.................................28
              Capital Budget..................................................29
              Schedule of Contractual Obligations.............................30
              Critical Accounting Policies and Estimates......................30
              Results of Operations...........................................32
              Recent Accounting Pronouncements................................35

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........36

Item 8.   Financial Statements................................................37

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................67

Item 9A.  Controls and Procedures.............................................67

                              Part III

Item 10.  Directors and Executive Officers of the Registrant..................67

Item 11.  Executive Compensation..............................................67

Item 12.  Security Ownership of Certain Beneficial Owners and Management......67

Item 13.  Certain Relationships and Related Transactions......................68

Item 14.  Principal Accountant Fees and Services..............................68

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....68

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

Acquisition, Exploration and Development Expenses

During the year ended December 31, 2003, the Company spent $5,283,426 in development and exploration activities. During the year ended December 31, 2002, the Company spent $32,962,855, including the issuance of 9,500,000 shares of common stock valued at $18,525,000, in the acquisition of additional leases and in the development and exploitation of the properties subject to these leases. During the year ended December 31, 2001, the Company spent $7,395,867 identifying and acquiring petroleum and natural gas leases and prospect rights. As of December 31, 2003, the Company held working interests in 235,709 gross acres (112,051 net acres) located in Utah, Wyoming and California. As of December 31, 2003, the Company held an interest in 18 gross (9.5 net) producing gas wells and 4 gross (4.0 net) shut-in gas wells located on these properties. As of March 25, 2004 the Company operates 18 wells, of which 13 are currently producing. See "Item 2 - Description of Properties".

Principal Products or Services and Markets

Gasco focuses its exploitation activities on locating natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company's sales have been to a few customers. However, Gasco is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser would not materially affect the Company's business because there are numerous other purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2003, 2002 and 2001, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company.

                                          For the Year Ended December 31,
                                     ------------------------------------------
                                          2003          2002        2001
                                          ----          ----        ----

      ConocoPhillips Company              93%            98%        60%
      Wasatch Energy Corporation           -              -         37%


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

It is not anticipated that the Company will be required in the near future to expend material amounts because of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate future cost of compliance. It is anticipated that before full field development can occur the Company will be required to conduct Environmental Assessments and/or Environmental Impact Statements which may result in material delays and/or limitations to developing all or part of the Company's leasehold. The Company believes it is presently in compliance in all material respects with all applicable federal, state or local environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations. No assurance can be given as to what effect these present and future laws, rules and regulations will have on Gasco's current and future operations.

Number of Total Employees and Number of Full-Time Employees

As of March 25, 2004, Gasco had eleven full-time employees.

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

During the year ended December 31, 2003, Gasco incurred a net loss of $2,526,525, and has an accumulated deficit of $25,291,761 since inception.

         Uncertainty of Reserve Estimates


Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission ("SEC"), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

     -    the quality and quantity of available data;

     -    the interpretation of that data;

     -    the accuracy of various mandated economic assumptions; and

     -    the judgment of the persons preparing the estimate.

The proved reserve information included herein is based on estimates prepared by
Netherland,   Sewell  &  Associates,   Inc.,  independent  petroleum  engineers.
Estimates prepared by others could differ materially from these estimates.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company's wells have been producing less than two years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the quantities and present value of the Company's reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing gas and oil prices. Natural gas prices historically have been extremely volatile and lower natural gas prices could result in materially lower natural gas reserves. The Company's reserves may also be susceptible to drainage by operators on adjacent properties.

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

         Potential Future Impairment

The Company may be required to write down the carrying value of its gas and oil properties when gas and oil prices are low or if there is substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.

The Company follows the full cost method of accounting, under which, capitalized gas and oil property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas and oil reserves plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of gas and oil to estimated future production of proved gas and oil reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Once an impairment of gas and oil properties is recognized, is not reversible at a later date even if oil or gas prices increase.

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

It is likely that future projects will require significant new funding. Gasco has not yet secured specific sources of adequate financing for future projects, and it may be unable to timely secure financing on terms that are favorable to the Company or at all. Any future financing through the issuance of Company common stock will likely result in substantial dilution to Gasco's stockholders.

         Strategy Risks

The Company's natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, the Company competes with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators with greater financial resources. The Company does not believe that our competitive position in the petroleum and natural gas industry will be significant.

The Company anticipates a competitive market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in our areas of exploration may have a significant adverse impact on the timing and profitability of the Company's operations. In addition, as discussed below, Gasco will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available timely or at all.

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

Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

         Natural Gas and Oil Prices

A sharp decline in natural gas and oil prices would result in a commensurate reduction in Gasco's income for the production of oil and gas. In the event prices fall substantially, Gasco may not be able to realize a profit from its production and would continue to operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil and natural gas has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. Among the factors that can cause the price volatility are:

     - Worldwide or regional demand for energy, which is affected by economic conditions;

     -    The domestic and foreign supply of natural gas and oil;

     -    Weather conditions;

     -    Domestic and foreign governmental regulations;

     -    Political conditions in natural gas or oil producing regions;

     - The ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

     -    The price and availability of alternative fuels;

     -    Acts of war, terrorism or vandalism;

     -    Market manipulation.


All of Gasco's production is currently located in, and all of Gasco's future production is anticipated to be located in, the Rocky Mountain Region of the United States. The gas prices that the Company and other operators in the Rocky Mountain region have received and are currently receiving are at a steep discount to gas prices in other parts of the country. Factors that can cause price volatility for crude oil and natural gas within this region are:

     - The availability of gathering systems with sufficient capacity to handle local production;

     -    Seasonal fluctuations in local demand for production;

     -    Local and national gas storage capacity;

     -    Interstate and intrastate pipeline capacity; and

     - The availability and cost of gas transportation facilities from the Rocky Mountain region.

In addition, because of Gasco's size the Company does not own or lease firm capacity on any interstate pipelines. As a result, the Company's transportation costs are particularly subject to short-term fluctuations in the availability of transportation facilities. The Company's management believes that the steep discount in the prices it received in the past may have been due to pipeline constraints out of the region. Recent increases in capacity have lessened the discount, however, there is no assurance that such pipeline constraints will not exist in the future. Even if the Company acquires additional pipeline capacity, conditions may not improve due to other factors listed above.

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

         Marketing

Several factors beyond the control of Gasco may adversely affect the Company's ability to market the oil and gas that it may discover. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Gasco's inability to sell its oil and gas at prices that would result in an adequate return on the Company's invested capital. For example, the Company currently sells the gas that it produces into a single pipeline. If this pipeline were to become unavailable, the Company would incur additional costs to secure a substitute facility in order to deliver the gas that the Company produces. Gasco relies upon the services of third party gathering companies to transport its natural gas to market. A disruption in this service could materially limit Gasco's ability to move its natural gas to market until alternative transportation can be arranged which may take an extended period of time.

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

         Riverbend Project

The Riverbend Project comprises approximately 119,259 gross acres in the Uinta Basin of northeastern Utah, of which Gasco hold interests in approximately 46,796 net acres as of December 31, 2003. The Company can also earn interests in approximately 19,324 gross acres in this area under farm-out and other agreements. The Company's engineering and geologic focus is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations. In January 2002, we entered into an agreement with Halliburton Energy Services under which Halliburton had the option to earn a participation interest proportionate to its investment by funding the completion of wells in the Wasatch and Mesaverde formations. Halliburton elected to participate in two of the wells and declined to participate in the remaining three wells in this area. The agreement was terminated during October 2003.

During 2002 Gasco drilled three operated wells, which are currently producing. Gasco's share of the costs for each of the first two wells were approximately
$1,050,000 and $1,312,000 and the costs for the third well, were approximately $2,340,000. Recompletions for two of these wells took place during November 2003. Gasco's fourth operated well in this area reached total depth during December 2002 and was completed during November 2003. The drilling and completion costs for this well, net to Gasco's interest were approximately $2,700,000. Gasco's fifth operated well in this area was spudded in October 2002 with a small rig that was moved off the drill site. A larger rig was moved onto the site in March 2003 to complete the drilling of this well, and the well was completed during November 2003. The total costs for this well, net to Gasco's interest were approximately $2,200,000.

In addition to the Gasco-operated wells described above, the Company also owns a 14% to 20% working interest in five wells and an overriding royalty interest in one well that were drilled by ConocoPhillips in this area during late 2001 and through the fourth quarter of 2002. All of these wells are capable of producing and selling gas. On March 9, 2004, the Company completed the acquisition of ConocoPhillips' interests in these producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $3,175,000. The Company also became the operator of these properties effective January 1, 2004. Pursuant to an existing contract an unrelated third party has the right to purchase 25% of the acquired properties at the acquisition price within 30 days following the acquisition date.

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

During January 2003, Gasco entered into a contract with the system operator to put a new compressor into place in the Riverbend Project. The installation of this compressor was completed during February 2003. The additional compression capacity has allowed the Company to begin producing from wells that were shut-in or flowing though constricted orifices and should meet the Company's projected compression needs in this project through the first half of 2004.

On January 16, 2004 the Company entered into agreements with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Two of the Company's wells that were completed in November, as discussed above, were made a part of this agreement. Gasco has agreed that the Service Parties, which includes Schlumberger Oilfield Services, will have the exclusive right to provide their services in the development of the Riverbend acreage during the term of the agreement. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig. If the group agrees, drilling may be accelerated using additional rigs. Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in this area. Gasco may elect to fund up to 20% of the cost of the wells in the first three bundles and up to 30% in the last two bundles. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses is estimated to equal the proportion of the total well costs that it funds.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

         Greater Green River Basin Project

In Wyoming, Gasco established an AMI with Burlington Resources ("Burlington") covering approximately 330,000 acres in Sublette County, Wyoming within the Greater Green River Basin. As of December 31, 2003, the Company has a leasehold interest in approximately 112,582 gross acres and 62,614 net acres in this area. During 2002, the Company participated in the drilling of a two wells in this AMI. Gasco has a 31.5% interest in each of these wells.

Three shallow wells were drilled during 2001 in this area for the purpose of holding acreage and earning expiring leasehold. All of these wells have been cased and are in various stages of completion, however none of these are currently producing.

On May 1, 2002, the Company issued 9,500,000 shares of its common stock to the Shama Zoe Limited Partnership ("Shama Zoe"), a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition was valued at $18,525,000 using a stock price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed. The original Property Purchase Agreement governing this transaction prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, the original Property Purchase Agreement was amended to allow for the issuance of those shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. On December 31, 2002 Shama Zoe exercised the option and sold 1,400,000 shares of Gasco common stock back to the Company for $1.00 per share. The Company issued a $1,400,000 promissory note to Shama Zoe for the purchase of these shares. The promissory note beared interest at 12% and had a maturity date of March 14, 2003. The Company repaid this note plus accrued interest in full during February 2003.

During June 2003, the Company announced its plans to dispose of certain of its Wyoming properties in the Greater Green River Basin covering approximately 62,500 acres, net to its interest. The Company is also currently considering additional options for this area such as the farm-out of some of our acreage and other similar type transactions.

 During 2003, the Company impaired certain of its unproved acreage in Wyoming by reclassifying $1,725,000 of costs associated with this acreage into the full cost pool. The impairment represents the cost of certain of the Company's acreage that the Company no longer considers prospective. These costs became subject to amortization during the fourth quarter of 2003.

         Southern California Project

The Company has a leasehold interest in approximately 3,868 gross acres (2,641 net acres) in Kern and San Luis Obispo Counties of Southern California. The Company has no drilling or development plans for this acreage during 2004, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these prospects. The Company may consider selling these positions in the future.

         Repurchase of Stock for Acreage

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek Energy Corporation ("Brek"), and certain other Gasco stockholders (the "Other Stockholders"), pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco, representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco preferred stock held by Brek and the Other Stockholders. The Other Stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also had the option to acquire additional undeveloped acreage that it did not exercise.

The transaction was recorded at $16,709,000 based on the average trading price of the Company's common stock when the transaction was consummated The transaction was recorded as a reduction to the Company's unproved properties and a reduction to the Company's additional paid in capital, preferred and common stock.

Company Reserve Estimates

The following table summarizes the Company's estimated reserve data as of December 31, 2003, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of future net cash flows is based on prices at December 31, 2003 of $5.89 per Mcf of gas and $29.69 per bbl of oil. All of the Company's reserves are located within the state of Utah.

                Proved Reserve Quantities         Present Value of Future Net Cash Flows
                                                       Proved      Proved
                   Mcf of Gas      Bbls of Oil      Undeveloped   Developed        Total

   Total           13,601,003        100,987     $ 8,568,500    $ 7,626,600      $16,195,100
                   ===========       ========    ============    ============   ============


Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. A decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in the Company's December 31, 2003 present value of future net cash flows of approximately $672,600.

On March 9, 2004 the Company completed the acquisition of additional working interests in six of the Company's producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. The acquisition consists of approximately 7,637,000 Mcf and 62,000 Bbls of proved gas and oil reserves with a present value discounted at 10% of approximately $8,064,000. Pursuant to an existing contract, an unrelated third party has the right to purchase 25% of the acquired properties at the acquisition price within 30 days following the date of the acquisition.

No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated.

                                        For the Years Ended December 31,
                                   ------------------------------------------
                                      2003             2002         2001
                                   ------------    ----------- --------------

   Natural gas production (Mcf)        257,035         66,444         17,545
   Average sales price per Mcf           $4.69         $ 2.47          $2.10
   Oil production (Bbl)                  1,988              -              -
   Average sales price per Bbl          $28.52              -              -
   Expenses per Mcfe:
      Lease operating                    $1.25         $ 1.80         $ 0.72
      General and administrative        $10.48        $ 76.46       $ 246.57
      Depletion and impairment           $2.06         $ 9.73              -

Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2003, the Company spent $5,283,426 in development and exploration activities. During the year ended December 31, 2002, the Company spent $32,962,855, including the issuance of 9,500,000 shares of common stock valued at $18,525,000, in the acquisition of additional leases and in the development and exploitation of the properties subject to these leases. During the year ended December 31, 2001, the Company spent $7,395,867 identifying and acquiring petroleum and natural gas leases and prospect rights. As of December 31, 2003, the Company held working interests in 235,709 gross acres (112,051 net acres) located in Utah, Wyoming and California. As of December 31, 2003, the Company held an interest in 14 gross (5.5 net) producing gas wells and 4 gross (4.0 net) shut-in gas wells located on these properties. During the first quarter of 2004, the Company drilled and cased one additional successful well and acquired additional working interests in six producing wells in the Uinta Basin of Utah. Following those events, the Company holds an interest in 16 gross (6.1 net) producing gas wells and 4 gross (4.0 net) shut-in gas wells on these properties, and currently operates 18 wells, of which 13 are producing.

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                               For the Years Ended December 31,
                                                       ----------------------------------------------
                                                              2003            2002            2001
                                                       -------------     -----------     ------------
Property acquisition costs:
   Unproved                                               $ 667,557      $22,324,547      $ 7,161,450
   Proved                                                       --               --                --
Exploration costs (a)                                       396,967        3,319,124               --
Development costs                                        4,218,9022       7,319,1844               --
                                                         ----------      ------------       ---------
     Total excluding asset retirement obligation          5,283,426       32,962,855        7,161,450
                                                         ==========      ===========        =========
     Total including asset retirement obligation        $ 5,398,678     $ 32,962,855      $ 7,161,450
                                                        ===========     ============      ===========

(a) Includes seismic data acquisitions of $850,000 during the year ended December 31, 2002.

Productive Gas Wells

The following summarizes the Company's productive and shut-in gas wells as of December 31, 2003. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.
                                      Productive Gas Wells
                                    Gross                Net

          Producing gas wells         14                 5.5
          Shut-in gas wells            4                 4.0
                                      --                 ---
                                      18                 9.5
                                      ==                 ===

The Company operates seven of the above producing wells and all of the shut-in wells. Five of the remaining seven producing wells in the above table were drilled by ConocoPhillips within Gasco's and ConocoPhillip's Area of Mutual Interest in the Riverbend Project and were operated by ConocoPhillips. Gasco took over operations of these wells effective January 1, 2004. The two remaining producing wells are located in Sublette County Wyoming and were drilled and are operated by Burlington.

On March 9, 2004 the Company completed the acquisition of additional working interests in six of the Company's producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. Pursuant to an existing contract, an unrelated third party has the right to purchase 25% of the acquired properties at the acquisition price within 30 days following the date of the acquisition. Additionally, during the first quarter of 2004, the Company drilled and cased a successful well in the Uinta Basin of Utah.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of December 31, 2003. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.

                             Undeveloped Acres                  Developed Acres
                         ---------------------------         -------------------
                            Gross            Net               Gross         Net

     Utah                   118,659         46,618              600        178
     Wyoming                112,302         62,546              280         68
     California               3,868          2,641                -           -
                          ----------      ---------            -----       ----

         Total acres        234,829        111,805              880        246
                          ==========      =========            ====       =====

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years.

                  Expiring in 2004         Expiring in 2005            Expiring in 2006
                  Gross        Net         Gross      Net            Gross             Net

Utah              2,540        476          7,186       1,543          10,609        2,367
Wyoming          22,643     14,699         24,631      16,420           9,925        5,692
California            -                     1,073         545               -            -
                --------    ------         ------      ------          -------       ------
Total            25,183     15,175         32,890      18,508          20,534        8,059
                 ======     ======         ======      ======          ======        =====

During 2003, the Company impaired certain of its unproved acreage in Wyoming by reclassifying $1,725,000 of costs associated with this acreage into the full cost pool. The impairment represents the cost of certain of the Company's acreage expiring in 2004 that the Company no longer considers prospective. These costs became subject to amortization during the fourth quarter of 2003. The impaired acreage (approximately 9,136 net acres) is excluded from the tables above.

During February 2002, the Company purchased at a BLM sale a 45% interest in 21,614 gross acres (9,726 net acres) for approximately $1,428,000. Effective July 16, 2002, the Company assigned 25% of this interest to Brek, resulting in the Company's net acres being reduced from 9,726 acres to 7,295 acres. After the sale, the Company was notified by the BLM in Wyoming that several environmental groups filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. The Company was notified in July 2003 that all of the protested leases were released from suspense. The value of these leases is recorded as unproved mineral interests in the accompanying financial statements.

As of December 31, 2003, approximately 79% of the acreage that Gasco holds is located on federal lands and approximately 19% of the acreage is located on state lands. It has been Gasco's experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. The Company has generally been able to obtain state permits within 30 days, while obtaining federal permits has taken several months or longer. Accordingly, if the development of the Company's acreage located on federal lands is delayed significantly by the permitting process, the Company may have to operate at a loss for an extended period of time.

Drilling Activity

The following table sets forth the Company's drilling activity during the years ended December 31, 2003, 2002 and 2001. In the table, "gross" refers to the total wells in which we have a working interest, and "net" refers to gross wells multiplied by the Company's working interest.



                                                      For the Year Ended December 31,
                                 -----------------------------------------------------------------------------
                                     2003                      2002                          2001
                                 ----------------     ------------------------    ----------------------------
                                 Gross     Net          Gross         Net          Gross             Net
                                 -----     ---          -----         ---          -----             ---
       Exploratory Wells:
         Productive                 -       -            2             0.7            3              3.0
         Dry                        -       -            1             1.0            -                -
                                   ---     ---          ---            ---           ---             ---
           Total wells              -       -            3             1.7            3              3.0
                                   ===     ===          ===            ===           ===             ===

       Development Wells:
         Productive                  -       -            6            3.3             3              0.6
         Dry                         -       -            -              -             -                -
                                   ---     ---          ---            ---           ---              ---
           Total wells               -       -            6            3.3             3              0.6
                                   ===     ===          ===            ===           ===              ===

During the first quarter of 2004, the Company drilled and cased a successful well and is currently in the process of drilling another well, both of which are located in the Unita Basin of Utah.

Office Space

The Company leases approximately 3,255 square feet of office space in Englewood, Colorado for approximately $46,000 per year under two leases, both of which terminate on August 30, 2004. The Company intends to renew these leases at current or lower rates when the current leases expire in August 2004.

ITEM 3 - LEGAL PROCEEDINGS

See Note 16 of the accompanying financial statements, which is incorporated by reference into this Item 3.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company trades under the symbol "GASE", and as of March 25, 2004, the Company had 111 registered shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco's common stock. The Company's management does not anticipate that dividends will be paid on its common stock in the near future.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the OTC bulletin board for the periods indicated.

                                         High            Low
2003
         First Quarter                  $0.75          $0.46
         Second Quarter                  0.90           0.42
         Third Quarter                   0.90           0.51
         Fourth Quarter                  1.32           0.54

2002
         First Quarter                   2.24           1.55
         Second Quarter                  2.55           1.57
         Third Quarter                   1.75           0.68
         Fourth Quarter                  1.15           0.53

Equity Compensation Plans

The  table  below  provides   information   relating  to  the  Company's  equity
compensation plans as of December 31, 2003:

                                                                                                   Number
                                                                                               of securities
                                                                                            remaining available
                                            Number of securities     Weighted-average       for future issuance
                                                to be issued         exercise price of       under compensation
                                              upon exercise of          outstanding           plans (excluding
                                            outstanding options,         options,           securities reflected
Plan Category                                warrants and rights    warrants and rights       in first column)
-------------                                -------------------    -------------------       ----------------
Equity compensation plans
   approved by security holders
     Stock option plan                                  1,799,336            $      1.09                2,229,544
     Restricted stock plan                                425,000                   N/A  (a)                    -
Equity compensation plans
   not approved by security holders                     3,817,250                   2.18                       (b)
                                                        ---------                                       ----------
Total                                                   6,041,586            $      1.83 (c)            2,229,544
                                                        =========                   ====                =========

(a) The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards, provided the holder remains employed by the Company.

(b) The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, consultants and employees of the Company, as summarized below. The common stock options vest between zero and two years of the date of issue and expire within ten years of the vesting date. The exercise prices of these options range from $1.00 per share to $3.70 per share. Since these options are issued in individual compensation arrangements, there are no options available under any plan for future issuance. The material terms of these options are as follows:

    Options Issued to:      Number of Options        Exercise Price      Vesting Dates      Expiration Dates

           Employees            3,394,750            $1.00 - $3.15        2001 - 2003          2006 - 2008
           Consultants            272,500            $3.00 - $3.70        2001 - 2003          2006 - 2008
           Directors              150,000            $3.00 - $3.15        2001 - 2003          2006 - 2008
                                  -------
    Total Issued                3,817,250
                                =========

(c) Weighted average exercise price of options to purchase a total of 5,616,586 shares of common stock.

Securities Transactions

The Company's securities transactions during the year ended December 31, 2003 that were not registered under the Securities Act of 1933 are described as follows:

On October 23, 2003 the Company completed the sale through a private placement of 4,788,436 shares of its common stock to a group of accredited previous investors. The selling price of $0.58 per common share was determined by taking 97 percent of the 20-day average closing price of the Company's common stock for the period ending October 17, 2003, and resulted in total proceeds of approximately $2,780,000. The expenses associated with this transaction were approximately $15,000.

On October 15, 2003 the Company issued $2,500,000 of 8% Convertible Debentures ("Debentures") in a private placement. The Debentures bear interest at 8% per annum, which is payable monthly, and are convertible into 4,166,667 shares of the Company's common stock, at the holder's option, at a conversion price of $0.60 per common share. Monthly principal payments of $37,500 begin in the fourth quarter of 2005 and the maturity date of the Debentures is October 15, 2008. Financing fees of $72,500 associated with this transaction were paid to RENN Capital Group, Inc., and a finder's fee of $37,500 was paid to Bruce Lazier. The Debentures are secured by the producing wellbores that Gasco develops using this financing. Additionally, the Debenture holders exercised their right to designate a single nominee to the Company's Board of Directors during October 2003.

The Debenture conversion price of $0.60 per common share was lower than the trading value of the Company's common stock on the date the Debentures were issued. This resulted in a beneficial conversion feature of $166,667, which will be amortized over the life of the Debentures. During the year ended December 31, 2003, the Company recorded $6,945 of interest expense representing the amortization of the beneficial conversion feature.

During February and April 2003, the Company sold through a private placement, 11,052 shares of Series B Convertible Preferred Stock ("Preferred Stock") to a group of accredited investors, including members of Gasco's management. The Preferred Stock was sold for $440 per share resulting in net proceeds of approximately $4,797,000. The cost of this offering was $65,431 of which a $10,000 financial advisory fee was paid to Energy Capital Solutions LLC. Dividends on the Preferred Stock accrue at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During the year ended December 31, 2003, the Company paid dividends to the holders of its Preferred Stock consisting of 682 shares of Preferred Stock and $4,092 in cash.

During the first quarter and fourth quarter of 2003, the Company granted options to purchase 1,608,000 shares of common stock to employees and directors of the Company, at an exercise price of $1.00 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date. Additionally, the Company cancelled options to purchase 2,260,000 shares of common stock during the first quarter of 2003. The exercise price of the cancelled options ranged from $1.95 to $3.15 per share. None of the 1,258,000 options granted during the first quarter of 2003 were issued to the individuals whose options were cancelled.

Unless otherwise noted, each of the above sales of securities by the Company were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof, inasmuch as each such sale was conducted as a private placement to a limited number of sophisticated buyers.

The aggregate net proceeds from the securities offerings during 2003 were approximately $9,876,000. During February 2003, $1,400,000 of the proceeds were used to repay all of the Company's outstanding obligations under a short term promissory note. The remaining proceeds were used for the development and exploitation of the Company's Riverbend Project and for general corporate purposes.


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


                                                               As of and for the Year Ended December 31,
                                                  2003             2002                2001          2000               1999
                                                  ----             ----                ----          ----               ----
Summary of Operations
      Oil and gas revenue                         $1,263,443      $ 164,508           $ 36,850         $    -           $    -
      General & administrative expense             2,819,675      5,080,287          4,326,065        951,734          738,153
      Net loss                                   (2,526,525)    (5,649,682)        (4,129,459)      (843,261)        (736,834)
      Net loss per share                              (0.07)         (0.16)             (0.63)         (0.06)            (.06)



                                                                 As of and for the Year Ended December 31,
                                                  2003              2002                2001         2000               1999
                                                  ----              ----                ----         ----               ----
Balance Sheet
      Working capital (deficit)                   $1,192,249     $ (2,857,539)       $11,860,584    $ (420,370)      $(65,798)
      Cash and cash equivalents                    3,081,109         2,089,062        12,296,585        881,041        163,490
      Oil and gas properties, net                 28,470,917        24,760,149         9,152,740      1,991,290      2,484,919
      Total assets                                33,059,179        27,505,501        21,658,525      3,007,259      2,688,826
      Long-term obligations                        2,483,084                 -                 -              -              -
      Stockholders' equity                        27,382,083        22,014,265        21,065,425      1,578,905      2,422,166




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1. For a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Overview

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2003 and into early 2004 due to factors such as reduced levels of gas storage, colder temperatures in the northeastern part of the country and decreased gas imports from Canada, have increased the profitability of the Company's drilling projects in this area. The wells in this area tend to have multiple productive zones of production.

Although the Company did not drill any new wells in this area during 2003, it completed two wells that were drilled during 2002, performed numerous recompletions on producing wells and entered into a contract with a system operator to install a new compressor in the Riverbend Project. The addition of the compressor created additional compression capacity that allowed the Company to begin producing from wells that were shut-in or were flowing through constricted orifices at reduced production rates.

In March 2004, the Company completed the acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $3,175,000.

During 2003, the Company announced its plans to dispose of certain of its Wyoming properties in the Greater Green River Basin covering approximately 62,500 net acres. The Company is also considering additional options for this area such as the farm-out of some of its acreage and other similar type transactions.

The following table presents the Company's reserve and production information during the three years ended December 31, 2003. The Mcfe calculations assume a conversion of 6 Mcfs for each Bbl of oil.

                                               For the Years Ended December 31,
                                      ------------------------------------------
                                          2003             2002         2001
                                      --------------- --------------- ----------

       Natural gas production (Mcf)          257,035          66,444      17,545
       Average sales price per Mcf             $4.69          $ 2.47       $2.10
       Proved gas reserves (Mcf)          13,601,003      20,622,266           -

       Oil production (Bbl)                    1,988               -           -
       Average sales price per Bbl            $28.52               -           -
       Proved oil reserves (Bbl)             100,987         141,652           -

       Production (Mcfe)                     268,963          66,444      17,545
       Proved reserves (Mcfe)             14,206,925      21,472,178           -


During 2003, the Company oil and gas production increased by approximately 300% primarily due to the completions, recompletions and the compressor installation discussed above. During 2003, on a combined basis, the oil and gas reserve quantities have declined by approximately 34% primarily due to normal decline curves of approximately 30%, property sales of 7%, annual production of 1% and revisions of previous estimates of 18% partially offset by extensions and discoveries of 22%.

During 2004 Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in the Riverbend Project. The overall increase in drilling activity has made it more difficult for the Company to obtain the drilling rigs and will influence the number of wells the Company is able to drill during 2004. The Company anticipates an overall increase in its salary expense because it will have to hire three additional employees to manage the workload associated with its operational plan for 2004. Management believes it has sufficient capital for its 2004 operational budget, but will need to raise additional capital for its capital budget in 2005. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three years ended December 31, 2003, 2002 and 2001.

                                                         For the Year Ended December 31,
                                             -------------------------------------------------------
                                                  2003                2002                    2001
                                                  ----                ----                    ----
Net cash used in operations                     $ (2,191,914)        $ (1,390,306)      $ (3,740,654)
Net cash used in investing activities             (5,286,690)         (14,541,197)        (7,180,714)
Net cash provided by financing activities          8,470,651             5,723,980         22,336,912
Net cash flow (deficit)                              992,047           (10,207,523)        11,415,544

Cash used in operations during 2001 was primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from two wells, which began producing in late 2001. The decrease in cash used in operations during 2002 was primarily due to the increase in revenue resulting from a 278% increase in production due to the Company's drilling activity during 2002, partially offset by higher general and administrative expenses primarily related to increased employees and consultants needed for the Company's operational activity. Oil and gas production increased another 300% during 2003 as the Company continued their drilling activity. General and administrative expenses decreased as well during 2003 due primarily to the Company's cost cutting measures. See further discussion under Results of Operations.

The Company's investing activities during 2003, 2002, and 2001 related primarily to the Company's development and exploration activities. The majority of the Company's property related expenditures during 2001 related to the acquisition of acreage in Utah and Wyoming. During 2002 the Company acquired acreage for approximately $22,000,000 in cash and stock and the remaining $11,000,000 was used to fund the Company's drilling projects. The Company's unproved acquisitions during 2003 decreased to approximately $700,000 and related primarily to delay rentals and other leasehold costs. The remaining $ 4,600,000 in property costs was spent on the Company's drilling projects in the Riverbend Project.

Historically, the Company has relied on the sale of equity capital and farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities. The financing activities in each of the years presented is comprised of the net proceeds from the sale of equity in the Company, as further described in Item 8, Notes 6 and 8 of the accompanying financial statements.

In addition to the above equity transactions, On October 15, 2003 the Company closed the sale of $2,500,000 of 8% Convertible Debentures ("Debentures") in a private placement offering. The Debentures bear interest at 8% per annum, which is payable monthly, and are convertible into 4,166,667 shares of the Company's common stock, at the holder's option, at a conversion price of $0.60 per common share. Monthly principal payments of $37,500 begin in the fourth quarter of 2005 and the maturity date of the Debentures is October 15, 2008. The Debentures are secured by the producing wellbores that Gasco develops using this financing.

Additionally, the Debenture holders exercised their right to designate a single nominee to the Company's Board of Directors during October 2003.

The Debenture conversion price of $0.60 per common share was lower than the trading value of the Company's common stock on the date the Debentures were issued. This resulted in a beneficial conversion feature of $166,667, which will be amortized over the life of the Debentures. During the year ended December 31, 2003, the Company recorded $6,945 of interest expense representing the amortization of the beneficial conversion feature.

Capital Budget

On January 16, 2004 the Company entered into agreements with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Gasco has agreed that the Service Parties will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig. If the group agrees, drilling may be accelerated using additional rigs. Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in this area. Gasco may elect to fund up to 20% of the cost of the wells in the first three bundles and up to 30% of the cost in the last two bundles. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses is estimated to equal the proportion of the total well costs that it funds.

To secure its obligations under the agreement described above, the Company has pledged its interests in each of the wells in each bundle.

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and estimated expenses were approximately $20,072,000. The proceeds from this sale will be used for general corporate purposes including the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

The Company intends to use the funds from this transaction and its cash on hand to fund the following projects:

     - On March 9, 2004 the Company completed the acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $3,175,000 (subject to the option of a third party to purchase 25% of such interests at the acquisition cost within 30 days following the date of the acquisition).

     - The Company plans to spend approximately $12,425,000 for the drilling, completion and pipeline connection of wells in this area.

     - The Company is also considering investing approximately $2,400,000 in a gathering system within the Riverbend Area.

Management believes it has sufficient capital for its 2004 operational budget, but will need to raise additional capital for its capital budget in 2005. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its note payable, operating leases, employment contracts and consulting agreement for the periods specified as of December 31, 2003.

                                                                          Payments due by Period
Contractual Obligations              Total          1 year       2-3 years       4-5 years      After 5 years
-----------------------              -----          ------       ---------       ---------      -------------

Convertible Debentures               $2,500,000        $    -      $ 525,000      $ 1,975,000       $     -
Operating Lease - office space           32,195        32,195              -                -             -
Employment Contracts                    979,167       470,000        470,000           39,167             -
Consulting Agreement                    250,000       120,000        120,000           10,000             -
                                     ----------     ---------     ----------     ------------        -------
Total Contractual Cash
  Obligations                        $3,761,362     $ 622,195     $1,115,000      $ 2,024,167        $    -
                                     ==========     =========     ==========      ===========        ======

The table above assumes that the Debentures will be outstanding until maturity, however if they are converted prior to maturity, the future obligations will be eliminated and the Company's outstanding common stock will increase by 4,166,667 shares.

The Company's office leases expire in August 2004. The Company intends to extend these leases at current or lower rates. The table above does not include future obligations that will exist once the Company enters into a new lease.

The Company has also not included asset  retirement  obligations as discussed in
Note 2 of the accompanying financial statements, as the Company cannot determine with accuracy the timing of such payments.

Critical Accounting Policies and Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company's financial disclosures.

         Oil and Gas Reserves

Gasco follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized.

Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company's overall value. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company's proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission ("SEC"), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company's wells have been producing less than two years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

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

         Impairment of Long-lived Assets

The cost of the Company's unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. These properties are reviewed periodically for possible impairment. The Company's management reviewed the unproved property located within the state of Wyoming and determined that it would not be developing some of the acres that were not considered to be prospective. As a result, the Company estimated the value of these acres for the purpose of recording the related impairment. The impairment was estimated by calculating a per acre value from the total unproved costs incurred for the Wyoming acreage divided by the total net acres owned by the Company. This per acre estimate was applied to the acres that the Company does not plan to develop to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.

         Revenue Recognition

The Company's revenue is derived from the sale of oil and gas production from its producing wells. This revenue is recognized as income when the production is produced and sold. The Company typically receives its payment for production sold one to three months subsequent to the month the production is sold. For this reason, the Company must estimate the revenue that has been earned but not yet received by the Company as of the reporting date. The Company uses actual production reports to estimate the quantities sold and the Questar Rocky Mountain spot price less marketing and transportation adjustments to estimate the price of the production. Variances between our estimates and the actual amounts received are recorded in the month the payment is received.

         Stock Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board's Opinion No. 25 ("APB No. 25"). No stock-based compensation expense has been reflected in the Company's financial statements for the options granted to its employees as these options had exercise prices equal to or higher than the market value of the underlying common stock on the date of grant. The Company uses the Black-Scholes option valuation model to calculate the required disclosures under SFAS 123. This model requires the Company to estimate a risk free interest rate and the volatility of the Company's common stock price. The use of a difference estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

                                           For the Year Ended December 31,
                                       -----------------------------------------
                                        2003             2002              2001
                                        ----             ----              ----

    Natural gas production (Mcf)        257,035         66,444           17,545
    Average sales price per Mcf          $ 4.69          $2.47            $2.10
    Oil production (Bbl)                  1,988              -                -
    Average sales price per Bbl          $28.52              -                -


2003 Compared to 2002

Oil and gas revenue increased $1,098,935 during 2003 compared with 2002 due to an increase in gas production from 66,444 Mcf during 2002 to 257,035 Mcf during 2003 combined with an increase in the average gas price from $2.47 during 2002 to $4.69 per Mcf during 2003. During 2003, the Company also produced 1,988 bbls of oil at an average price of $28.52 per bbl. The increase in production is primarily due to the Company's completion and recompletion activity during 2003 as well as the compressor installation discussed above which occurred during February 2003.

Interest income decreased by 84% from 2002 to 2003 primarily due to lower average cash and cash equivalent balances during 2003.

General and administrative expense decreased from $5,080,287 to $2,819,675 during 2003 as compared with 2002, primarily due to the Company's efforts to decrease its overhead expenses. The $2,260,612 decrease in these expenses is comprised of approximately $775,000 in salary reductions due to the implementation, during January 2003, of a 36% annual reduction in the cash component of the Company's senior management compensation, a $300,000 reduction in compensation expense due to the one time payment of a bonus to an employee of the Company who was instrumental in securing the Company's agreement with Shama Zoe, as described above, a $565,000 reduction in legal fees and $246,000 in accounting fees as a result of fewer transaction related fees during 2003 and a $400,000 decrease in consulting fees that were incurred in connection with the 2002 property transactions discussed above. The remaining decrease in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Lease operating expense increased $217,469 during 2003 as compared with the 2002. The increase is due a greater number of producing wells during 2003 resulting from the Company's drilling activity during 2002 and 2003.

Depletion, depreciation and amortization expense during 2003 is comprised of $480,000 of depletion expense related to the Company's proved oil and gas properties, $54,128 of depreciation expense related to the Company's furniture, fixtures and other assets and $11,795 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2002 consists of

$105,321 of depletion expense and $43,788 of depreciation expense. The increase in depletion expense during 2003 as compared with 2002 is due primarily to the increase in production discussed above.

Impairment expense during 2003 represents the value of the acreage and related unproved costs that the Company does not plan to develop prior to its expiration during 2004. Impairment expense during 2002 represents costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $541,125 associated with this well during 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

Interest expense during 2003 represents the interest expense related to the Company's outstanding Debentures.

The cumulative effect of change in accounting principle during 2003 represents the Company's recognition of an asset retirement obligation in connection with the adoption of SFAS 143 on January 1, 2003.

2002 Compared to 2001

During the year ended December 31, 2002, the Company owned interests in thirteen producing wells, two of which began producing in late October of 2001 and the remainder of which began producing during 2002. The oil and gas revenue and lease operating expense during 2002 relate to these wells and is comprised of 66,444 Mcf of gas at an average price of $2.47 per Mcf, compared to 17,545 Mcf of gas at an average price of $2.10 per Mcf during the year ended December 31, 2001. Lease operating expense increased from $12,679 during 2001 to $119,809 during 2002 due to the increase in the number of producing wells during 2002.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142), were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. The FASB, the Securities and Exchange Commission (SEC) and others are engaged in deliberations on the issue of whether SFAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from oil and gas properties as intangible assets on the Company's balance sheets only, but these costs would continue to be aggregated with other costs of oil and gas properties in the notes to the financial statements in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS 69). Additional disclosures required by SFAS 141 and 142 would also be included in the notes to financial statements. Historically, and to the Company's knowledge, we and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after SFAS 141 and 142 became effective. The Company believes that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of SFAS 141 and 142.

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2003 and 2002, the Company had undeveloped leaseholds of approximately $13,212,039 and $13,984,536, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under SFAS 142 related to these interests. The Company's current disclosures are those required by SFAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments be classified as a liability (or as an asset in certain circumstances). SFAS No. 150 is effective for all freestanding instruments entered into or modified after May 31, 2003. Otherwise, it became effective for Gasco as of July 1, 2003. The Company has no financial instruments that fall within the scope of this statement.

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

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                  38

Consolidated Balance Sheets at December 31, 2003 and 2002                     39

Consolidated Statements of Operations for the Years Ended
    December 31, 2003, 2002 and 2001                                          40

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2003, 2002 and 2001                                    41

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003, 2002 and 2001                                          42

Notes to Consolidated Financial Statements                                 43-66

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the  consolidated  balance  sheets of Gasco  Energy,  Inc.  (the
"Company") and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."



/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 25, 2004



                                                           GASCO ENERGY, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                                                                                   December 31,
                                                                                       ----------------------------------
                                                                                            2003                 2002
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                               $3,081,109          $2,089,062
  Restricted cash                                                                            250,000             250,000
  Prepaid expenses and other assets                                                          555,786             198,491
  Accounts receivable                                                                        499,363              96,144
                                                                                           ---------           ---------
          Total                                                                            4,386,258           2,633,697
                                                                                           ---------           ---------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                                              16,386,252          10,283,488
    Well in progress                                                                               -           1,138,571
    Unproved mineral interests                                                            13,212,039          13,984,536
  Furniture, fixtures and other                                                              166,051             162,787
                                                                                          ----------          ----------
           Total                                                                          29,764,342          25,569,382
  Less accumulated depreciation, depletion, amortization and property impairment         (1,232,634)           (697,578)
                                                                                         -----------          ----------
           Total                                                                          28,531,708          24,871,804
                                                                                         -----------          ----------
OTHER ASSET
   Deferred financing costs                                                                  141,213                   -
                                                                                         -----------          ----------

TOTAL ASSETS                                                                            $ 33,059,179        $ 27,505,501
                                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                       $ 2,260,492         $ 1,910,974
  Accrued expenses                                                                           933,520           2,180,262
  Note payable                                                                                     -           1,400,000
                                                                                           ---------           ---------
           Total                                                                           3,194,012           5,491,236
                                                                                           ---------           ---------

NONCURRENT LIABILITIES
   8% Convertible Debentures, net of unamortized discount $159,722                         2,340,278                   -
    Asset retirement obligation                                                              142,806                   -
                                                                                           ---------            --------
        Total                                                                              2,483,084                   -
                                                                                           ---------            --------

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock - $.001 par value; 20,000 shares authorized;
    11,734 shares issued and outstanding in 2003, liquidation preference of $5,162,960            12                   -
  Common stock - $.0001 par value; 100,000,000 shares authorized;
    45,675,936 shares issued and 45,602,236 shares outstanding in 2003; and
    40,362,500 shares issued and 40,288,800 shares outstanding in 2002                         4,568               4,036
  Additional paid in capital                                                              52,979,325          44,958,593
  Deferred compensation                                                                     (179,766)            (52,833)
  Accumulated deficit                                                                    (25,291,761)        (22,765,236)
  Less cost of treasury stock of 73,700 common shares                                       (130,295)           (130,295)
                                                                                         -----------          ----------
           Total                                                                          27,382,083          22,014,265
                                                                                         -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 33,059,179        $ 27,505,501
                                                                                        ============        ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              For the Year Ended December 31,
                                                                      --------------------------------------------------
                                                                                 2003             2002              2001

REVENUES
  Gas                                                                   $  1,206,741         $ 164,508        $  36,850
  Oil                                                                         56,702                 -                -
  Interest income                                                             11,987            76,140          193,352
                                                                           ---------           -------          -------
          Total                                                            1,275,430           240,648          230,202
                                                                           ---------           -------          -------
OPERATING EXPENSES
  General and administrative                                               2,819,675         5,080,287        4,326,065
  Lease operating                                                            337,278           119,809           12,679
  Depletion, depreciation, amortization and asset retirement
    liability accretion                                                      552,923           149,109            5,760
  Impairment                                                                                   541,125
  Interest expense                                                            82,392                             67,363
                                                                           ---------        -----------       ---------
           Total                                                           3,792,268         5,890,330        4,411,867
                                                                           ---------        ----------        ---------
OTHER INCOME                                                                       -                 -           52,206
                                                                           ----------       -----------       ---------

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                           (2,516,838)       (5,649,682)      (4,129,459)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                  (9,687)                  -                -
                                                                            --------         -----------       -----------

NET LOSS                                                                   (2,526,525)       (5,649,682)       (4,129,459)

Preferred stock dividends                                                    (304,172)                -                 -
Preferred stock deemed distribution                                                 -                 -        11,400,000
                                                                         -------------      ------------       ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                              $ (2,830,697)      $(5,649,682)    $ (15,529,459)
                                                                          =============      =============   ==============

PER COMMON SHARE DATA - BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle            $  (0.07)         $  (0.16)          $  (0.63)
Cumulative effect of change in accounting principle                               -                 -                -
                                                                            --------             -----            ------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                              $  (0.07)         $  (0.16)          $  (0.63)
                                                                           =========         =========          =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                         41,262,778        36,439,074         24,835,144
                                                                          ==========        ==========         ==========







               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                                        GASCO ENERGY, INC.
                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Additional
                                 Preferred Stock    Common Stock    Paid in    Deferred   Accumulated  Treasury
                                 Shares    Value   Shares  Value    Capital  Compensation  Deficit      Stock          Total

Balance, January 1, 2001             -      -    13,800,595  1,380  3,163,620       -     (1,586,095)       -       1,578,905
 Distribution of assets                                            (2,023,568)                                     (2,023,568)
 Issuance of common shares in
  connection with reverse acquisition
  of San Joaquin Resources, Inc.                  9,549,405    955    571,389                                          572,344
 Issuance of preferred stock       1,000    $ 1                    17,430,366                                       17,430,367
 Issuance of common shares                        3,902,500    390  7,343,147                                        7,343,537
 Options issued for services                                          684,969 (684,969)
 Amortization of deferred compensation
  expense                                                                      423,594                                 423,594
 Deemed distribution                                               11,400,000             (11,400,000)
 Repurchase of common stock                                                                           (130,295)       (130,295)
 Net loss                               -     -          -       -          -       -      (4,129,459)              (4,129,459)
                                     ----  ----  ---------  ------- ----------  -------   ------------ ---------  -------------

Balance, December 31, 2001          1,000     1 27,252,500   2,725  38,569,923 (261,375)  (17,115,554) (130,295)    21,065,425
 Conversion of preferred shares to common
  shares                                         4,760,000     476       (476)                                               -
 Issuance of common shares for acreage           9,500,000     950  18,524,050                                      18,525,000
 Amortization of deferred compensation
  expense                                                                       208,542                                 208,542
 Redemption of preferred and common
  stock                             (1,000)  (1) (6,250,000)  (625) (16,708,374)                                   (16,709,000)
 Issuance of common stock                         6,500,000    650    5,973,330                                       5,973,980
 Repurchase of common stock                      (1,400,000)  (140)  (1,399,860)                                     (1,400,000)
 Net loss                                -    -           -      -            -      -    (5,649,682)        -       (5,649,682)
                                   -------- ----  ----------  ------ ----------- ------  ------------   ---------   ------------
Balance, December 31, 2002               -    -   40,362,500   4,036 44,958,593 (52,833)  (22,765,236)  (130,295)      22,014,265
Issuance of preferred stock          11,052    11                     4,797,398                                         4,797,409
Issuance of common stock                           4,888,436     490  2,808,719                                         2,809,209
Issuance of restricted stock                         425,000      42    250,708 (221,250)                                  29,500
Amortization of deferred compensation                                             94,317                                   94,317
Beneficial conversion feature                                           166,667                                           166,667
Dividends paid                          682     1                        (4,092)                                           (4,091)
Net loss                                                                                   (2,526,525)                 (2,526,525)
Other                                           -        -         -      1,332        -        -               -           1,332
                                      ------  ---- ----------   ----- --------- ---------  -----------     --------    -----------

Balance December 31, 2003             11,734  $ 12  45,675,936 $4,568 $52,979,325 $(179,766)$(25,291,761) $(130,295)  $ 27,382,083
                                      ======  ====  ========== ======  ========== ========== ===========  ==========  ============

         The accompanying notes are an integral part of the consolidated financial statements.


                                                            GASCO ENERGY, INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                          --------------------------------------------------------
                                                                 2003                2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(2,526,525)       $(5,649,682)        $ (4,129,459)
  Adjustment to reconcile net loss to net cash used
   in operating activities
     Depreciation, depletion and impairment expense               541,128            690,234                5,760
     Accretion of asset retirement obligation                      11,795                  -                    -
     Amortization of deferred compensation                         94,317            208,542              423,594
     Amortization of beneficial conversion feature                  6,945
     Amortization of offering costs                                 7,758
     Cumulative effect of change in accounting principle            9,687                  -                    -
     Changes in operating assets and liabilities:
         Prepaid expenses                                       (320,059)           (74,139)            (121,171)
      Accounts receivable                                       (403,219)           (63,397)              132,494
         Accounts payable                                         349,518          1,362,121             (51,872)
         Accrued expenses                                          36,741         2,136,015                     -
                                                               ----------       ------------           ----------
                  Net cash used in operating activities       (2,191,914)        (1,390,306)          (3,740,654)
                                                              -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                     (3,264)          (103,342)             (49,876)
  Cash paid for development and exploration                   (5,283,426)       (14,437,855)          (7,395,867)
  Cash received upon recapitalization and merger                                                          265,029
                                                               ----------       ------------          -----------
                 Net cash used in investing activities        (5,286,690)       (14,541,197)          (7,180,714)
                                                              -----------       ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash designated as restricted                                 (250,000)          (250,000)                    -
  Cash undesignated as restricted                                 250,000                  -                    -
  Preferred dividends                                             (4,092)                  -                    -
  Proceeds from sale of preferred stock                         4,862,840                  -           19,000,000
  Proceeds from sale of common stock                            2,777,292          6,500,000            6,826,218
  Proceeds from sale of convertible debentures                  2,500,000                  -                    -
  Cash paid for offering costs                                  (266,721)          (526,020)          (2,144,468)
  Proceeds from short-term borrowings                                   -                  -              500,000
  Repayment of short-term borrowings                                    -                  -            (714,543)
  Repayment of note payable                                   (1,400,000)                  -                    -
  Repurchase of common stock                                            -                  -            (130,295)
  Distribution to Rubicon Oil and Gas, Inc.                                                           (1,000,000)
  Other                                                            1,332                   -                    -
                                                              -----------       ------------           -----------
                Net cash provided by financing activities       8,470,651          5,723,980           22,336,912
                                                              -----------       -------------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              992,047       (10,207,523)           11,415,544

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                         2,089,062         12,296,585              881,041
                                                                ---------         ----------          -----------
    END OF PERIOD                                             $ 3,081,109        $ 2,089,062         $ 12,296,585
                                                              ===========        ===========         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                GASCO ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development, and acquisition and production of crude oil and natural gas in the western United States.

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

                                             For the Year Ended December 31,2001
                                            ------------------------------------
                                                 As Reported         Pro Forma

    Revenue                                        $  36,850           $ 36,850

    Net loss                                    (15,529,459)       (15,572,061)

    Net loss per share attributable to common
    shareholders basic and diluted                 $  (0.63)          $  (0.63)
                                                   =========          =========

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian and San Joaquin Oil and Gas, Ltd. All significant intercompany transactions have been eliminated.

During 2003, the Company issued $2,500,000 in 8% Convertible Debentures, sold 4,788,436 shares of common stock through a private placement for approximately $2,780,000 and settled approximately $1,600,000 of its accounts payable to an oilservice provider by making a cash payment of $400,000 to the provider and conveying to the provider a portion of the interests in two of its wells, as further described in Note 5. Subsequent to December 31, 2003, the Company sold an additional 14,333,334 shares of common stock through a private placement for net proceeds of approximately $20,072,000. Management believes that these transactions provide the Company with adequate resources to meet its obligations and operational goals through mid 2005. After this time the Company may be required to raise additional funds by selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Restricted Cash

The restricted cash balance at December 31, 2002 collateralized a letter of credit that the Company established in connection with its drilling projects. The letter of credit was terminated during August 2003. During September 2003, the Company entered into a $250,000 escrow agreement in connection with one of its drilling projects. The funds held in escrow are expected to be released during the first part of May 2004 pending the completion of certain drilling obligations.

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

Impairment of Long-lived Assets

The Company's unproved properties are evaluated periodically for the possibility of potential impairment. During 2003, the Company recorded an impairment of its Wyoming acreage of $1,725,000. The impairment represents the cost of certain of the Company's acreage expiring in 2004 that it does not consider to be prospective. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.

Deferred Financing Costs

Deferred  financing  costs at December 31, 2003  represents  the offering  costs associated with the Company's issuance of $2,500,000 in 8% Convertible Debentures ("Debentures"), further described in Note 6. These costs are being amortized over the five-year life of the Debentures. The Company recorded amortization expense of $7,758 related to these costs during the year ended December 31, 2003.

Asset Retirement Obligation

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company adopted this statement as of January 1, 2003 and recorded a net asset of $139,247, a related liability of $148,934 (using a 9% discount rate and a 2% inflation rate) and a cumulative effect of change in accounting principle on prior years of $9,687. For the year ended December 31, 2003, the Company recognized accretion expense of $11,795 related to the asset retirement obligation, which was recorded as additional depletion expense. The information below reconciles the value of the asset retirement obligation from the date the liability was recorded.

                                                        Asset
                                                     Retirement
                                                     Obligation

        Balance 1/1/03                                 $148,934
          Liabilities incurred                                -
          Liabilities settled                          (17,923)
          Revisions in estimated cash flows                   -
          Accretion expense                              11,795
                                                      ---------
        Balance 12/31/03                              $ 142,806
                                                      =========

The following schedules present, on a pro forma basis, the asset retirement obligation, the net loss, net loss per share amounts as if the provisions of SFAS No. 143 had been applied during all the periods presented.
                                                     As of December 31,
                                 -----------------------------------------------
                                        2002                         2001
                                        ----                         ----

Asset Retirement Obligation          $ 148,934                     $ 70,401


                                        For the Year Ended December 31,
                              -------------------------------------------------
                               2003                2002              2001
                               ----                ----              ----
Net Loss
    As reported             $ (2,526,525)      $ (5,649,682)     $ (4,129,459)
    Pro forma                 (2,516,838)        (5,652,438)       (4,136,390)
Net Loss per Common Share
    As reported                   $(0.07)            $(0.16)           $(0.63)
    Pro forma                      (0.07)             (0.16)            (0.63)

Revenue Recognition

Oil and gas revenue is recognized as income when the oil or gas is produced and sold.

Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock") described in Note 8, the options described in Note 9, and the restricted stock described in Note 8 have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

Significant Customers

Although the Company sells the majority of its production to a few purchasers, there are numerous other purchasers in the areas in which Gasco sells it production; therefore, the loss of its significant customers would not adversely affect the Company's operations. For the years ended December 31, 2003, 2002 and 2001, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company.

                                           For the Year Ended December 31,
                                       -----------------------------------------
                                          2003            2002             2001
                                          ----            ----             ----

      ConocoPhillips Company              93%              98%             60%
      Wasatch Energy Corporation           --              --              37%

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

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 2003, 2002 and 2001. Therefore, total comprehensive income
(loss) is the same as net income (loss) for these periods.

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

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share for the years ended December 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:


                                                            For the Year Ended December 31,
                                                      2003               2002               2001
                                                      ----               ----               ----

Net loss attributable to common shareholders:
    As reported                                     $ (2,830,697)     $ (5,649,682)       $(15,529,459)
    Add: Stock-base employee compensation
       included in net loss (a)                            41,484                 -                   -
    Less: Stock based employee compensation
      determined under the fair value based
      method                                              742,211         1,709,226           5,682,268
                                                       ----------       -----------        ------------
    Pro forma                                         $(3,531424)      $(7,358,908)       $(21,211,727)
                                                      ===========      ============       =============


Net loss per common share:
    As reported                                          $ (0.07)          $ (0.16)             $(0.63)
                                                         ========          ========             =======

    Pro forma                                            $ (0.09)          $ (0.20)            $ (0.85)
                                                         ========          ========            ========

(a) Represents the compensation expense associated with the Company's restricted stock awards, further described in Note 8.

The fair value of the common stock options granted during 2003, 2002 and 2001, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                         For the Year Ended December 31,
                                ---------------------------------------------
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
     Expected life of options    5 years          5 years            5 years

Concentration of Credit Risk

The Company's cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

The Company's receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

Fair Value

The Company's financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company's 8% Convertible Debentures are recorded at cost, and the fair value is disclosed in Note 6. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142), were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. The FASB, the Securities and Exchange Commission (SEC) and others are engaged in deliberations on the issue of whether SFAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from oil and gas properties as intangible assets on the Company's balance sheets only, but these costs would continue to be aggregated with other costs of oil and gas properties in the notes to the financial statements in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS 69). Additional disclosures required by SFAS 141 and 142 would also be included in the notes to financial statements. Historically, and to the Company's knowledge, we and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after SFAS 141 and 142 became effective. The Company believes that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of SFAS 141 and 142.

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2003 and 2002, the Company had undeveloped leaseholds of approximately $13,212,039 and $13,984,536, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under SFAS 142 related to these interests. The Company's current disclosures are those required by SFAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments be classified as a liability (or as an asset in certain circumstances). SFAS No. 150 is effective for all freestanding instruments entered into or modified after May 31, 2003. Otherwise, it became effective for Gasco as of July 1, 2003. The Company has no financial instruments that fall within the scope of this statement.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - OIL AND GAS PROPERTY

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                        For the Years Ended December 31,
                                               ------------------------------------------------------
                                                   2003              2002                2001
                                               ---------------------------------- -------------------
Property acquisition costs:
   Unproved                                           $667,557       $22,324,547         $ 7,161,450
   Proved                                                    -                 -                   -
Exploration costs (a)                                  396,967         3,319,124                   -
Development costs                                    4,218,902         7,319,184                   -
                                                   -----------        ----------           ---------
   Total excluding asset retirement obligation       5,283,426        32,962,855           7,161,450
                                                    ==========       ===========          ==========
   Total including asset retirement obligation     $ 5,398,678      $ 32,962,855         $ 7,161,450
                                                   ===========      ============         ===========

(a) Includes seismic data acquisitions of $850,000 during twelve months ended December 31, 2002.

Depletion and impairment expense related to proved properties per equivalent Mcf of production for the years ended December 31, 2003 and 2002 was $2.06 and $9.73, respectively. There was no depletion or impairment expense during the year ended December 31, 2001.

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

At December 31, the Company's unproved properties consist of leasehold costs in the following areas:

                                       2003                2002
                                       ----                ----

        Utah                         $ 963,530            $ 297,371
        Wyoming                     12,089,104           13,536,872
        California                     159,405              150,293
                                    ----------           ----------
                                   $13,212,039          $13,984,536
                                   ===========          ===========

During 2003, the Company impaired certain of its unproved acreage in Wyoming by reclassifying $1,725,000 of costs associated with this acreage into the full cost pool. The impairment represents the cost of certain of the Company's acreage that the Company no longer considers prospective. These costs became subject to amortization during the fourth quarter of 2003.

During February 2002, the Company purchased at a Bureau of Land Management ("BLM") sale a 45% interest in 21,614 gross acres (9,726 net acres) in Wyoming for approximately $1,428,000. Effective July 16, 2002, the Compay assigned 25% of this interest to Brek, resulting in the Company's net acres being reduced from 9,726 acres to 7,295 acres. After the sale, the Company was notified by the BLM in Wyoming that several environmental agencies filed a protest against the BLM offering numerous parcels of land for oil and gas leasing. All of the parcels (leases) purchased by the Company were placed in suspense pending the resolution of this protest. The Company was notified in July 2003 that all of the protested leases were released from suspense. The value of these leases is recorded as unproved mineral interests in the accompanying financial statements.

NOTE 4 - PROPERTY ACQUISITION

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

In connection with this transaction, the Board of Directors of the Company authorized the payment to an employee of the Company, who was instrumental in securing the Company's agreement with Shama Zoe, of $300,000 in cash and the issuance of options to purchase 250,000 shares of Gasco common stock at an exercise price of $1.95 per share, which is equal to the fair market of the common stock on April 23, 2002. Prior to the end of 2002 the Company had paid $150,000 of the total cash bonus to the employee, therefore, the remaining cash payment of $150,000 was included in accrued expenses in the accompanying financial statements as of December 31, 2002 and was paid during 2003.

NOTE 5 - PROPERTY DIVESTITURES

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

On July 16, 2002, Gasco executed and closed a purchase agreement with Brek Energy Corporation ("Brek"), and certain other Gasco stockholders (the "Other Stockholders"), pursuant to which Brek and the Other Stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco Series A Preferred stock held by Brek and the Other Stockholders. The Other Stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco in the transaction. Brek also had an option to acquire additional acreage that it did not exercise.

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

NOTE 6 - CONVERTIBLE DEBENTURES

On October 15, 2003 Gasco issued $2,500,000 of 8% Convertible Debentures ("Debentures") in a private placement offering. The Debentures bear interest at 8% per annum, which is payable monthly, and are convertible into 4,166,667 shares of the Company's common stock, at the holder's option, at a conversion price of $0.60 per common share. Monthly principal payments of $37,500 begin in the fourth quarter of 2005 and the maturity date of the Debentures is October 15, 2008. The Debentures are secured by the producing wellbores that Gasco develops using this financing. Additionally, the Debenture holders exercised their right to designate a single nominee to the Company's Board of Directors during October 2003.

The Company has the option to redeem the Debentures at 101% of the principal amount plus accrued and unpaid interest, on any interest payment date, after notice to the holders, if all of the following conditions are satisfied: (i) the average closing bid price of the Company's common stock exceeds $2.00 per share for the twenty consecutive trading days prior to the notice date, (ii) the average trading volume for the same twenty consecutive trading days is greater than 100,000 shares, (iii) the market price of the Company's common stock reflects a price-to-book value ratio of no greater than three based upon the Company's most recent quarterly financial statements that have been filed with the SEC, and (iv) the shares of common stock issuable upon conversion of the Debentures have been fully registered under the applicable securities laws.

The Debenture conversion price of $0.60 per common share was lower than the trading value of the Company's common stock on the date the Debentures were issued. This resulted in a beneficial conversion feature of $166,667, which will be amortized over the life of the Debentures. During the year ended December 31, 2003, the Company recorded $6,945 of interest expense representing the amortization of the beneficial conversion feature.

Based on the market price of the Company's common stock as of December 31, 2003, the fair value of the Debentures is $5,333,334.

The Debenture balance as of December 31, 2003 consists of the following:

     8% Convertible Debentures                      $ 2,500,000
     Unamortized beneficial conversion feature        (159,722)
                                                      ---------
     Balance, December 31, 2003                     $ 2,340,278
                                                    ===========

As of December 31, 2003, the Company's debt maturity schedule is as follows:

          Year Ended December 31,                  Maturity
          -----------------------                  --------
                     2004                                --
                     2005                          $ 75,000
                     2006                           450,000
                     2007                           450,000
                     2008                         1,525,000
                                                  ---------
                         Total                  $ 2,500,000
                                                ===========

NOTE 7 - NOTE PAYABLE

The original Property Purchase Agreement governing the Shama Zoe transaction described in Note 4 prevented the Company from issuing additional shares of its common stock at prices below $1.80 per share and from granting registration rights in connection with the issuance of shares of its common stock. In connection with the August 14, 2002 issuance of 6,500,000 shares of common stock, as described in Note 8, the original Property Purchase Agreement was amended to allow for the issuance of these shares at a price of $1.00 per share and Shama Zoe was granted an option to sell to the Company 1,400,000 shares of the Gasco common stock that it acquired in the transaction at $1.00 per share at any time prior to December 31, 2002. The value of this option, using the Black

Scholes model, of $250,000 has been recorded as additional noncash offering costs associated with the Company's sale of common stock as described in Note 8.

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

NOTE 8 - STOCKHOLDERS' EQUITY

The Company's capital stock as of December 31, 2003 and 2002 consists of 100,000,000 authorized shares of common stock, par value $0.0001 per share, and 20,000 authorized shares of Series B Convertible Preferred stock, par value $0.001 per share.

Series B Convertible Preferred Stock - As of December 31, 2003, Gasco had 11,734 shares of Series B Preferred Stock ("Preferred Stock") issued and outstanding. The Preferred Stock is entitled to receive dividends at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During the year ended December 31, 2003, the Company paid dividends to the holders of its Preferred Stock consisting of 682 shares of Preferred Stock and $4,092 in cash.

Common Stock - Gasco has 46,675,936 shares of Common Stock issued and 45,602,236 shares outstanding as of December 31, 2003. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, the holders of the Preferred Stock are entitled to vote with shares of common stock on an as-converted basis. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2003 and 2002 are described as follows:

On October 23, 2003 the Company completed the sale through a private placement of 4,788,436 shares of its common stock to a group of accredited previous investors. The selling price of $0.58 per common share was determined by taking 97 percent of the 20-day average closing price of the Company's common stock for the period ending October 17, 2003, and resulted in total proceeds of approximately $2,780,000. The expenses associated with this transaction were approximately $15,000. The Company plans to use the proceeds from this transaction to develop and exploit its core-area Riverbend Project in the Uinta Basin in Utah and for its ongoing operations.

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

The compensation expense related to the restricted stock was measured on September 18, 2003, the date the Restricted Stock Plan was approved by the Company's stockholders and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 425,000 unvested shares of restricted stock outstanding as of December 31, 2003 and the compensation expense related to these shares during the year ended December 31, 2003 was $41,484. There were no outstanding shares of restricted stock during 2002 or 2001.

On August 14, 2002, the Company issued 6,500,000 shares of common stock for net proceeds of approximately $6,000,000 in a private placement.

On July 16, 2002, as further described in Note 5, Gasco executed and closed a purchase agreement with certain of its stockholders, pursuant to which the stockholders purchased from Gasco an undivided 25% of Gasco's working interests in all undeveloped acreage owned by Gasco, representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of Gasco common stock and 500 shares of Gasco's previously outstanding Series A Preferred stock held by the Stockholders.

The transaction was recorded at $16,709,000 based on the average trading price of the Company's common stock when the transaction was executed.

On May 1, 2002, as further described in Note 4, the Company issued 9,500,000 shares of its common stock to Shama Zoe, a private oil and gas company, for the acquisition of 53,095 gross (47,786 net) acres plus other assets and consideration in the Greater Green River Basin in Sublette County Wyoming. The acquisition was valued at $18,525,000 using a stock price of $1.95 per common share, which represented the closing price of the Company's common stock on April 23, 2002; the date the agreement was executed.

NOTE 9 - STOCK OPTIONS

During 2003, the Company granted an additional 1,608,000 options to purchase shares of common stock to employees and directors of the Company, at an exercise price of $1.00 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date. Additionally, the Company cancelled 2,260,000 options to purchase shares of common stock during the first quarter of 2003. The exercise price of the cancelled options ranged from $1.95 to $3.15 per share. None of the 1,608,000 options granted during 2003 were issued to the individuals whose options were cancelled.

As of December 31, 2003 options to purchase an aggregate 5,616,586 shares of the Company's common stock were outstanding. These options were granted during 2003, 2002 and 2001 to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $3.70 per share. The options vest at varying schedules within two years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants and an officer of Pannonian, of $52,833, $208,542 and $423,594 was charged to operations during the years ended December 31, 2003, 2002 and 2001, respectively.

A summary of the options granted to purchase common stock and the changes therein during the years ended December 31, 2003, 2002 and 2001 is presented below.

                                                     2003                         2002                            2001
                                                     ----                        -----                            ----
                                                          Weighted                     Weighted                         Weighted
                                                           Average                      Average                         Average
                                           Number of      Exercise       Number of     Exercise         Number of       Exercise
                                            Options         Price         Options        Price           Options         Price
                                            -------         -----         -------        -----           -------         -----

Outstanding at beginning of year             6,355,250         $ 2.17      6,392,750       $ 2.23                 -          $   -
Granted                                      1,608,000           1.00        500,000         1.80          6,519,000          2.25
Cancelled                                  (2,346,664)           2.18      (537,500)         2.56          (126,250)          3.03
                                           -----------         ------      ---------       ------          ---------          ----
Outstanding at end of year                   5,616,586         $ 1.83      6,355,250       $ 2.17          6,392,750        $ 2.23
                                           ===========         ======      =========       ======          =========        ======

Exercisable at December 31,                  4,476,586         $ 2.07      6,027,085       $ 2.06          5,137,250        $ 2.01
                                            ==========         ======      =========      =======          =========        ======

Weighted average fair value of options granted                 $ 0.45                      $ 1.28                           $ 1.37
                                                               ======                      ======                           ======

Weighted average remaining contractual life of options
    outstanding as of December 31, 2003                              7.4 years
                                                                     =========

The following table presents additional information related to the options outstanding as of December 31, 2003.

      Exercise                             Number of           Weighted Average
      Price per    Number of Shares         Shares         Remaining Contractual
        Share        Outstanding         Exercisable            Life (years)
        -----        -----------           -------          -----------------


           $1.00           2,541,336       1,401,336           9.1
            1.58             150,000         150,000           4.3
            1.73             100,000         100,000           4.2
            1.80              50,000          50,000           7.7
            2.00           1,301,000       1,301,000           8.0
            2.20               8,000           8,000           3.9
            3.00             650,000         650,000           6.0
            3.15             613,750         613,750           2.6
            3.70             202,500         202,500           3.1
                           ---------       ---------
        Total              5,616,586       4,476,586           7.4
                           =========       =========           ===

NOTE 10 - STATEMENT OF CASH FLOWS

The following transactions represent the non-cash investing and financing activities of the Company during the year ended December 31, 2003.

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

     Issuance of 682 shares of Preferred Stock in payment of the June 30, and December 31, 2003 Preferred Stock dividends.

     Issuance of 425,000 shares of restricted common stock to certain of the Company's officers and directors and the issuance of 100,000 shares of common stock as compensation to a former employee.

     Assignment of property interests in two wells in settlement of $1,206,982 in accounts payable and $17,923 in the asset retirement obligation.

During the year ended December 31, 2002, the Company's non-cash investing and financing activities consisted of the following transactions:

     Conversion of 500 shares of Series A Preferred stock into 4,750,000 shares of common stock.

     Issuance of 9,500,000 shares of common stock, valued at $18,525,000 in exchange for oil and gas properties.

     Repurchase of 500 shares of Series A Preferred stock and 6,250,000 shares of common stock in exchange for an undivided 25% working interest in the Company's undeveloped acreage valued at $16,709,000.

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

Cash paid for interest was $82,392, and $67,363 for the years ended December 31, 2003 and 2001, respectively. There was no cash paid for interest during the year ended December 31, 2002.

NOTE 11 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following:

                                        2003             2002            2001
                                        ----             ----            ----
Current taxes:
  Federal                           $      -          $    -         $        -
  State                                    -               -                  -
Deferred taxes:
  Federal                           (2,556,837)         (74,128)     (1,333,826)
  State                               (285,004)         (68,422)       (191,435)
  Less: valuation allowance           2,841,841         142,550       1,525,261
                                      ---------         -------       ---------
Net income tax provision (benefit)  $     -          $    -         $        -
                                       ========         =======        =======

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for the years ended December 31, 2003 and 2002 is summarized below:

                                                           2003             2002           2001
                                                           ----             ----           ----

Tax provision (benefit) at federal statutory rate       $ (859,019)   $ (1,920,892)   $ (1,404,016)
State taxes, net of federal tax effects                   (188,102)        (45,159)       (126,347)
Valuation adjustment on assets distributed in
  stock redemption                                                -       1,798,941               -
Prior year tax return permanent true-up                 (1,798,941)               -               -
Other Permanent items                                         4,221          24,560           5,102
Valuation allowance                                       2,841,841         142,550       1,525,261
                                                          ---------     -------  --       ---------
Net income tax provision (benefit)                      $       -      $         -     $          -
                                                          =========     ===========     ===========

The components of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:
                                                    2003               2002
                                                    ----               ----
Deferred tax assets:
Federal and state net operating loss carryovers   $4,576,075        $ 1,529,644
Oil and gas property                               1,272,043            869,272
Deferred compensation                                284,805            335,534
                                                 -----------         ----------
    Total deferred tax assets                      6,132,923          2,734,450
  Less: valuation allowance                      (5,406,804)        (2,564,963)
                                                 -----------        -----------
                                                     726,119            169,487
Deferred tax liabilities:
Other property, plant & equipment                    318,777             97,169
Other                                                407,342             72,318
                                                     -------        ------------
     Total deferred tax liabilities                  726,119            169,487
                                                     -------        -----------

Net deferred tax asset                               $     -       $          -
                                                     =======        ===========


The Company has a $12,138,173 net operating loss carryover for federal income tax purposes and a $9,416,094 net operating loss carryover for state income tax purposes as of December 31, 2003. The net operating losses may offset against taxable income through the year ended December 31, 2023. A portion of the net operating loss carryovers begins expiring in 2019. The Company provided a valuation allowance against its deferred tax asset of $5,406,804 and $2,564,963 as of December 31, 2003 and 2002, respectively, since it believes that it is more likely than not that it may not be able to fully utilize it on its future tax returns.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 a clerical error was made in the payroll process, which caused the president and chief executive officer of the Company, Mark Erickson, to be overpaid by $55,000 during 2003, and $9,196 during the first quarter of 2004. The error was discovered during February 2004, and Mr. Erickson made restitution as soon as possible thereafter. Since the repayment was made as soon as possible, no interest was charged and Mr. Erickson owes no further amounts to the Company. The overpayment of $55,000 is included in the accounts receivable balance of the accompanying financial statements.

During the year ended December 31, 2003 and during both of the years ended December 31, 2002 and 2001, the Company paid $120,000 and $240,000, respectively in consulting fees to a company owned by a director of Gasco. The Company is committed to pay $120,000 per year in consulting fees to this company through January 31, 2006. Another director of the Company earned consulting fees of $16,000 and $52,000 from the Company during the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company paid $110,266 in consulting fees to an unrelated third party. The obligation to pay these fees was a joint and several liability of Gasco and a Company of which two of Gasco's directors have a combined 66.67% ownership.

During 2001, an officer of the Company earned a $28,000 fee and 12,500 shares of Gasco's common stock for consulting services provided in connection with a property acquisition. This same officer was paid $22,879 in consulting fees prior to his appointment.

An officer of the Company, who retired effectively December 31, 2002, was an employee of and owned a less than 1% interest in an entity from which Gasco purchased acreage in Utah and Wyoming during 2001 and 2002. Additionally, the Company recorded a payable to this officer of $213,000 as of December 31, 2002 representing a bonus of $150,000 and severance payments of $63,000. These amounts were paid to this officer in full during the year ended December 31, 2003.

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

NOTE 13 - COMMITMENTS

The Company leases office facilities in Englewood, Colorado for approximately $46,000 per year under two leases that expire on August 30, 2004. The Company intends to renew these leases at current or lower rates when the current leases expire in August 2004. Remaining commitments under these leases mature as follows:

     Year Ending December 31,                              Annual Rentals

             2004                                             $32,195
                                                              =======

Rent expense for the years ending December 31, 2003, 2002 and 2002 was $56,970, $42,055 and $46,476, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Company has entered into employment agreements with three key officers through January 31, 2006. These agreements were revised during the first quarter of 2003 to reduce the total compensation for the officers covered by the employment agreements from $560,000 per annum to $470,000 per annum. The agreements contain clauses regarding termination and demotion of the officer that would require payment of an amount ranging from one times annual compensation to up to approximately five times annual compensation plus a cash payment from $250,000 to $500,000. Included in the employment agreements is a bonus calculation for each of the covered officers totaling 2.125% of a defined cash flow figure based on net after tax earnings adjusted for certain expenses.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of the participating employee's compensation to the Plan. The contributions made by the Company totaled $32,708, $41,726 and $6,270 during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 15 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2003 and 2002.


             2003                                     For the Quarter Ended
                         ---------------------------------------------------------------------------------
                             March 31,           June 30,         September 30,          December 31,

Gross revenue                $158,850          $499,527        $     277,101                $327,965
Net revenue from oil
  and gas operations           92,402             389,091               173,017              271,655
Net loss                 (747,465)              (508,492)             (634,209)            (636,359)
Net loss per share
  basic and diluted            (0.02)              (0.02)                (0.02)               (0.01)




            2002                                           For the Quarter Ended
                           ---------------------------------------------------------------------------------------
                              March 31,            June 30,          September 30,            December 31,

Gross revenue                     $28,506            $23,426           $  43,611                $68,965
Net revenue from oil and
gas operations                      3,440              5,177              10,869                 25,213
Net income (loss)             (1,639,009)        (1,477,075)          (1,482,467)            (1,051,131)  a
Net loss per share
  basic and diluted                (0.06)             (0.04)              (0.04)                 (0.02)

a - During the fourth quarter, depletion expense was calculated for the entire year using the December 31, 2002 reserve report.

NOTE 16 - LITIGATION

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

NOTE 17 - SUBSEQUENT EVENTS

On January 20, 2004 the Company entered into agreements with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin.

Gasco has agreed that the Service Parties, which includes Schlumberger Oilfield Services , will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig. If the group agrees, drilling may be accelerated using additional rigs. Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in this area.

General Terms of the Agreement:

     - Contract Area consists of Gasco Energy's leasehold position in portions of Carbon, Duschesne and Uintah Counties, Utah.

     - Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

     -    Decisions   will  be  made  by  a   committee   chaired   by  a  Gasco
          representative.

     - Schlumberger will coordinate certain activities under Gasco's direction as operator of record. o Gasco will elect to fund up to 20% of each of the first three bundles and up to 30% of the last two bundles. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

     - The Service Parties include certain investors that have undertaken to provide, on a best efforts basis, up to 35% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the company, net of fees and estimated expenses were approximately $20,072,000. The proceeds from this sale will be used for general corporate purposes including the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

On March 9, 2004 the Company completed the acquisition of additional working interests in six producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. Pursuant to an existing contract, an unrelated third party has the right to purchase 25% of the acquired properties at the acquisition price within 30 days following the acquisition date.

NOTE 18 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves as of December 31, 2003 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The reserves as of December 31, 2002 were estimated by James R. Stell, independent petroleum engineer. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2003 and 2002 were $29.69 per bbl of oil and $5.89 per Mcf of gas and $29.60 per bbl of oil and $3.39 per Mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

On March 9, 2004 the Company completed the acquisition of additional working interests in six of the Company's producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. The acquisition consists of approximately 7,637,000 Mcf and 62,000 Bbls of proved gas and oil reserves with a present value discounted at 10% of approximately $8,064,000. Pursuant to an existing contract, an unrelated third party has the right to purchase 25% of the acquired properties at the acquisition price within 30 days following the date of the acquisition.

Reserve Quantities
                                                   Gas                   Oil
                                                   Mcf                   Bbls
Proved Reserves:
      Balance, December 31, 2002                20,622,266            141,652
       Extensions and discoveries                4,446,547             36,288
       Revisions of previous estimates (a)      (9,752,505)           (66,455)
       Sales of reserves in place               (1,458,270)            (8,500)
       Purchases of reserves in place                   --                 --
       Production                                 (257,035)            (1,998)
                                                -----------        -----------
      Balance, December 31, 2003                13,601,003            100,987
                                                ==========          =========

Proved Developed Reserves
      Balance, December 31, 2003                 2,937,388             24,818
                                               ===========         ==========
      Balance, December 31, 2002                 5,889,981             34,493
                                               ===========         ==========

(a) The revisions of previous estimates are due primarily to a failed re-completion on one of the Company's wells, which resulted in a reduction in the reserves associated with the producing wellbore location and the loss of the surrounding proved undeveloped offset locations.


Standardized Measure of Discounted Future Net Cash Flows

                                                       December 31,
                                            ------------------------------------
                                                 2003                 2002
                                                 ----                 ----

Future cash flows                            $  83,099,200       $   73,763,406
Future production and development costs        (32,804,600)        (38,958,416)
                                            -------------        --------------
Future net cash flows before discount           50,294,600           34,804,990
                                              -------------        -------------
10% discount to present value                  (34,099,500)         (22,492,988)
                                              -------------       --------------
Standardized measure of discounted future
  net cash flows                             $  16,195,100       $    12,312,002
                                               =============      ==============


Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                           For the Years Ended December 31,
                                                          ----------------------------------------
                                                                    2003                   2002
                                                                    ----                   ----
Standardized measure of discounted future net cash
   flows at the beginning of year                          $     12,312,002    $                -
Sales of oil and gas produced, net of production costs             (926,165)              (44,699)
Net changes in prices and production costs                       13,209,650                     -
Extensions and discoveries, net of future
   production and development costs                               7,250,499            21,007,459
Development costs incurred                                        4,218,902             7,319,184
Changes in estimated future development costs                     1,890,021           (31,717,307)
Revisions of previous quantity estimates                         (2,629,973)                    -
Purchases of reserves in place                                            -                     -
Sales of reserves in place                                         (391,020)                    -
Accretion of discount                                             1,231,200                     -
Changes in production rates and other                           (19,970,015)           15,747,365
                                                               -------------     ----------------
Standardized  measure of  discounted  future net
cash flows at the end of year                                  $  16,195,100          $ 12,312,002
                                                              =============      =================


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003 pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2004 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2004 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2004 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2004 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2004 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. See "Index to Financial Statements" under Item 8 on page 37. 2. Financial Statement Schedules - none. 3. Exhibits

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

2.5 Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 9, 2004, filed on March 15, 2004).

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

3.5  Certificate  of  Designation  for  Series  B  Convertible  Preferred  Stock
     (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-104592).

4.1 Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company's Form S-1 Registration Statement dated November 15, 2002, filed on November 15,
     2002).

4.2 Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003).

4.3 Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003).

4.4 Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003).

4.5 Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to
     Exhibit 4.9 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003).

4.6 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003).

*4.7 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004.

#10.11999 Stock  Option Plan  (incorporated  by  reference to Exhibit 4.1 to the
     Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2Form  of  Stock  Option   Agreement   under  the  1999  Stock  Option  Plan
     (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

#10.3Stock Option  Agreement  dated  January 2, 2001  between  Gasco and Mark A.
     Erickson (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

#10.4Form of Stock Option Agreement dated February 8, 2001 between Gasco and each of Mark A. Erickson, Marc Bruner, J. Timothy Bowes, Carl Stadelhofer and Howard O. Sharpe (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

#10.5W. King Grant Amended and Restated  Employment  Contract dated February 14,
     2003 (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003).

#10.6Michael Decker Amended and Restated  Employment Contract dated February 14,
     2003 (Filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003).

#10.7Mark A. Erickson  Amended and Restated  Employment  Contract dated February
     14, 2003 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003).

#10.8Amended and Restated Consulting  Agreement dated February 14, 2003, between
     Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003).

#10.92003  Restricted  Stock Plan  (Filed as Appendix B to the  Company's  Proxy
     Statement   dated   August  25,  2003  for  its  2003  Annual   Meeting  of
     Stockholders, filed on August 25, 2003).

10.10Muddy Creek  Exploration  Agreement  dated August 15, 2001,  between Gasco,
     Shama Zoe Limited  Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.11CD Exploration  Agreement dated August 15, 2001,  between Gasco,  Shama Zoe
     Limited  Partnership  and  Burlington Oil and Gas Company (Filed as Exhibit
     10.16 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.12Gamma Ray  Exploration  Agreement  dated  August 15, 2001,  between  Gasco,
     Shama Zoe Limited  Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.13Sublette  County,  WY AMI  Agreement  dated August 22, 2001 between  Gasco,
     Alpine Gas Company  and  Burlington  Oil and Gas Company  (Filed as Exhibit
     10.18 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.14Lead  Contractor  Agreement  dated  January  24,  2002,  between  Gasco and
     Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29,
     2002).

10.15Property  Purchase  Agreement,  dated as of April  23,  2002,  between  the
     Company and Shama Zoe Limited Partnership (Filed as Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002).

10.16Purchase  Agreement,  dated  as  of  July  16,  2002,  among  the  Company,
     Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders (Filed as Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002).

10.17Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership. (Filed as Exhibit
     10.21 to the Company's Form S-1 dated November 15, 2002, filed on November 15, 2002).

10.18Financial  Advisory Services  Agreement dated August 22, 2002,  between the
     Company and Energy Capital Solutions LLC. (Filed as Exhibit 10.21 to the Company's Form S-1 Registration Statement, filed on November 15, 2002).

*21  List of Subsidiaries

*23.1 Consent of Deloitte & Touche, LLP

*23.2 Consent of Netherland, Sewell & Associates, Inc.

*31  Rule 13a-14(a)/15d-14(a) Certifications.

*32  Section 1350 Certifications

*  Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter during the period covered by this report.


   Form 8-K dated October 15, 2003, filed October 15, 2003
                                               Item 9, Item 7(c) - Press Release

   Form 8-K dated October 15, 2003, filed October 16, 2003
                                               Item 9, Item 7(c) - Press Release

   Form 8-K dated October 23, 2003, filed October 24, 2003
                                               Item 9, Item 7(c) - Press Release

   Form 8-K dated November 6, 2003, filed November 6, 2003
                                               Item 9, Item 7(c) - Press Release

   Form 8-K dated December 2, 2003, filed December 2, 2003
                                               Item 9, Item 7(c) - Press Release

   Form 8-K dated December 23, 2003, filed December 23, 2003
                                               Item 9, Item 7(c) - Press Release

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                                      Dated:  March 25, 2004



By: /s/ Mark A. Erickson
    ------------------------------------
    Mark A. Erickson, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                           Title                                       Date

/s/ Mark A. Erickson                 Director and President and Chief Executive Officer                 March 25, 2004
--------------------
Mark A. Erickson

/s/ Marc A. Bruner                   Director                                                           March 25, 2004
------------------
Marc A. Bruner

/s/ Carl Stadelhofer                 Director                                                           March 25, 2004
--------------------
Carl Stadelhofer

/s/ W. King Grant                    Executive Vice President and Chief Financial Officer               March 25, 2004
-----------------
W. King Grant                        (Principal Financial Officer and Principal Accounting
                                     Officer)

/s/ Carmen Lotito                    Director                                                           March 25, 2004
-----------------
Carmen ("Tony") Lotito

/s/ Charles B. Crowell               Director                                                           March 25, 2004
----------------------
Charles B. Crowell

/s/ Richard S. Langdon               Director                                                           March 25, 2004
----------------------
Richard S. Langdon

/s/ R. J. Burgess                    Director                                                           March 25, 2004
---------------------
R.J. Burgess

/s/ John A. Schmit                   Director                                                           March 25, 2004
----------------------
John A. Schmit

