Form 10-Q
period 2004-03-31
GASCO ENERGY INC
filed 2004-05-12
CIK 1086319

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]




Number of Common shares outstanding as of May 12, 2004:       64,115,587



ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS
                                                             GASCO ENERGY, INC.
                                                        CONSOLIDATED BALANCE SHEETS
                                                                (Unaudited)
                                                                                  March 31,             December 31,
ASSETS                                                                              2004                    2003
CURRENT ASSETS
  Cash and cash equivalents                                                       $16,969,862            $ 3,081,109
  Restricted cash                                                                     250,000                250,000
  Prepaid expenses                                                                    165,309                555,786
  Accounts receivable                                                                 870,076                499,363
  Inventory                                                                           614,825                      -
                                                                                  -----------              ---------
          Total                                                                   18,870,072               4,386,258
                                                                                  -----------              ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                                       18,546,503             16,386,252
    Unproved mineral interests                                                     15,447,562             13,212,039
  Furniture, fixtures and other                                                       177,017                166,051
                                                                                   ----------            -----------
           Total                                                                   34,171,082             29,764,342
                                                                                   ----------             ----------
  Less accumulated depreciation, depletion, amortization and property impairment  (1,464,937)            (1,232,634)
                                                                                  -----------            -----------
           Total                                                                  32,706,145              28,531,708
                                                                                  -----------             ----------
OTHER ASSET
  Deferred financing costs                                                            131,903                141,213
                                                                                   ----------            -----------
TOTAL ASSETS                                                                     $ 51,708,120           $ 33,059,179
                                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                $ 2,119,582            $ 2,260,492
  Accrued expenses                                                                     89,300                933,520
                                                                                   ----------              ---------
           Total                                                                   2,208,882               3,194,012
                                                                                   ----------              ---------
NONCURRENT LIABILITES
   8% Convertible Debentures, net of unamortized discount $151,388 in
      2004 and $159,722 in 2003                                                     2,348,612              2,340,278
   Asset retirement obligation                                                        201,850                142,806
                                                                                    ---------              ---------
       Total                                                                        2,550,462              2,483,084
                                                                                    ---------              ---------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000  shares
     authorized;   5,137  shares  issued  and  outstanding  with  a  liquidation preference of  $2,260,280 in 2004 and 11,734 shares issued and  outstanding
     with a liquidation preference of $5,162,960 in 2003                                    5                     12
  Common stock - $.0001 par value; 100,000,000 shares authorized;
    64,189,287 shares issued and 64,115,587 outstanding in 2004;
    40,887,500 shares issued and 40,813,800 shares outstanding in 2003                  6,419                  4,568
  Additional paid in capital                                                       73,060,604             52,979,325
  Deferred compensation                                                              (152,110)              (179,766)
  Accumulated deficit                                                             (25,835,847)           (25,291,761)
  Less cost of treasury stock of 73,700 common shares                                (130,295)              (130,295)
                                                                                   -----------             ----------
           Total                                                                   46,948,776              27,382,083
                                                                                   -----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 51,708,120           $ 33,059,179
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






                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                               Three Months Ended
                                                                                      March 31,
                                                                      ---------------------------------------
                                                                             2004                      2003

REVENUES
  Gas                                                                   $  701,624                $  158,850
  Oil                                                                       49,894                         -
  Interest                                                                  15,257                     3,212
                                                                           -------                   -------
          Total                                                            766,775                   162,062
                                                                           -------                   -------

OPERATING EXPENSES
  General and administrative                                               845,151                   733,171
  Lease operating                                                          161,068                    66,448
  Depletion, depreciation and amortization                                 237,135                    76,748
  Interest                                                                  67,507                    23,473
                                                                         ---------                   -------
           Total                                                         1,310,861                   899,840
                                                                         ---------                   -------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                    (544,086)                 (737,778)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                                      -                    (9,687)
                                                                         ---------                 ---------

NET LOSS                                                                 (544,086)                 (747,465)

Preferred stock dividends                                                 (33,993)                  (43,436)
                                                                       -----------                ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $ (578,079)               $ (790,901)
                                                                       ===========               ===========

PER COMMON SHARE - BASIC AND DILUTED
  Loss before cumulative effect of change in accounting principle        $  (0.01)                 $  (0.02)
  Cumulative effect of change in accounting principle                           -                         -
                                                                         ---------                 ---------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $  (0.01)                 $  (0.02)
                                                                         =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                       55,570,587                40,288,800
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



                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------------
                                                                                      2004                   2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $(544,086)           $ (747,465)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                    232,303                73,396
     Accretion of asset retirement obligation                                            4,832                 3,352
     Amortization of deferred compensation                                              27,656                26,437
    Amortization of beneficial conversion feature                                        8,334                     -
    Amortization of deferred offering costs                                              9,310                     -
     Cumulative effect of change in accounting principle                                     -                 9,687
     Changes in operating assets and liabilities:
         Prepaid expenses                                                              390,477             (126,281)
       Accounts receivable                                                            (370,713)            (105,778)
       Inventory                                                                      (614,825)                   -
         Accounts payable                                                             (140,911)            (262,658)
         Accrued expenses                                                             (844,220)             509,549
                                                                                     ----------             ---------
  Net cash used in operating activities                                             (1,841,843)             (619,761)
                                                                                    -----------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                         (10,966)               (2,592)
  Cash paid for acquisitions, development and exploration                          (4,341,561)           (1,816,294)
                                                                                   -----------           -----------
  Net cash used in investing activities                                            (4,352,527)           (1,818,886)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                21,500,001                     -
  Proceeds from sale of preferred stock                                                      -             4,818,880
  Cash paid for offering costs                                                     (1,429,659)              (65,471)
  Exercise of options to purchase common stock                                          33,336                     -
  Preferred dividends                                                                 (20,555)                     -
  Repayment of note payable                                                                 -            (1,400,000)
                                                                                    ------------         -----------
  Net cash provided by financing activities                                         20,083,123             3,353,409
                                                                                    ----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           13,888,753               914,762

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                              3,081,109             2,089,062
                                                                                   -----------            ----------
    END OF PERIOD                                                                 $ 16,969,862           $ 3,003,824
                                                                                  ============           ===========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development and acquisition and production of crude oil and natural gas reserves in the western United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries.

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

Asset Retirement Obligation

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company adopted this statement as of January 1, 2003 and recorded a net asset of $139,247, a related liability of $148,934 (using a 9% discount rate and a 2% inflation rate) and a cumulative effect of change in accounting principle on prior years of $9,687. The information below reconciles the value of the asset retirement obligation during the period indicated.

                                                 Three Months Ended March 31,
                                                   2004                 2003

        Balance beginning of period              $142,806             $ 148,934
          Liabilities incurred                     54,212                     -
          Liabilities settled                           -                     -
          Revisions in estimated cash flows             -                     -
          Accretion expense                         4,832                 3,352
                                                 --------              ---------
        Balance end of period                   $ 201,850             $ 152,286
                                                ==========            =========

Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and directors are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock") and the outstanding common stock options have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for
Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the quarters ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                     For the Three Months Ended
                                                            March 31,
                                                         2004            2003
                                                         ----            ----

Net loss attributable to common shareholders:
    As reported                                      $ (578,079)     $ (790,901)
    Add: Stock-base employee compensation
       included in net loss (a)                           27,656               -
    Less: Stock based employee compensation
      determined under the fair value based method       117,537         280,821
                                                       ---------     -----------
    Pro forma                                         $(667,960)    $(1,071,722)
                                                      ==========    ============


Net loss per common share:
    As reported                                         $ (0.01)        $ (0.02)
                                                        ========        ========

    Pro forma                                           $ (0.01)        $ (0.03)
                                                        ========        ========

(a) Represents the compensation expense associated with the Company's restricted stock awards.

The fair value of the common stock options granted during 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

             Expected dividend yield                            --
             Expected price volatility                         82%
             Risk-free interest rate                          2.9%
             Expected life of options                      5 years

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

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At March 31, 2004 and December 31, 2003, the Company had undeveloped leaseholds of approximately $15,447,562 and $13,212,039, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under SFAS 142 related to these interests. The Company's current disclosures are those required by SFAS 69. The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company's oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company's financial condition or results of operations.

NOTE 3 - STOCK OFFERING

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and expenses were approximately $20,070,000. The proceeds from this sale will be used for general corporate purposes including the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

NOTE 4 - PROPERTY ACQUISITION

On March 9, 2004 the Company completed the acquisition of additional working interests in six producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. The effective date of the acquisition was January 1, 2004 however; the net revenue from the producing wells during the period from January 1, 2004 through March 9, 2004 was recorded as a reduction to the purchase price. During May 2004 an unrelated third party exercised its right, pursuant to an existing contract, to purchase 25% of the acquired properties at the acquisition price. The acquisition has been recorded in the accompanying financial statements at 100% of its value.


The following unaudited pro forma consolidated results of operations are presented as if the acquisition occurred on January 1, 2003.

                                                   For the Three Months Ended
                                                           March 31,
                                                     2004              2003
                                                     ----              ----

Revenue                                            $ 917,146          $247,407
Net Loss                                           (474,889)         (692,550)
Net Loss Attributable to Common Stockholders       (488,327)         (735,986)

Net Loss per Common Share - Basic and Diluted       $ (0.01)          $ (0.02)

NOTE 5 - SERVICE PARTIES' AGREEMENT

On January 20, 2004 the Company entered into agreements with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin.

Gasco has agreed that the Service Parties, which includes Schlumberger Oilfield Services, will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to proceed initially with the first 10-well bundle, which approximates one year of drilling with a single rig. If the group agrees, drilling may be accelerated using additional rigs. Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in this area.

General Terms of the Agreement:

o Contract Area consists of Gasco Energy's leasehold position in portions of Carbon, Duschesne and Uintah Counties, Utah.

o Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

o    Decisions will be made by a committee chaired by a Gasco representative.

o Schlumberger will coordinate certain activities under Gasco's direction as operator of record.

o Gasco will elect to fund up to 20% of each of the first three bundles and up to 30% of the last two bundles. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

o The Service Parties include certain investors that have undertaken to provide, on a best efforts basis, up to 35% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

NOTE 6 - STATEMENT OF CASH FLOWS

During the three months ended March 31, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $54,212.

     Conversion of 6,597 shares of Preferred Stock into 4,146,684 shares of common stock.

During the three months ended March 31, 2003, the Company's non-cash investing activity consisted of the following transaction:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

Cash paid for interest during the three months ended March 31, 2004 and 2003 was $49,863 and $23,473, respectively.

NOTE 7 - LITIGATION

On June 9, 2003, Pannonian was named as a defendant in a lawsuit filed in the United States District Court of Midland County, Texas. On July 15, 2003, Gasco was also named as defendant in the same lawsuit. The plaintiffs, Burlington Resources Oil & Gas Company LP by BROG GP Inc. its sole General Partner ("Burlington Resources") claim that Pannonian and Gasco owe them $1,007,894.14 in unpaid invoices. During March 2004, the Company repaid $900,723 of this liability and is currently negotiating the settlement of the remaining balance. The unpaid balance is accrued within the accompanying financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

Please refer to the section entitled  "Cautionary  Statement  Regarding  Forward

Looking Statements" at the end of this section for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Overview

Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. The Company's mission is to enhance shareholder value by using new technologies to generate and develop high-potential exploitation prospects in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2003 and through the first quarter of 2004 due to factors such as reduced levels of gas storage, colder temperatures in the northeastern part of the country and decreased gas imports from Canada, have increased the profitability of the Company's drilling projects in this area. The increased drilling activity resulting from the higher oil and gas prices may also decrease the availability of drilling rigs and experienced personnel.

First Quarter of 2004 Update

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

General Terms of the Agreement:

o Contract Area consists of Gasco Energy's leasehold position in portions of Carbon, Duschesne and Uintah Counties, Utah.

o Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

o    Decisions will be made by a committee chaired by a Gasco representative.

o Schlumberger will coordinate certain activities under Gasco's direction as operator of record.

o Gasco will elect to fund up to 20% of each of the first three bundles and up to 30% of the last two bundles. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

o The Service Parties include certain investors that have undertaken to provide, on a best efforts basis, up to 35% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

During the first quarter of 2004, the Company drilled two wells in the Riverbend area, which are part of the 10 well bundle contemplated by the agreements with the Service Parties, as described above. Both wells were drilled to total depth and are currently awaiting completion design and pipeline hookup. The Company anticipates completing these wells during the second quarter of 2004.

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and expenses were approximately $20,070,000. The proceeds from this sale will be used for general corporate purposes including the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

In March 2004, the Company completed the acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $3,175,000. The effective date of the acquisition was January 1, 2004; however, the net revenue from the producing wells during the period from January 1, 2004 through March 9, 2004 was recorded as a reduction to the purchase price. During May 2004, an unrelated third party exercised its right, pursuant to an existing contract, to purchase 25% of the acquired properties at the acquisition price.

The Company is considering several options for its properties in the Greater Green River Basin Area in Wyoming such as the farm-out or sale of some of its acreage and other similar type transactions.

The following table presents the Company's production and price information during the three months ended March 31, 2004 and 2003. The Mcfe calculations assume a conversion of 6 Mcfs for each Bbl of oil.

                                         For the Three Months Ended March 31,
                                           2004                       2003
                                        -------------            ---------------

       Natural gas production (Mcf)          126,808                     38,222
       Average sales price per Mcf             $5.53                     $ 4.16

       Oil production (Bbl)                    1,520                          -
       Average sales price per Bbl            $32.83                          -

       Production (Mcfe)                     135,928                     38,222

During 2004, the Company's oil and gas production increased by approximately 325% primarily due to the completions, recompletions and the compressor installation that took place during 2003 as well as the Company's acquisition of additional interests in six wells in the Riverbend area as discussed above.

During 2004 Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in the Riverbend Project. The Company leased a second rig, which began drilling during April 2004. The Company expects to spud a total of four Gasco-operated wells during the second quarter of 2004 using both of these rigs. The Company anticipates an overall increase in its compensation expense because it will have to hire additional personnel to manage the workload associated with its operational plan for 2004. Management believes it has sufficient capital for its 2004 operational budget, but will need to raise additional capital for its capital budget in 2005. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three months ended March 31, 2004 and 2003.

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                 2004               2003
                                                 ----               ----

Net cash used in operations                  $ (1,841,843)       $ (619,761)
Net cash used in investing activities          (4,352,527)       (1,818,886)
Net cash provided by financing activities       20,083,123         3,353,409
Net increase in cash                            13,888,753           914,762

Cash used in operations during 2004 and 2003 is primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the Company's producing wells. The increase in cash used in operations during 2004 is primarily the result of fluctuations in the Company's operating assets and liabilities due to the Company's increased drilling and completion activity partially offset by higher cash flow from operations due to increased revenue resulting from a 256% increase in production resulting from the Company's drilling activity during 2003 and 2004 and a 34% increase in gas prices. See further discussion under Results of Operations.

The Company's investing activities during 2004 and 2003 related primarily to the Company's development and exploration activities. These activities consisted of the Company's drilling projects in the Riverbend area and the costs associated with the Company's acreage in Wyoming and Utah. The investing activities during 2004 included the Company's $3,175,000 property acquisition as described above.

Historically, the Company has relied on the sale of equity capital and farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities. The financing activity during 2003 consists primarily of the sale of Series B Preferred Stock partially offset by the repayment of a $1,400,000 note payable. The financing activity during 2004 represents the sale of 14,333,334 shares of common stock as further described above.

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

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and estimated expenses were approximately $20,070,000. The proceeds from this sale will be used for general corporate purposes including the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

The Company intends to use the funds from this transaction and its cash on hand to fund the following projects:

- The March 9, 2004 acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $3,175,000 (subject to the option of a third party to purchase 25% of such interests at the acquisition cost by May 14,
     2004).

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

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its note payable, operating leases, employment contracts and consulting agreement for the periods specified as of March 31, 2004.



                                                                          Payments due by Period
Contractual Obligations                            Total         1 year        2-3 years         4-5 years  After 5 years

Convertible Debentures                        $2,500,000       $     -         $ 525,000       $ 1,975,000          $       -
Operating Lease - office space                    32,195         32,195                -                 -                  -
Employment Contracts                             979,167        470,000          470,000            39,167                  -
Consulting Agreement                             250,000        120,000          120,000            10,000                  -
                                               ---------        -------       ----------        ----------             ------
Total Contractual Cash Obligations            $3,761,362      $ 622,195       $1,115,000       $ 2,024,167             $    -
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

The Company has also not included asset  retirement  obligations as discussed in
Note 1 of the accompanying financial statements, as the Company cannot determine with accuracy the timing of such payments.

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

                                       For the Three Months Ended March 31,
                                    -------------------------------------------
                                           2004                       2003
                                           ----                       ----

    Natural gas production (Mcf)          126,808                    38,222
    Average sales price per Mcf            $ 5.53                    $ 4.16
    Oil production (Bbl)                    1,520                         -
    Average sales price per Bbl            $32.83                         -
    Production per Mcfe                   135,928                    38,222
    Expenses per Mcfe:
       Lease operating                     $ 1.18                    $ 1.74
       Depletion and impairment            $ 1.60                    $ 1.57


The First Quarter of 2004 compared to First Quarter of 2003

Oil and gas revenue increased $592,668 during 2004 compared with 2003 due to an increase in gas production from 38,222 Mcf during 2003 to 126,808 Mcf during 2004 combined with an increase in the average gas price from $4.16 during 2003 to $5.53 per Mcf during 2004. During 2004, the Company also produced 1,520 bbls of oil at an average price of $32.83 per bbl. The increase in production is primarily due to the Company's completion and recompletion activity during 2003 and 2004, the compressor installation during February 2003 and the acquisition of additional working interests in six wells, as described above.

Interest income increased $12,045 from 2003 to 2004 primarily due to higher average cash and cash equivalent balances during 2004 relating primarily to the Company's stock offering during February 2004 as discussed above.


General and administrative expense increased from $111,980 during 2004 as compared with 2003, primarily due to the Company's increased operational activity. The $111,980 increase in these expenses is comprised of approximately

$25,000 in director fees due to the addition of three non-employee directors during the last nine months of 2003 and $85,000 in costs related to increased shareholder communications relating to the Company's expanded operational activity. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Lease operating expense increased by $94,620, from $66,448 in 2003 to $161,068 in 2004, primarily due to increased operating costs and production taxes relating to the increased production discussed above.

Depletion, depreciation and amortization expense during 2004 is comprised of $218,000 of depletion expense related to the Company's proved oil and gas properties, $14,303 of depreciation expense related to the Company's furniture, fixtures and other assets and $4,832 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2003 consists of $60,000 of depletion expense, $13,396 of depreciation expense and $3,352 of accretion expense. The increase in depletion expense during 2004 as compared with 2003 is due primarily to the increase in production as well as the increase in reserve quantities resulting from the property acquisition discussed above.

Interest expense during 2004 represents the interest expense related to the Company's outstanding Debentures. The interest expense during 2003 represents the interest incurred on the Company's outstanding note payable, which was repaid during February 2003.

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

As applied to companies like Gasco that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At March 31, 2004 and December 31, 2003, the Company had undeveloped leaseholds of approximately $15,447,562 and $13,212,039, respectively, that would be classified on the balance sheet as "intangible undeveloped leasehold" if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under SFAS 142 related to these interests. The Company's current disclosures are those required by SFAS 69.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed under the caption "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2003. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              See Note 7 to the accompanying financial statements.

Item 2 -      Changes in Securities and Use of Proceeds

              On February 11, 2004, the Company completed the sale through a private placement of 14,333,334 share of its common stock to a group of accredited investors at a price of $1.50 per share resulting in net proceeds of approximately $20,072,000. First Albany Capital Inc. atransaction fee of $1,118,000 and Pritchard Capital Partners LLC received a financial fee of $279,500. The issuance of shares of the common in this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the shares were offered and sold to a limited number of accredited investors as defined in Regulation D under the Securities Act of 1933, as amended.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

              None.

Item 5 -      Other Information

              None.

Item 6 - Exhibits and Reports on Form 8-K

              (a)    Exhibits:

      Exhibit Number                    Exhibit


          2.1 Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 9, 2004, filed on March 15, 2004).


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

          3.5  Certificate   of  Designation   for  Series  B  Preferred   Stock
               (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-10

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

          4.7 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 2003, filed on March 26, 2004.

          *31  Rule 13a-14(a)/15d-14(a) Certifications.

          *32  Section 1350 Certifications

               * Filed herewith.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:


Form 8-K dated January 20, 2004, filed January 21, 2004                    Item 9, Item 7(c) - Press Release

Form 8-K dated February 11, 2004, filed February 12,2004                   Item 9, Item 7(c) - Press Release

Form 8-K dated March 9, 2004, filed March 17, 2004                         Item 2, Item 7(c) - Acquisition of Assets

Form 8-K dated March 29, 2004, filed March 29, 2004                        Item 9, Item 7(c) - Financial Results


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GASCO ENERGY, INC.


Date:  May 12, 2004                By:/s/W. King Grant
                                      -----------------------
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer