Form 10-Q
period 2004-06-30
GASCO ENERGY INC
filed 2004-08-11
CIK 1086319

4



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

                                 (303) 483-0044
              (Registrant's telephone number, including area code)

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]


Number of Common shares outstanding as of August 10, 2004:    66,364,938

ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,          December 31,
                                                                      2004                 2003
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $14,137,807            $ 3,081,109
  Restricted cash                                                             -                250,000
  Prepaid expenses                                                      453,774                555,786
  Accounts receivable                                                 1,088,867                499,363
  Inventory                                                             949,342                      -
                                                                    -----------              ---------
          Total                                                     16,629,790               4,386,258
                                                                    -----------              ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                         21,972,672             16,386,252
    Unproved mineral interests                                       15,141,729             13,212,039
  Furniture, fixtures and other                                         203,602                166,051
                                                                     ----------             ----------
           Total                                                     37,318,003             29,764,342
                                                                     ----------             ----------
  Less accumulated depreciation, depletion and amortization         (1,724,310)            (1,232,634)
                                                                    -----------            -----------
           Total                                                    35,593,693              28,531,708
                                                                    -----------             ----------

OTHER ASSET
  Deferred financing costs                                              122,593                141,213
                                                                   ------------           ------------
TOTAL ASSETS                                                       $ 52,346,076           $ 33,059,179
                                                                   ============           ============
















               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                                    June 30,          December 31,
                                                                                     2004                 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                 $ 2,976,841            $ 2,260,492
  Advances from joint interest owners                                                  214,993                      -
  Accrued expenses                                                                     299,962                933,520
                                                                                    ----------               --------
           Total                                                                     3,491,796              3,194,012
                                                                                    ----------              ---------
NONCURRENT LIABILITES
   8% Convertible Debentures, net of unamortized discount $143,054 in
      2004 and $159,722 in 2003                                                      2,356,946              2,340,278
   Asset retirement obligation                                                         206,681                142,806
                                                                                     ---------              ---------
       Total                                                                         2,563,627              2,483,084
                                                                                     ---------              ---------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock - $.001 par value; 20,000 shares authorized; 5,137 shares issued and outstanding with a liquidation preference of $2,260,280 in 2004 and 11,734 shares issued and outstanding with a
     liquidation preference of $5,162,960 in 2003                                            5                     12
  Common stock - $.0001 par value; 100,000,000 shares authorized;
     64,627,096 shares issued and 64,553,396 outstanding in 2004;
     40,887,500 shares issued and 40,813,800 shares outstanding in 2003                  6,463                  4,568
  Additional paid in capital                                                        73,808,707             52,979,325
  Deferred compensation                                                              (837,399)              (179,766)
  Accumulated deficit                                                             (26,556,828)           (25,291,761)
  Less cost of treasury stock of 73,700 common shares                                (130,295)              (130,295)
                                                                                  ------------           ------------
           Total                                                                   46,290,653              27,382,083
                                                                                  ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 52,346,076            $ 33,059,179
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



                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                            June 30,
                                                          --------------------------------------------
                                                                    2004                      2003

REVENUES
  Natural gas                                                  $  731,163                $  471,988
  Oil                                                              45,992                    27,539
  Interest                                                         33,148                     2,514
                                                                  -------                   -------
          Total                                                   810,303                   502,041
                                                                  -------                   -------
OPERATING EXPENSES
  General and administrative                                      918,083                   703,205
  Lease operating                                                 255,744                   110,436
  Depletion, depreciation and amortization                        264,204                   196,892
  Interest                                                         93,253                         -
                                                                ---------                 ---------
           Total                                                1,531,284                 1,010,533
                                                                ---------                 ---------

NET LOSS                                                        (720,981)                 (508,492)

Preferred stock dividends                                        (78,893)                  (84,682)
                                                              -----------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $ (799,874)               $ (593,174)
                                                              ===========               ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $  (0.01)                 $  (0.02)
                                                                =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                              63,369,148                40,288,800
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








                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                      -----------------------------------------
                                                                              2004                       2003

REVENUES
  Natural gas                                                           $  1,432,787                $  630,838
  Oil                                                                         95,886                    27,539
  Interest                                                                    48,405                     5,726
                                                                           ---------                   -------
          Total                                                            1,577,078                   664,103
                                                                           ---------                   -------
OPERATING EXPENSES
  General and administrative                                               1,763,234                 1,436,376
  Lease operating                                                            416,812                   176,884
  Depletion, depreciation and amortization                                   501,339                   273,640
  Interest                                                                   160,760                    23,473
                                                                           ---------                 ---------
           Total                                                           2,842,145                 1,910,373
                                                                           ---------                 ---------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                              (1,265,067)               (1,246,270)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                     -                    (9,687)
                                                                         ------------               ----------

NET LOSS                                                                 (1,265,067)               (1,255,957)

Preferred stock dividends                                                  (112,886)                 (128,118)
                                                                       -------------              ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $ (1,377,953)             $ (1,384,075)
                                                                       =============             =============

PER COMMON SHARE DATA - BASIC AND DILUTED:
   Loss before cumulative effect of change in accounting principle        $  (0.02)                 $  (0.03)
   Cumulative effect of change in accounting principle                             -                       -
                                                                           ---------                ----------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                              $  (0.02)                 $  (0.03)
                                                                           =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                         59,271,942                40,288,800
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





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 ------------------------------------
                                                                                      2004                   2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(1,265,067)         $ (1,255,957)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                    491,676               266,936
     Accretion of asset retirement obligation                                            9,663                 6,704
     Amortization of deferred compensation                                              90,524                52,833
    Amortization of beneficial conversion feature                                       16,668                     -
    Amortization of deferred offering costs                                             18,620                     -
     Cumulative effect of change in accounting principle                                     -                 9,687
     Changes in operating assets and liabilities:
         Prepaid expenses                                                              102,012             (110,175)
       Accounts receivable                                                           (589,504)             (139,432)
       Inventory                                                                     (949,342)                     -
         Accounts payable                                                              716,349             (768,521)
       Advances from joint interest owners                                             214,993                     -
         Accrued expenses                                                             (633,558)              208,181
                                                                                    ----------            ----------
  Net cash used in operating activities                                            (1,776,966)           (1,729,744)
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                         (37,551)               (2,592)
  Cash paid for acquisitions, development and exploration                          (7,461,894)           (2,311,883)
                                                                                   -----------           -----------
  Net cash used in investing activities                                            (7,499,445)           (2,314,475)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                21,500,001                     -
  Proceeds from sale of preferred stock                                                      -             4,862,840
  Cash undesignated as restricted                                                      250,000                     -
  Cash paid for offering costs                                                     (1,429,659)              (65,431)
  Exercise of options to purchase common stock                                          33,336                     -
  Preferred dividends                                                                 (20,569)                     -
  Repayment of note payable                                                                 -            (1,400,000)
                                                                                    ------------         -----------
  Net cash provided by financing activities                                         20,333,109             3,397,409
                                                                                    ----------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                       11,056,698             (646,810)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                              3,081,109             2,089,062
                                                                                  ------------            ----------
    END OF PERIOD                                                                 $ 14,137,807           $ 1,442,252
                                                                                  ============           ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development and acquisition and production of crude oil and natural gas reserves in the western United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries.

Restricted Cash

The Company's restricted cash balance at December 31, 2003 represented a $250,000 escrow agreement related to one of its drilling prospects. The funds held in escrow were released during May 2004 upon completion of certain drilling obligations.

Inventory

Inventory consists of pipe and tubular goods intended to be used in the Company's oil and gas operations, and is stated at the lower of cost or market using the average cost valuation method.

Asset Retirement Obligation

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company adopted this statement as of January 1, 2003 and recorded a net asset of $139,247, a related liability of $148,934 (using a 9% discount rate and a 2% inflation rate) and a cumulative effect of change in accounting principle on prior years of $9,687. The information below reconciles the value of the asset retirement obligation during the periods indicated.

                                                 Six Months Ended June 30,
                                                 2004                 2003

        Balance beginning of period            $142,806             $ 148,934
          Liabilities incurred                   67,654                     -
          Liabilities settled                   (13,442)                    -
          Revisions in estimated cash flows           -                     -
          Accretion expense                       9,663                 6,704
                                             ----------             ---------
        Balance end of period                $ 206,681              $ 155,638
                                             ==========             =========


Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock") and the outstanding common stock options have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As, the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the quarters and six months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                                 For the Three Months Ended           For the Six Months Ended
                                                                          June 30,                            June 30,
                                                                   2004             2003                2004              2003
                                                                   ----             ----                ----              ----

Net loss attributable to common shareholders:
    As reported                                                   $(799,874)         $(593,174)       $ (1,377,953)    $ (1,348,075)
    Add: Stock-base employee compensation
      included in net loss (a)                                        44,442                 -              72,098                -

    Less: Stock based employee compensation
      determined under the fair value based method                   161,979             76,185             379,270          188,370
   Pro forma                                                     $ (917,411)         $(669,359)       $ (1,685,125)    $ (1,536,445)

Net loss per common share:
   As reported                                                      $ (0.01)           $ (0.02)            $ (0.02)         $ (0.03)
   Pro forma                                                          (0.01)             (0.02)              (0.03)           (0.04)

(a)  Represents  the   compensation   expense   associated  with  the  Company's
     restricted stock awards.

The fair value of the common stock options granted during 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                                  2004               2003
          Expected dividend yield                   --                 --
          Expected price volatility                80%                82%
          Risk-free interest rate                 2.8%               2.9%
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

Recent Accounting Pronouncements

During March 2004, the Emerging Issues Task Force ("EITF") determined that mineral rights as defined in EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets," are tangible assets and should not be considered intangible assets in Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The Financial Accounting Standards Board (FASB), in agreement with this determination, amended SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP) FSP Nos. 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that FAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. The Company has historically classified its oil and gas leaseholds as tangible oil and gas properties which is consistent with EITF 04-02, FSP Nos. 141-1 and 142-1 and therefore such pronouncements have not impacted the Company's financial condition or results of operations.


NOTE 3 - STOCK ISSUANCES

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and expenses were approximately $20,070,000. The proceeds from this sale are being used for general corporate purposes including the acquisition of oil and natural gas assets and the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

During the first six months of 2004, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 6,567 shares of Preferred Stock into 4,146,684 shares of common stock.

On June 14, 2004, the Company's Board of Directors approved the issuance of 395,850 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan ("Restricted Stock Plan"), to certain of the Company's officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

The compensation expense related to the restricted stock was measured on June 14, 2004 using the trading price of the Company's common stock, the date the restricted shares were issued and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 820,850 unvested shares of restricted stock outstanding as of June 30, 2004 and the compensation expense related to these shares during the six months ended June 30, 2004 was $72,098. There were no outstanding shares of restricted stock during the six months ended June 30, 2003.

NOTE 4 - PROPERTY ACQUISITION

On March 9, 2004 the Company completed the acquisition of additional working interests in six producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. During May 2004 an unrelated third party exercised its right to purchase 25% of the acquired properties at the acquisition price,which had the effect of reducing the purchase price to approximately $2,400,000 and reducing the Company's interest in the acquisition to 75%. The effective date of the acquisition was January 1, 2004 however; the net revenue from the producing wells during the period from January 1, 2004 through March 9, 2004 was recorded as a reduction to the purchase price.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition occurred on January 1, 2003.

                                                    For the Three Months                        For the Six Months
                                                       Ended June 30,                            Ended June 30,
                                                     2004            2003                  2004               2003
                                                     ----            ----                  ----               ----

Revenue                                             $ 810,303       $733,945          $ 1,727,449          $1,207,911
Loss before cumulative effect of change
   in accounting principle                          (720,981)      (339,595)          (1,195,970)           (908,476)
Net Loss                                            (720,981)      (339,595)          (1,195,870)           (918,163)
Net Loss Attributable to Common
  Stockholders                                      (799,874)      (424,277)          (1,288,201)         (1,046,281)

Net Loss per Common Share - Basic
  and Diluted                                         $(0.01)       $ (0.01)             $ (0.02)            $ (0.03)

NOTE 5 - SERVICE PARTIES' AGREEMENT

On January 20, 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin.

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

General Terms of the Amended Agreement:

     - Contract Area consists of Gasco's leasehold position in portions of Carbon, Duschesne and Uintah Counties, Utah.

     - Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

     -    Schlumberger   will  coordinate   certain   activities  under  Gasco's
          direction as operator of record.

     - Gasco has elected to fund approximately 30% of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

     - The Service Parties include certain investors that have undertaken to provide, on a best efforts basis, approximately 45% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

NOTE 6 - STOCK OPTIONS

During the first six months of 2004, the Company granted an additional 250,000 options to purchase shares of common stock to employees and consultants of the Company, at an exercise prices ranging from $1.61 to $2.01 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date.

On July 27, 2004 the Company granted 1,160,000 options to purchase shares of common stock to employees, directors and consultants of the Company, at an exercise price of $1.92 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date and expire within ten years from the grant date.

The aggregate fair market value of the options granted to consultants of the Company, determined using the Black Scholes Pricing Model, will be amortized and charged to operations over the two year vesting period.

NOTE 7 - RELATED PARTY TRANSACTION

During May 2004, the Company's Board of Directors authorized the payment of approximately $65,000 to the chairman of the Gasco Board of Directors as reimbursement of legal fees paid by the chairman for legal services provided to the Company in connection with a Gasco stock transaction during 2002.

NOTE 8 - STATEMENT OF CASH FLOWS

During the six months ended June 30, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $67,654. Reduction in the asset retirement obligation of $13,442 representing the sale of 25% of the Company's interest in six producing wells as further described in Note 4.

     Conversion of 6,597 shares of Preferred Stock into 4,146,684 shares of common stock.

     Issuance of 41,959 shares of common stock in payment of the June 30, 2004 Preferred Stock dividend.

     Issuance of 395,850 shares of restricted common stock to certain of the Company's employees.

During the six months ended June 30, 2003, the Company's non-cash investing and financing activities consisted of the following transactions:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

     Issuance of 287 shares of Preferred Stock in payment of the June 30, 2003 Preferred Stock dividend.

Cash paid for interest during the six months ended June 30, 2004 and 2003 was $135,014 and $23,473, respectively.

NOTE 9 - LITIGATION

On June 9, 2003, Pannonian was named as a defendant in a lawsuit filed in the United States District Court of Midland County, Texas. On July 15, 2003, Gasco was also named as defendant in the same lawsuit. The plaintiffs, Burlington Resources Oil & Gas Company LP by BROG GP Inc. its sole General Partner ("Burlington Resources") claim that Pannonian and Gasco owe them $1,007,894.14 in unpaid invoices. During March 2004, the Company repaid $900,723 of this liability and during July the Company made a final payment of $100,000 in settlement of this matter. Orders to dismiss both cases with prejudice were filed on July 10, 2004.

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during

2003 and through the second quarter of 2004 due to factors such as reduced levels of gas storage, colder temperatures in the northeastern part of the country and decreased gas imports from Canada, have increased the profitability of the Company's drilling projects in this area. The increased drilling activity resulting from the higher oil and gas prices may also decrease the availability of drilling rigs and experienced personnel.

First Six Months of 2004 Update

On January 20, 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin.

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

General Terms of the Agreement:

     - Contract Area consists of Gasco's leasehold position in portions of Carbon, Duschesne and Uintah Counties, Utah.

     - Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

     -    Schlumberger   will  coordinate   certain   activities  under  Gasco's
          direction as operator of record.

     - Gasco has elected to fund approximately 30% of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

     - The Service Parties include certain investors that have undertaken to provide, on a best efforts basis, approximately 45% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

During the first six months of 2004, the Company drilled four wells and spudded two additional wells in the Riverbend area, which are part of the 10 well bundle contemplated by the agreements with the Service Parties, as described above. Two of these wells began selling production in June 2004 and two wells were completed and began producing during July 2004. The remaining two wells have been drilled to total depth and are currently awaiting completion design and pipeline hookup. The Company increased its drilling activities in this area by adding a second drilling rig in late April 2004 and anticipates drilling a total of 10 to 15 gross wells during 2004. The Company has also successfully recompleted four additional wells in this area and has identified three additional recompletion projects for the remainder of 2004.

During July 2004, the Company began construction on a ten-mile pipeline as part of a gathering system in the Riverbend area to create additional pipeline capacity for the Company's drilling projects in this area. The Company has budgeted approximately $1,200,000 for the construction and tie-in of this pipeline system.

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and expenses were approximately $20,070,000. The proceeds from this sale are being used for general corporate purposes including the acquisition of oil and natural gas assets and the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

On March 9, 2004 the Company completed the acquisition of additional working interests in six producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. During May 2004 an unrelated third party exercised its right to purchase 25% of the acquired properties at the acquisition price,which had the effect of reducing the purchase price to approximately $2,400,000 and reducing the Company's interest in the acquisition to 75%. The effective date of the acquisition was January 1, 2004 however; the net revenue from the producing wells during the period from January 1, 2004 through March 9, 2004 was recorded as a reduction to the purchase price.

The Company is considering several options for its properties in the Greater Green River Basin Area in Wyoming such as the farm-out or sale of some of its acreage and other similar type transactions.

The following table presents the Company's production and price information during the three and six months ended June 30, 2004 and 2003. The Mcfe calculations assume a conversion of 6 Mcfs for each Bbl of oil.

                                    For the Three Months Ended            For the Six Months Ended June
                                             June 30,                                  30,
                                   -------------------------------        ------------------------------
                                         2004              2003               2004             2003
                                   ---------------    ------------       ------------    -----------------

Natural gas production (Mcf)              122,694         102,121            249,502              140,344
Average sales price per Mcf                 $5.96           $4.62              $5.74               $ 4.49

Oil production (Bbl)                        1,265             948              2,785                  948
Average sales price per Bbl                $36.36          $29.05             $34.34              $ 29.05

Production (Mcfe)                         130,284         107,809            266,212              146,032



During the three and six months ended June 30, 2004, the Company's oil and gas production increased by approximately 21% and 82%, respectively primarily due to the Company's drilling projects, completions, recompletions and the compressor installation that took place during 2003 as well as the Company's acquisition of additional interests in six wells in the Riverbend area as discussed above.

During 2004 Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in the Riverbend Project. During the firs six months of 2004, the Company spend approximately $5 million for these purposes.The Company leased a second rig, which began drilling during April 2004. The Company anticipates drilling between 10 and 15 gross wells for its 2004 drilling program using both of these rigs. The Company anticipates an overall increase in its compensation expense because it will have to hire additional personnel to manage the workload associated with its operational plan for 2004. Management believes it has sufficient capital for its 2004 operational budget, but will need to raise additional capital for its capital budget in 2005. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, issuing equity or debt securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the six months ended June 30, 2004 and 2003.

                                             For the Six Months Ended June 30,
                                           -------------------------------------
                                                2004                2003
                                                ----                ----

Net cash used in operations                 $ (1,776,966)      $ (1,729,744)
Net cash used in investing activities         (7,499,445)        (2,314,475)
Net cash provided by financing activities      20,333,109          3,397,409
Net increase (decrease) in cash                11,056,698          (646,810)

Cash used in operations during 2004 and 2003 is primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the Company's producing wells. The increase in cash used in operations during 2004 is primarily the result of the Company's inventory purchases and the fluctuations in the Company's operating assets and liabilities due to the Company's increased drilling and completion activity partially offset by higher cash flow from operations due to increased revenue resulting from the increase in production discussed above. See further discussion under Results of Operations.

The Company's investing activities during 2004 and 2003 related primarily to the Company's development and exploration activities. These activities consisted of the Company's drilling projects in the Riverbend area and the costs associated with the Company's acreage in Wyoming and Utah. The investing activities during 2004 included the Company's property acquisition described above.

Historically, the Company has relied on the sale of equity, farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities. The financing activity during 2003 consists primarily of the sale of Series B Preferred Stock partially offset by the repayment of a $1,400,000 note payable. The financing activity during the first six months of 2004 consisted primarily of the sale of 14,333,334 shares of common stock as further described above.

Capital Budget

On January 16, 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Gasco has agreed that the Service Parties will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig. If the group agrees, drilling may be accelerated using additional rigs. Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in this area. The Company spent approximately $5 million for these purposes during the first six months of 2004. Gasco has elected to fund approximately 30% of the cost of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses is estimated to equal the proportion of the total well costs that it funds.

To secure its obligations under the agreement described above, the Company has pledged its interests in each of the wells in each bundle.

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and estimated expenses were approximately $20,070,000. The proceeds from this sale are being used for general corporate purposes including the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

The Company's use of the funds and anticipated use of funds from this transaction and its cash on hand include the following projects:

     - The March 9, 2004 acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $2,400,000 as adjusted for the exercise of the right of a third party to purchase 25% of such interests at the acquisition cost during May 2004.

     - The Company plans to spend approximately $12,425,000 for the drilling, completion and pipeline connection of wells in this area.

     - The Company anticipates investing approximately $1,200,000 in the construction of a gathering system within the Riverbend Area.

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

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its note payable, operating leases, employment contracts and consulting agreement for the periods specified as of June 30, 2004.

                                                          Payments due by Period
Contractual Obligations         Total          1 year           2-3 years        4-5 years          After 5 years

Convertible Debentures       $2,500,000          $    -        $ 525,000       $ 1,975,000            $     -
Interest on Convertible
   Debentures                   800,167         200,000          373,750           226,417                  -
Operating Lease - office
  Space                          80,594          47,087           33,507                 -                  -
Employment Contracts            979,167         470,000          470,000            39,167                  -
Consulting Agreement            250,000         120,000          120,000            10,000                  -
                             ----------       ---------       ----------       -----------             ------
Total Contractual Cash
  Obligations                $4,609,928       $ 837,087       $1,522,257       $ 2,250,584             $    -
                             ==========       =========       ==========       ===========             ======

The table above assumes that the Debentures will be outstanding until maturity, however if they are converted prior to maturity, the future obligations and interest payments will be eliminated and the Company's outstanding common stock will increase by 4,166,667 shares.

The Company has not included asset retirement obligations as discussed in Note 2 of the accompanying financial statements, as the Company cannot determine with accuracy the timing of such payments.

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

         Stock Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board's Opinion No. 25 ("APB No. 25"). No stock-based compensation expense has been reflected in the Company's financial statements for the options granted to its employees as these options had exercise prices equal to or higher than the market value of the underlying common stock on the date of grant. The Company uses the Black-Scholes option valuation model to calculate the required disclosures under SFAS 123. This model requires the Company to estimate a risk free interest rate and the volatility of the Company's common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated. The Mcfe calculations assume a conversion of 6 Mcfs for each Bbl of oil.

                                                  For the Three                    For the Six
                                                  Months Ended                     Months Ended
                                                     June 30,                        June 30,
                                                 2004          2003             2004            2003

    Natural gas production (Mcf)                122,694       102,121          249,502        140,343
    Average sales price per Mcf                  $ 5.96        $ 4.62           $ 5.74          $4.49
    Oil production (Bbl)                          1,265           948            2,785            948
    Average sales price per Bbl                 $ 36.36       $ 29.05          $ 34.43        $ 29.05
    Production per Mcfe                         130,284       107,809          266,212        146,031
    Expenses per Mcfe:
       Lease operating                           $ 1.96        $ 1.02           $ 1.57         $ 1.21
       Depletion and impairment                  $ 1.88        $ 1.93           $ 1.74         $ 1.87


The Second Quarter of 2004 compared to Second Quarter of 2003

Oil and gas revenue increased $277,628 during the second quarter of 2004 compared with the second quarter of 2003 due to an increase in gas production of 20,573 Mcf and an increase in oil production of 317 bbls during the second quarter of 2004 combined with an increase in the average gas and oil prices of $1.34 per Mcf and $7.31 per bbl during the second quarter of 2004. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2003 and 2004, the compressor installation during February 2003 and the acquisition of additional working interests in six wells in March 2004.

Interest income increased $30,634 from 2003 to 2004 primarily due to higher average cash and cash equivalent balances during 2004 relating primarily to the Company's stock offering during February 2004.

General and administrative expense increased by $214,878 during 2004 as compared with 2003, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $65,000 paid to the chairman of the Gasco Board of Directors as reimbursement of legal fees paid by the chairman in connection with a Gasco stock transaction, as further described in Note 7 of the accompanying financial statments, approximately $67,000 in legal and consulting fees associated with the Company's property and financing transactions during the first six months of 2004, $35,000 in stock based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants, and approximately $40,000 in costs related to increased shareholder communications relating to the Company's expanded operational activity. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Lease operating expense increased by $145,308, during the second quarter of 2004, primarily due to increased operating costs and production taxes relating to the increased production discussed above.

Depletion, depreciation and amortization expense during 2004 is comprised of $245,100 of depletion expense related to the Company's proved oil and gas properties, $14,273 of depreciation expense related to the Company's furniture, fixtures and other assets and $4,831 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2003 consists of $180,000 of depletion expense, $13,540 of depreciation expense and $3,352 of accretion expense. The increase in depletion expense during 2004 as compared with 2003 is due primarily to the increase in production resulting from the Company's increased drilling and completion activity as well as the property acquisition discussed above.

Interest expense during 2004 consists of $67,507 of interest expense related to the Company's outstanding Debentures and $25,746 of interest expense related to the Company's litigation settlement described in Note 9 of the accompanying financial statements.

The Six Months Ended June 30, 2004 Compared to the Six Months Ended
  June 30, 2003

The comparisons for the six months ended June 30, 2004 and the six months ended June 30, 2003 are consistent with those discussed in the second quarter of 2004 compared to the second quarter of 2003 except as discussed below.

Interest expense during 2004 consists of $135,014 of interest expense related to the Company's outstanding Debentures and $25,746 of interest expense related to the Company's litigation settlement described in Note 9 of the accompanying financial statements. The interest expense during 2003 represents the interest incurred on the Company's outstanding note payable, which was repaid during February 2003.

The cumulative effect of change in accounting principle during 2003 represents the Company's recognition of an asset retirement obligation in connection with the adoption of SFAS 143 on January 1, 2003.

Recent Accounting Pronouncements

During March 2004, the Emerging Issues Task Force ("EITF") determined that mineral rights as defined in EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets," are tangible assets and should not be considered intangible assets in Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The Financial Accounting Standards Board (FASB), in agreement with this determination, amended SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP) FSP Nos. 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that FAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. The Company has historically classified its oil and gas leaseholds as tangible oil and gas properties which is consistent with EITF 04-02, FSP Nos. 141-1 and 142-1 and therefore such pronouncements have not impacted the Company's financial condition or results of operations.

In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As, the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations.

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

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting ("Annual Meeting") of Stockholders on May 18, 2004. The meeting was held to elect eight directors to serve until the 2005 Annual Meeting of Stockholders, to approve the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan and to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2004.

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

         Name                                For              Withheld

         Marc A. Bruner                   45,877,618         5,023,507
         Charles B. Crowell               50,488,032           413,093
         Mark A. Erickson                 47,007,318         3,893,807
         Richard J. Burgess               50,488,032           413,093
         Carmen J. (Tony) Lotito          49,832,332         1,068,793
         Carl Stadelhofer                 50,834,782            66,343
         John Schmit                      50,693,782           207,343

         Preferred Stock Director
         Richard S. Langdon                    5,137                --

Stockholders voted 25,802,762 shares "for" and 1,000 shares "against" the proposal to approve the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan, with 1,351,000 votes abstaining and 23,746,363 shares not voted.

Stockholders voted 36,675,652 shares "for" and 345,583 shares "against" the proposal to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2004, with 14,375 votes abstaining and 13,865,515 shares not voted.

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

     3.5 Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-10

     4.1 Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August 2002. (Filed as Exhibit 10.21 to the Company's Form S-1 Registration Statement dated November 15, 2002, filed on November 15, 2002).

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

     *31  Rule 13a-14(a)/15d-14(a) Certifications.

     *32  Section 1350 Certifications

     *    Filed herewith.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:


Form 8-K dated April 13, 2004, filed April 14, 2004                        Item 9, Item 7(c) - Press Release

Form 8-K/A dated March 9, 2004, filed April 14, 2004                       Item 2, Item 7(c) - Acquisition of Assets

Form 8-K dated June 15, 2004, filed June 15, 2004                          Item 9, Item 7(c) - Press Release


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GASCO ENERGY, INC.



Date:  August 10, 2004               By:  /s/ W. King Grant
                                     --------------------------------------
                                     W. King Grant, Executive Vice President
                                     Principal Financial and Accounting Officer