Form 10-Q
period 2004-09-30
GASCO ENERGY INC
filed 2004-11-12
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]


Number of Common shares outstanding as of November 10, 2004:        70,531,606

ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                        September 30,         December 31,
                                                                            2004                  2003
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $13,763,821           $ 3,081,109
  Restricted cash                                                                 -               250,000
  Prepaid expenses                                                          399,921               555,786
  Accounts receivable                                                       424,874               499,363
                                                                        -----------             ---------
          Total                                                         14,588,616              4,386,258
                                                                        -----------             ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                             22,473,991            16,386,252
    Unproved mineral interests                                           15,050,728            13,212,039
  Furniture, fixtures and other                                             216,626               166,051
                                                                         ----------            ----------
           Total                                                         37,741,345            29,764,342
                                                                         ----------            ----------
  Less accumulated depreciation, depletion and amortization             (2,003,045)           (1,232,634)
                                                                        -----------           -----------
           Total                                                        35,738,300             28,531,708
                                                                        -----------            ----------
OTHER ASSET
  Deferred financing costs                                                  113,283               141,213
                                                                        -----------           -----------
TOTAL ASSETS                                                           $ 50,440,199          $ 33,059,179
                                                                       ============          ============
















               The accompanying notes are an integral part of the
                       consolidated financial statements.



                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                                          September 30,           December 31,
                                                                                               2004                    2003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                        $ 1,003,645            $ 2,260,492
  Advances from joint interest owners                                                         971,272                      -
  Accrued expenses                                                                             25,104                933,520
                                                                                           ----------              ---------
           Total                                                                           2,000,021               3,194,012
                                                                                           ----------              ---------

NONCURRENT LIABILITES
   8% Convertible Debentures, net of unamortized discount $134,720 in
      2004 and $159,722 in 2003                                                             2,365,280              2,340,278
   Asset retirement obligation                                                                211,468                142,806
                                                                                            ---------              ---------
       Total                                                                                2,576,748              2,483,084
                                                                                            ---------              ---------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000  shares
     authorized;   2,255  shares  issued  and  outstanding  with  a  liquidation preference of $992,200 in 2004 and 11,734 shares issued and
    outstanding with a liquidation preference of $5,162,960 in 2003                                 2                     12
  Common stock - $.0001 par value; 100,000,000 shares authorized;
     66,438,641 shares issued and 66,364,941 outstanding in 2004;
     45,675,936 shares issued and 45,602,236 shares outstanding in 2003                         6,643                  4,568
  Additional paid in capital                                                               73,771,240             52,979,325
  Deferred compensation                                                                     (686,921)              (179,766)
  Accumulated deficit                                                                    (27,097,239)           (25,291,761)
  Less cost of treasury stock of 73,700 common shares                                       (130,295)              (130,295)
                                                                                          -----------            -----------
           Total                                                                          45,863,430              27,382,083
                                                                                          -----------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 50,440,199            $ 33,059,179
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



                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                       September 30,
                                                           --------------------------------------
                                                                 2004                      2003

REVENUES
  Natural gas                                               $  757,073                $  255,028
  Oil                                                           60,252                    22,073
  Interest                                                      43,065                     3,402
                                                               -------                   -------
          Total                                                860,390                   280,503
                                                               -------                   -------

OPERATING EXPENSES
  General and administrative                                   869,982                   684,480
  Lease operating                                              179,241                   104,084
  Depletion, depreciation and amortization                     283,522                   124,948
  Interest                                                      68,056                     1,200
                                                             ---------                   -------
           Total                                             1,400,801                   914,712
                                                             ---------                   -------

NET LOSS                                                     (540,411)                 (634,209)

Preferred stock dividends                                     (23,754)                  (88,027)
                                                            ----------                 ---------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $ (564,165)               $ (722,236)
                                                           ===========               ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                $  (0.01)                 $  (0.02)
                                                             =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                           65,835,129                40,388,800
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





                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                Nine Months Ended
                                                                                 September 30,
                                                                   ----------------------------------------
                                                                          2004                  2003

REVENUES
  Natural gas                                                       $  2,189,860           $  885,866
  Oil                                                                    156,138               49,612
  Interest                                                                91,470                9,128
                                                                       ---------              -------
          Total                                                        2,437,468              944,606
                                                                       ---------              -------

OPERATING EXPENSES
  General and administrative                                           2,633,216            2,120,856
  Lease operating                                                        596,053              280,968
  Depletion, depreciation and amortization                               784,861              398,588
  Interest                                                               228,816               24,673
                                                                       ---------            ---------
           Total                                                       4,242,946            2,825,085
                                                                       ---------            ---------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                          (1,805,478)          (1,880,479)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                  -              (9,687)
                                                                     -----------          -----------
NET LOSS                                                             (1,805,478)          (1,890,166)

Preferred stock dividends                                              (136,640)            (216,145)
                                                                    ------------          -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                       $ (1,942,118)        $ (2,106,311)
                                                                   =============        =============

PER COMMON SHARE DATA - BASIC AND DILUTED:
   Loss before cumulative effect of change in accounting principle     $  (0.03)            $  (0.05)
   Cumulative effect of change in accounting principle                         -                    -
                                                                        --------             ---------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                          $  (0.03)             $  (0.05)
                                                                       =========             =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                     61,289,142            40,347,042
                                                                      ==========            ==========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

>






                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                -----------------------------------
                                                                                   2004                    2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $(1,805,478)        $ (1,890,166)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                   770,411              388,532
     Accretion of asset retirement obligation                                          14,450               10,056
     Amortization of deferred compensation                                            241,002               66,661
    Amortization of beneficial conversion feature                                      25,002                    -
    Amortization of deferred offering costs                                            27,930                    -
     Cumulative effect of change in accounting principle                                    -                9,687
     Changes in operating assets and liabilities:
         Prepaid expenses                                                             155,865                4,406
       Accounts receivable                                                             74,489               (86,759)
         Accounts payable                                                          (1,287,740)              819,274
       Advances from joint interest owners                                            971,272                    -
         Accrued expenses                                                            (908,416)           (1,229,718)
                                                                                  -----------          -----------
  Net cash used in operating activities                                           (1,721,213)          (1,908,027)
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from property sales                                                      4,314,984                    -
  Cash paid for furniture, fixtures and other                                        (50,575)              (3,264)
  Cash paid for acquisitions, development and exploration                        (12,187,200)          (3,094,652)
                                                                                 ------------          -----------
  Net cash used in investing activities                                           (7,922,791)          (3,097,916)
                                                                                 ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                               21,500,001                    -
  Proceeds from sale of preferred stock                                                     -            4,862,840
  Cash designated as restricted                                                             -            (250,000)
  Cash undesignated as restricted                                                     250,000              250,000
  Cash paid for offering costs                                                    (1,429,659)             (65,431)
  Exercise of options to purchase common stock                                         33,336                    -
  Preferred dividends                                                                (26,962)              (1,836)
  Repayment of note payable                                                                 -          (1,400,000)
                                                                                   ----------          -----------
  Net cash provided by financing activities                                        20,326,716            3,395,573
                                                                                   ----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                      10,682,712          (1,610,370)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                             3,081,109            2,089,062
                                                                                  -----------            ---------
    END OF PERIOD                                                                $ 13,763,821            $ 478,692
                                                                                 ============            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

>


                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas reserves in the western United States.

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries.

Restricted Cash

The restricted cash balance at December 31, 2003 represented a $250,000 escrow agreement related to one of its drilling prospects. The funds held in escrow were released during May 2004 upon completion of certain drilling obligations.

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

                                              Nine Months Ended September 30,
                                                 2004               2003

   Balance beginning of period                  $142,806         $ 148,934
     Liabilities incurred                         67,654                 -
     Liabilities settled                        (13,442)                 -
     Revisions in estimated cash flows                 -                 -
     Accretion expense                            14,450            10,056
                                               ---------          --------
   Balance end of period                       $ 211,468         $ 158,990
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

In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the quarters and nine months ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                        For the Three Months Ended            For the Nine Months Ended
                                                             September 30,                         September 30,
                                                          2004              2003                2004              2003
                                                          ----              ----                ----              ----

Net loss attributable to common shareholders:
    As reported                                        $(564,165)          $(722,236)      $ (1,942,118)    $ (2,106,311)
    Add: Stock-based employee compensation
      included in net loss (a)                           122,838              13,828            194,936           13,828

    Less: Stock based employee compensation
      determined under the fair value based method        191,947              76,185            575,842          264,555
   Pro forma                                           $ (633,274)          $(784,593)      $ (2,323,024)    $ (2,357,038)

Net loss per common share:
   As reported                                           $ (0.01)            $ (0.02)           $ (0.03)         $ (0.05)
   Pro forma                                               (0.01)              (0.02)             (0.04)           (0.06)

(a) Represents the compensation expense associated with the Company's restricted stock awards.

The fair value of the common stock options granted during 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                                        2004              2003
             Expected dividend yield                     --                --
             Expected price volatility                79 %-87%             82%
             Risk-free interest rate                 3.2%-3.7%            2.9%
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

During the first nine months of 2004, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 9,479 shares of Preferred Stock into 5,958,226 shares of common stock.

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

The compensation expense related to the restricted stock was measured on June 14, 2004 using the trading price of the Company's common stock, the date the restricted shares were issued and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 735,850 unvested shares of restricted stock outstanding as of September 30, 2004 and the compensation expense related to these shares during the nine months ended September 30, 2004 was $194,936. There were 425,000 unvested shares of restricted stock outstanding as of September 30, 2003 and the compensation expense related to these shares was $13,828.

During the third quarter of 2004, upon vesting of a previous restricted stock grant, an officer of Gasco returned 14,397 of his shares to the Company in satisfaction of his personal tax liability that resulted from the vesting of the restricted stock. The Company plans to cancel these shares during the fourth quarter of 2004.

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition occurred on January 1, 2003.

                                                  For the Three Months Ended               For the Nine Months
                                                          September 30,                     Ended September 30,
                                                     2004            2003                2004                2003
                                                     ----            ----                ----               ----
Revenue                                            $ 860,390       $522,407          $ 2,587,839          $1,760,318
Loss before cumulative effect of change
   in accounting principle                         (540,411)      (465,312)          (1,736,281)         (1,373,789)
Net Loss                                           (540,411)      (465,312)          (1,436,281)         (1,383,476)
Net Loss Attributable to Common
  Stockholders                                     (564,165)      (553,339)          (1,872,921)         (1,599,621)

Net Loss per Common Share - Basic
  and Diluted                                        $(0.01)       $ (0.01)             $ (0.03)            $ (0.04)


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

General Terms of the Amended Agreement:

     o Contract Area consists of Gasco's leasehold position in portions of Carbon, Duchesne and Uintah Counties, Utah.

     o Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

     o    Schlumberger   will  coordinate   certain   activities  under  Gasco's
          direction as operator of record.

     o Gasco has elected to fund approximately 30% of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

     o The Service Parties have undertaken to provide approximately 45% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

Subsequent to September 30, 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle will commence upon completion of the first bundle, which is currently drilling its two final wells.

NOTE 6 - PROPERTY DISPOSITION

In connection with the Service Parties agreements, described in Note 5, the Company completed a disposition of net profits interests between 18.75% and 25% in the 8 wells that have been drilled in the Riverbend area in Utah during 2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow third party investors to become a party to our service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells. These investors have the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

The cash received by the Company consisted of $4,314,984, which represented the purchase price for the transaction of $4,790,387 less adjustments of $327,227 for net revenue minus lease operating expense for the properties from June 2004 and $148,176, representing a commission to the purchasers' financial advisor, which the Company agreed to pay.

The following unaudited pro forma consolidated results of operations are presented as if the disposition occurred on January 1, 2003.




                                                 For the Three Months Ended                 For the Nine Months
                                                        September 30,                       Ended September 30,
                                                     2004            2003                2004                 2003
                                                     ----            ----                ----                 ----

Revenue                                            $ 751,898       $280,503          $ 1,985,220           $ 944,606
Loss before cumulative effect of change
   in accounting principle                         (636,534)      (634,209)          (2,288,139)         (1,880,479)
Net Loss                                           (636,534)      (634,209)          (2,288,139)         (1,890,166)
Net Loss Attributable to Common
  Stockholders                                     (660,288)      (722,236)          (2,424,779)         (2,106,311)

Net Loss per Common Share - Basic
  and Diluted                                        $(0.01)       $ (0.01)             $ (0.04)            $ (0.05)

NOTE 7 - STOCK OPTIONS

During the first nine months of 2004, the Company granted an additional 1,410,000 options to purchase shares of common stock to employees, directors and consultants of the Company, at exercise prices ranging from $1.61 to $2.15 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date and expire within ten years from the grant date.

The aggregate fair market value of the options granted to consultants of the Company, determined using the Black Scholes Pricing Model, will be amortized and charged to operations over the two year vesting period.

NOTE 8 - RELATED PARTY TRANSACTION

During May 2004, the Company's Board of Directors authorized the payment of approximately $65,000 to the chairman of the Gasco Board of Directors as reimbursement of legal fees paid by the chairman for legal services provided to the Company in connection with a Gasco stock transaction during 2002.

NOTE 9 - STATEMENT OF CASH FLOWS

During the nine months ended September 30, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $67,654.

     - Reduction in the asset retirement obligation of $13,442 representing the sale of 25% of the Company's interest in six producing wells as further described in Note 4.

     - Conversion of 9,479 shares of Preferred Stock into 5,958,226 shares of common stock.

     - Issuance of 41,959 shares of common stock in payment of the June 30, 2004 Preferred Stock dividend.

     - Issuance of 395,850 shares of restricted common stock to certain of the Company's employees.

During the nine months ended September 30, 2003, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $148,934.

     - Issuance of 287 shares of Preferred Stock in payment of the June 30, 2003 Preferred Stock dividend.

     - Issuance of 425,000 shares of restricted common stock to certain of the Company's officers and directors and the issuance of 100,000 shares of common stock as compensation to a former employee.

Cash paid for interest during the nine months ended September 30, 2004 and 2003 was $175,884 and $23,473, respectively.

NOTE 10 - LITIGATION

On June 9, 2003, Pannonian was named as a defendant in a lawsuit filed in the United States District Court of Midland County, Texas. On July 15, 2003, Gasco was also named as defendant in the same lawsuit. The plaintiffs, Burlington Resources Oil & Gas Company LP by BROG GP Inc. its sole General Partner ("Burlington Resources") claimed that Pannonian and Gasco owed them $1,007,894.14 in unpaid invoices. During March 2004, the Company repaid $900,723 of this liability and during July the Company made a final payment of $100,000 in settlement of this matter. Orders to dismiss both cases with prejudice were filed on July 10, 2004.

NOTE 11 - SUBSEQUENT EVENTS

On October 11, 2004, the Board of Directors of Gasco, other than Mr. Erickson and Mr. Bruner, approved a transaction pursuant to which Marc Bruner, the chairman of Gasco's Board of Directors, and Mark Erickson, a director and President and Chief Executive Officer of Gasco, will transfer to Gasco their rights to receive certain overriding royalty interests in its properties in exchange for the grant to each of them of options to purchase 100,000 shares of Gasco common stock at the market price on the date of grant. Messrs. Bruner and Erickson subsequently agreed to transfer such rights to Gasco for no options or other consideration.

For each individual, these interests range between .06% and 0.6% of Gasco's working interest in certain of its Utah and Wyoming properties. Gasco will also agree to convey equivalent royalty interests to Mr. Bruner and Mr. Erickson, or either of them, in the event that it sells any of the property subject to the royalty interests, upon certain change of control events or upon the involuntary termination of either individual. Mr. Bruner and Mr. Erickson acquired these rights under a Trust Termination and Distribution Agreement, dated December 31, 2002, with respect to the Pannonian Employee Royalty Trust ("Royalty Trust"). The Royalty Trust had been established by Pannonian Energy, Inc. ("Pannonian") prior to Pannonian becoming a wholly owned subsidiary of Gasco, to provide additional compensation to the employees and founding directors of Pannonian, which included Mr. Bruner and Mr. Erickson, in the form of oil and gas interests. The terms of the Trust Termination and Distribution Agreement ("Termination Agreement") required Gasco to assign to the participants of the Royalty Trust overriding royalty interests that arise out of the production of oil and gas from certain properties as a result of future drilling. The transaction has been reviewed and approved by Gasco's Audit Committee. Mr. Erickson and Mr. Bruner have agreed in principle to the terms of this transaction with the disinterested members of Gasco's Board of Directors. The parties are currently finalizing the definitive agreements for this transaction and expect to complete the transaction within the next two weeks.

On October 20, 2004 (the "Issue Date"), the Company closed the private placement of $65 million in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011 (the "Notes") pursuant to an Indenture dated as of October 20, 2004 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The amount sold consisted of $45 million principal amount originally offered plus the exercise by the initial purchasers of their option to purchase an additional $20 million principal amount. The Notes were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

The Notes are convertible into Company Common Stock, $.0001 par value per share ("Common Stock"), at any time prior to maturity at a conversion rate of 250 shares of Common Stock per $1,000 principal amount of Notes (equivalent to a conversion price of $4.00 per share), which is subject to certain anti-dilution adjustments.

Interest on the Notes accrues from October 20, 2004 or the most recent interest payment date, and is payable in cash semi-annually in arrears on April 5th and October 5th of each year, commencing on April 5, 2005. Interest is payable to holders of record on March 15th and September 15th immediately preceding the related interest payment dates, and will be computed on the basis of a 360-day year consisting of twelve 30-day months.

The Company, at its option, may at any time on or after October 10, 2009, in whole, and from time to time in part, redeem the Notes on not less than 20 nor more than 60 days' prior notice mailed to the holders of the Notes, at a redemption price equal to 100% of the principal amount of Notes to be redeemed plus any accrued and unpaid interest to but not including the redemption date, if the closing price of the Common Stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30 trading-day period.

Upon a "change of control" (as defined in the Indenture), each holder of Notes can require the Company to repurchase all of that holder's notes 45 days after the Company gives notice of the change of control, at a repurchase price equal to 100% of the principal amount of Notes to be repurchased plus accrued and unpaid interest to, but not including, the repurchase date, plus a make-whole premium under certain circumstances described in the Indenture.

Pursuant to a Collateral Pledge and Security Agreement dated October 20, 2004, between the Company and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (the "Pledge Agreement"), the Company has pledged U. S.
government securities in an amount sufficient upon receipt of scheduled principal and interest payments with respect to such securities to provide for the payment of the first six scheduled interest payments on the Notes. Approximately $10.3 million of the net proceeds from the offering of Notes was used to acquire such U. S. government securities. The Notes are unsecured (except as described above) and unsubordinated obligations of the Company and rank on a parity (except as described above) in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness. The Notes effectively rank junior to any future secured indebtedness and junior the Company's subsidiaries' liabilities. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of the Company's securities or the incurrence of indebtedness.

Upon a continuing event of default, the trustee or the holders of 25% principal amount of a series of Notes may declare the Notes immediately due and payable, except that a default resulting from the Company's entry into a bankruptcy, insolvency or reorganization will automatically cause all Notes under the Indenture to become due and payable.

Immediately prior to and in connection with the closing of the offering of the Notes, the holders of the Company's 8.00% Convertible Debentures converted the entire $2.5 million principal amount thereof into 4,166,665 shares of Common Stock. In connection with the conversion, the Company paid the holders $270,247, representing 120% of the future interest payments under the Debentures through November 15, 2005.

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2003 and through the third quarter of 2004 due to factors such as reduced levels of gas storage, colder temperatures in the northeastern part of the country and decreased gas imports from Canada, have increased the profitability of the Company's drilling projects in this area. The increased drilling activity resulting from the higher oil and gas prices may also decrease the availability of drilling rigs and experienced personnel.

Recent Developments

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

General Terms of the Agreement:

     o Contract Area consists of Gasco's leasehold position in portions of Carbon, Duchesne and Uintah Counties, Utah.

     o Gasco can continue to independently develop its acreage subject to certain limitations and provisions of this agreement.

     o    Schlumberger   will  coordinate   certain   activities  under  Gasco's
          direction as operator of record.

     o Gasco has elected to fund approximately 30% of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

     o The Service Parties have undertaken to provide approximately 45% of the costs of each project bundle.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

Subsequent to September 30, 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle will commence upon completion of the first bundle, which is currently drilling its two final wells.

During the first nine months of 2004, the Company drilled eight gross wells and spudded two additional wells in the Riverbend area, which are part of the 10 well bundle contemplated by the agreements with the Service Parties, as described above. Five of these wells began producing during the third quarter and the remaining three wells began producing during October and November. The Company increased its drilling activities in this area by adding a second drilling rig in late April 2004 and anticipates drilling a total of 12 gross wells during 2004. The Company has also successfully recompleted four additional wells in this area and has identified three additional recompletion projects for the remainder of 2004.

During July 2004, the Company began construction on a ten-mile pipeline as part of a gathering system in the Riverbend area to create additional pipeline capacity for the Company's drilling projects in this area. This pipeline was completed in early November and currently gathers 100% of the Company's gas across the Riverbend Project. The estimated cost of this project is approximately $1,200,000.

On February 11, 2004, the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Proceeds to the Company, net of fees and expenses were approximately $20,070,000. The proceeds from this sale are being used for general corporate purposes including the acquisition of oil and natural gas assets and the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah.

On March 9, 2004, the Company completed the acquisition of additional working interests in six producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. During May 2004 an unrelated third party exercised its right to purchase 25% of the acquired properties at the acquisition price,which had the effect of reducing the purchase price to approximately $2,400,000 and reducing the Company's interest in the acquisition to 75%. The effective date of the acquisition was January 1, 2004 however; the net revenue from the producing wells during the period from January 1, 2004 through March 9, 2004 was recorded as a reduction to the purchase price.

In connection with the Service Parties agreements, described above, the Company completed a disposition of net profits interests between 18.75% and 25% in the 8 wells that have been drilled in the Riverbend area in Utah during 2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow third party investors to become a party to our service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells. These investors have the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

During the third quarter of 2004, the Company's Audit Committee, certain members of management and Deloitte & Touche LLP ("Deloitte"), the Company's prior independent registered public accounting firm, engaged in several discussions regarding whether Deloitte would continue to provide audit services to us. These discussions focused partly on Deloitte's increased staffing requirements for us and many of Deloitte's other clients, due in part to additional requirements of Rule 404 under the Securities Exchange Act of 1934 and other rules promulgated under the Sarbanes-Oxley Act. Deloitte indicated that it had to make a choice in the deployment of its resources. On September 8, 2004, Deloitte resigned as the Company's independent registered public accounting firm. On September 14, 2004, our Audit Committee engaged Hein & Associates LLP to serve as the Company's independent public accountants for the fiscal year 2004. The Audit Committee has decided to continue to retain Deloitte to advise the Company with respect to tax matters.

On October 11, 2004, the Board of Directors of Gasco, other than Mr. Erickson and Mr. Bruner, approved a transaction pursuant to which Marc Bruner, the chairman of Gasco's Board of Directors, and Mark Erickson, a director and President and Chief Executive Officer of Gasco, will transfer to Gasco their rights to receive certain overriding royalty interests in its properties in exchange for the grant to each of them of options to purchase 100,000 shares of Gasco common stock at the market price on the date of grant. Messrs. Bruner and Erickson subsequently agreed to transfer such rights to Gasco for no options or other consideration.

For each individual, these interests range between .06% and 0.6% of Gasco's working interest in certain of its Utah and Wyoming properties. Gasco will also agree to convey equivalent royalty interests to Mr. Bruner and Mr. Erickson, or either of them, in the event that it sells any of the property subject to the royalty interests, upon certain change of control events or upon the involuntary termination of either individual. Mr. Bruner and Mr. Erickson acquired these rights under a Trust Termination and Distribution Agreement, dated December 31, 2002, with respect to the Pannonian Employee Royalty Trust ("Royalty Trust"). The Royalty Trust had been established by Pannonian Energy, Inc. ("Pannonian") prior to Pannonian becoming a wholly owned subsidiary of Gasco, to provide additional compensation to the employees and founding directors of Pannonian, which included Mr. Bruner and Mr. Erickson, in the form of oil and gas interests. The terms of the Trust Termination and Distribution Agreement ("Termination Agreement") required Gasco to assign to the participants of the Royalty Trust overriding royalty interests that arise out of the production of oil and gas from certain properties as a result of future drilling. The transaction has been reviewed and approved by Gasco's Audit Committee. Mr. Erickson and Mr. Bruner have agreed in principle to the terms of this transaction with the disinterested members of Gasco's Board of Directors. The parties are currently finalizing the definitive agreements for this transaction and expect to complete the transaction within the next two weeks.

On October 20, 2004, the Company closed its previously announced private offering of $65 million 5.50% Convertible Senior Notes due 2011. The notes were issued at par. The principal amount of the notes reflects the exercise of the option by the initial purchasers to purchase up to an additional $20 million of the notes. Net proceeds from the private offering will be used to fund capital expenditures to develop oil and gas properties, working capital and general corporate purposes, which may include future acquisitions of interests in oil and gas properties.

The notes are convertible into Gasco common stock at a conversion rate of 250 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $4.00 per share), which is subject to certain adjustments. The Company will have a call option, pursuant to which it may redeem the securities, in part or in whole, on or after October 10, 2009, at 100% of the principal amount if the closing price of the common stock exceeds 130% of the conversion price, in accordance with conditions specified in the offering memorandum.

The notes were sold only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Neither the notes nor the shares of the Company's common stock into which they are convertible have been registered under the Securities Act of 1933, as amended, or any state securities laws, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes are eligible for trading in accordance with Rule 144A under the Securities Act of 1933.

Immediately prior to and in connection with the closing of the offering of the Notes, the holders of the Company's 8.00% Convertible Debentures converted the entire $2.5 million principal amount thereof into 4,166,665 shares of Common Stock. In connection with the conversion, the Company paid the holders $270,247, representing 120% of the future interest payments under the Debentures through November 15, 2005.

The Company has re-entered one of its wells in the Muddy Creek Project in the Greater Green River Basin Area in Wyoming. The well is currently producing and the Company has scheduled a multi-stage fracture stimulation program for this well during December. The Company is also considering several options for its properties in this area such as the farm-out or sale of some of its acreage and other similar type transactions.

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three and nine months ended September 30, 2004 and 2003. The Mcfe calculations assume a conversion of 6 Mcfs for each Bbl of oil.

                                 For the Three Months      For the Nine Months
                                 Ended September 30,       Ended September 30,
                                    2004       2003         2004         2003
                                 ----------   -------    --------       --------
Natural gas production (Mcf)      129,605     59,028      379,107       199,645
Average sales price per Mcf         $5.84      $4.30        $5.78        $ 4.44

Oil production (Bbl)                1,427        802        4,212         1,750
Average sales price per Bbl        $42.22     $27.52       $37.07       $ 28.35

Production (Mcfe)                 138,167     63,840      404,379       210,145

During the three and nine months ended September 30, 2004, the Company's oil and gas production increased by approximately 116% and 92%, respectively primarily due to the Company's drilling projects, completions, recompletions and the compressor installation that took place during 2003 as well as the Company's acquisition of additional interests in six wells in the Riverbend area as discussed above.

During 2004 Gasco's 2004 capital budget is approximately $13 million for the drilling, completion and pipeline connection of wells in the Riverbend Project. The Company contracted a second rig, which began drilling during April 2004. The Company anticipates drilling 12 gross wells during its 2004 drilling program using both of these rigs. The Company anticipates an overall increase in its compensation expense because it will have to hire additional personnel to manage the workload associated with its operational plan for 2004 and 2005. Management believes it has sufficient capital for the remainder of its 2004 operational budget. As a result of the Company's fund raising efforts during October, management has decided to search for a third drilling rig for its Utah operations.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the nine months ended September 30, 2004 and 2003.

                                                  For the Nine Months
                                                   Ended September 30,
                                            ------------------------------------
                                                 2004               2003
                                                 ----               ----

Net cash used in operations                  $ (1,721,213)     $ (1,908,027)
Net cash used in investing activities          (7,922,791)       (3,097,916)
Net cash provided by financing activities       20,326,716         3,395,573
Net increase (decrease) in cash                 10,682,712       (1,610,370)

Cash used in operations during 2004 and 2003 is primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the Company's producing wells. The decrease in cash used in operations during 2004 is primarily the result of the fluctuations in the Company's operating assets and liabilities due to the Company's increased drilling and completion activity partially offset by higher cash flow from operations due to increased revenue resulting from the increase in production discussed above. See further discussion under Results of Operations.

The Company's investing activities during 2004 and 2003 related primarily to the Company's development and exploration activities. These activities consisted of the Company's drilling projects in the Riverbend area, the construction of a ten-mile pipeline in this area and the costs associated with the Company's acreage in Wyoming and Utah. The investing activities during 2004 included the Company's property acquisition and the Company's disposition of a net profits interest in eight of its wells, both of which are described above.

Historically, the Company has relied on the sale of equity, farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities. The financing activity during 2003 consisted primarily of the sale of Series B Preferred Stock partially offset by the repayment of a $1,400,000 note payable. The financing activity during the first nine months of 2004 consisted primarily of the sale of 14,333,334 shares of common stock as further described above. The Company anticipates funding its working capital and budgeted capital expenditures for the remainder of 2004 and for 2005 with the proceeds of its October debt financing and from operating cash flows. The Company may also raise additional funds through the sale of debt or equity securities, farm-outs or other similar transactions to fund part of its 2005 budget.

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

Subsequent to September 30, 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle will commence upon completion of the first bundle, which is currently drilling its two final wells.

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

The Company's use of the funds from this transaction and its cash on hand include the following projects:

     - The March 9, 2004 acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for approximately $2,400,000 as adjusted for the exercise of the right of a third party to purchase 25% of such interests at the acquisition cost during May 2004.

     - The Company's planned expenditures of approximately $12,425,000 for the drilling, completion and pipeline connection of wells in this area.

     - The completion of a gathering system within the Riverbend Area at an estimated cost of approximately $1,200,000.

Management believes it has sufficient capital for the remainder of its 2004 operational budget. As a result of the Company's fund raising efforts during October, management has decided to search for a third drilling rig for its Utah operations.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its note payable, operating leases, employment contracts and consulting agreement for the periods specified as of September 30, 2004.


                                                            Payments due by Period
Contractual Obligations             Total          1 year        2-3 years         4-5 years  After 5 years

Convertible Debentures         $2,500,000          $    -        $ 525,000       $ 1,975,000     $     -
Interest on Convertible
   Debentures                     800,167         200,000          373,750           226,417           -
Operating Lease - office
  Space                            40,953          40,953                -                 -           -
Employment Contracts              626,667         470,000          156,667                 -           -
Consulting Agreement              160,000         120,000           40,000                 -           -
                                 --------       ---------       ----------       -----------      --------
Total Contractual Cash
  Obligations                  $4,127,787       $ 830,953       $1,095,417       $ 2,201,417      $    -
                               ==========       =========       ==========       ===========       =======

The Debentures in the table above were converted into 4,166,665 shares of common stock during October 2004.

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

Results of Operations

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                                                     For the Nine
                                   For the Three Months              Months Ended
                                    Ended September 30,              September 30,
                                    2004          2003             2004            2003

    Natural gas production (Mcf)   129,605        59,028          379,107        199,645
    Average sales price per Mcf     $ 5.84        $ 4.30           $ 5.78          $4.44
    Oil production (Bbl)             1,427           802            4,212          1,750
    Average sales price per Bbl    $ 42.22       $ 27.52          $ 37.07        $ 28.35
    Production (Mcfe)              138,167        63,840          404,379        210,145
    Expenses per Mcfe:
       Lease operating              $ 1.30        $ 1.63           $ 1.47         $ 1.34
       Depletion and impairment     $ 2.05        $ 1.96           $ 1.94         $ 1.90


The Third Quarter of 2004 compared to the Third Quarter of 2003

Oil and gas revenue increased $540,224 during the third quarter of 2004 compared with the third quarter of 2003 due to an increase in gas production of 70,577 Mcf and an increase in oil production of 625 bbls during the third quarter of 2004 combined with an increase in the average gas and oil prices of $1.54 per Mcf and $14.70 per bbl during the third quarter of 2004. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2003 and 2004, the compressor installation during February 2003 and the acquisition of additional working interests in six wells in March 2004.

Interest income increased $39,663 from 2003 to 2004 primarily due to higher average cash and cash equivalent balances during 2004 relating primarily to the Company's stock offering during February 2004.

General and administrative expense increased by $185,502 during 2004 as compared with 2003, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $55,000 in legal and consulting fees associated with the Company's property and financing transactions during the first nine months of 2004, $108,000 in stock based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants, and approximately $22,000 in costs related to increased shareholder communications relating to the Company's expanded operational activity. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Lease operating expense increased by $75,157, during the third quarter of 2004, primarily due to increased operating costs and production taxes relating to the increased production discussed above.

Depletion, depreciation and amortization expense during 2004 is comprised of $263,000 of depletion expense related to the Company's proved oil and gas properties, $15,735 of depreciation expense related to the Company's furniture, fixtures and other assets and $4,787 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2003 consists of $108,000 of depletion expense, $13,596 of depreciation expense and $3,352 of accretion expense. The increase in depletion expense during 2004 as compared with 2003 is due primarily to the increase in production resulting from the Company's increased drilling and completion activity as well as the property acquisition discussed above.

Interest expense during 2004 consists of $68,509 of interest expense related to the Company's outstanding Debentures. The interest expense during 2003 consists of the interest incurred on an outstanding note payable that was repaid during February 2004.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The comparisons for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 are consistent with those discussed in the third quarter of 2004 compared to the third quarter of 2003 except as discussed below.

Interest expense during 2004 consists of $203,070 of interest expense related to the Company's outstanding Debentures and $25,746 of interest expense related to the Company's litigation settlement described in Note 10 of the accompanying financial statements. The interest expense during 2003 represents the interest incurred on the Company's outstanding note payable, which was repaid during February 2003.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3 -  Defaults Upon Senior Securities

          None.

Item 4 -  Submission of Matters to a Vote of Security Holders

          None.

Item 5 -  Other Information

          None.

Item 6 - Exhibits


         Exhibit Number                          Exhibit

          2.1 Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 9, 2004, filed on March 15, 2004).

          2.2 Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit
               2.1 of the Company's Current Report on Form 8-K filed September 7, 2004).

          2.3 Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 7, 2004.

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

          3.3  Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.4 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002).

          3.4  Certificate   of  Designation   for  Series  B  Preferred   Stock
               (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-104592).

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

          4.8 Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004).

          4.9 Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004).

          *4.10Registration  Rights  Agreement  dated  October 20,  2004,  among
               Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc.

          *31  Rule 13a-14(a)/15d-14(a) Certifications.

          *32  Section 1350 Certifications

               * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GASCO ENERGY, INC.



Date:  November 12, 2004             By:  /s/ W. King Grant
                                     -----------------------------------------
                                     W. King Grant, Executive Vice President
                                     Principal Financial and Accounting Officer

                               INDEX TO EXHIBITS


      Exhibit Number                          Exhibit

          2.1 Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 9, 2004, filed on March 15, 2004).

          2.2 Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit
               2.1 of the Company's Current Report on Form 8-K filed September 7, 2004).

          2.3 Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 7, 2004.

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

          3.3  Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.4 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002).

          3.4  Certificate   of  Designation   for  Series  B  Preferred   Stock
               (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-104592).

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

          4.8 Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004).

          4.9 Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004).

          *4.10Registration  Rights  Agreement  dated  October 20,  2004,  among
               Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc.

          *31  Rule 13a-14(a)/15d-14(a) Certifications.

          *32  Section 1350 Certifications

               * Filed herewith.