Form 10-K
period 2004-12-31
GASCO ENERGY INC
filed 2005-03-16
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the fiscal Year Ended December 31, 2004

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

      Title of each class              Name of each exchange on which registered
COMMON STOCK, $0.0001 PAR VALUE               AMERICAN STOCK EXCHANGE

      Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

As of June 30, 2004, approximately 45,344,954 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $88,422,660. As of March 15, 2005, approximately 70,517,209 Common Stock, par value $0.0001 per share were outstanding.

                      Documents incorporated by reference:

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2005 annual meeting of stockholders to be filed within 120 days after December 31, 2004.

                                Table of Contents

                                     Part I

Item 1.  Description of Business...............................................2
              Business of Gasco................................................2
              History..........................................................2
              Acquisition, Exploration and Development Expenses................3
              Principal Products or Services and Markets.......................3
              Competitive Business Conditions, Competitive Position in the
                 Industry and Methods of Competition...........................3
              Governmental Regulations and Environmental Laws..................4
              Number of Total Employees and Number of Full-Time Employees......5
              Risk Factors.....................................................6
              Cautionary Statement Regarding Forward-Looking Statements.......17

Item 2.  Description of Property..............................................18
              Petroleum and Natural Gas Properties............................18
              Company Reserve Estimates.......................................21
              Volumes, Prices and Operating Expenses..........................22
              Development, Exploration and Acquisition Capital Expenditures...22
              Productive Gas Wells............................................23
              Oil and Gas Acreage.............................................23
              Drilling Activity...............................................25
              Office Space....................................................25

Item 3.  Legal Proceedings....................................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

                               Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............26
              Equity Compensation Plans.......................................26
              Securities Transactions.........................................28

Item 6.  Selected Financial Data..............................................29

Item 7.  Management's Discussion and Analysis.................................29
              Forward Looking Statements......................................29
              Overview........................................................29
              Liquidity and Capital Resources.................................31
              Capital Budget..................................................33
              Schedule of Contractual Obligations.............................34
              Critical Accounting Policies and Estimates......................35
              Results of Operations...........................................37
              Recent Accounting Pronouncements................................39

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........41

Item 8.   Financial Statements................................................42

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................75

Item 9A.  Controls and Procedures.............................................75

Item 9B.  Other Information...................................................76

                              Part III

Item 10.  Directors and Executive Officers of the Registrant..................77

Item 11.  Executive Compensation..............................................77

Item 12.  Security Ownership of Certain Beneficial Owners and Management......77

Item 13.  Certain Relationships and Related Transactions......................77

Item 14.  Principal Accountant Fees and Services..............................77

Item 15.  Exhibits and Financial Statement Schedules..........................77

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business of Gasco

Gasco Energy, Inc. ("Gasco" or "the Company") is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. "Our", "we", and "us" as used in this annual report, also refer to Gasco Energy, Inc. The Company's principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation prospects in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations.

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

In February 2001, a subsidiary of the Company merged with Gasco Production Company (formerly know as Pannonian Energy, Inc.) ("GPC"), a private corporation incorporated under the laws of the State of Delaware. GPC was an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States. Prior to closing of the merger GPC divested itself of all assets not associated with its "Riverbend" area of interest (the "non-Riverbend assets"). The "spin-offs" were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The non-Riverbend assets located outside of the United States were held by Pannonian International Ltd. ("PIL"), the shares of which were distributed to the GPC stockholders. The net book value of PIL as of the date of distribution was approximately $174,000.

Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital stock on completion of the transaction contemplated by the GPC Agreement.

Upon completion of the transaction, GPC became a wholly owned subsidiary of the Company. However, since this transaction resulted in the existing shareholders of GPC acquiring control of the Company, for financial reporting purposes the business combination is accounted for as a reverse acquisition with GPC as the accounting acquirer. All information presented for periods prior to March 30, 2001 represents the historical information of GPC.

Acquisition, Exploration and Development Expenses

During the year ended December 31, 2004 the Company entered into agreements with third party service providers and investors who contributed approximately 70% of the cost of developing designated wells. During 2004, the Company completed a property acquisition of additional working interests in six producing wells and certain acreage and gathering system assets for a net purchase price of approximately $2,400,000, acquired approximately 16,000 net acres in Uinta and Duchesne Counties Utah for approximately $3,432,000 and spent $18,441,782 in development and exploration activities. During the year ended December 31, 2003, the Company spent $5,283,426 in development and exploration activities. During the year ended December 31, 2002, the Company spent $32,962,855, including the issuance of 9,500,000 shares of common stock valued at $18,525,000, in the acquisition of additional leases and in the development and exploitation of the properties subject to these leases. During 2004, the Company also completed the expansion of a gathering system located in Uinta County Utah that currently gathers approximately 97% of the Company's gas production in this area. As of December 31, 2004, the Company held working interests in 266,886 gross acres (136,922 net acres) located in Utah, Wyoming and California. As of December 31, 2004, the Company held an interest in 21 gross (7.1 net to the Company's interest) producing gas wells and 3 gross (1.6 net) shut-in gas wells located on these properties. As of March 15, 2005 the Company operates 25 wells, of which 23 are currently producing. See "Item 2 - Description of Properties".

Principal Products or Services and Markets

Gasco focuses its exploitation activities on locating natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company's sales have been to a few customers. However, Gasco is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser would not materially affect the Company's business because there are numerous other purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2004, 2003 and 2002, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

                                        Percent of Production Purchased
                                        For the Year Ended December 31,
                               ------------------------------------------------
                                    2004            2003            2002
                                    ----            ----            ----

      ConocoPhillips Company        93%              93%            98%


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

Management anticipates a competitive market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in Gasco's areas of exploration may have a significant adverse impact on the timing and profitability of Gasco's operations. In addition, as discussed under Risk Factors, Gasco will be required to obtain drilling and right of way permits for its wells, and there is no assurance that such permits will be available timely or at all.

The prices of the Company's products are controlled by domestic and world markets. However, competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Gasco, and ventures in which it participates, are relatively small compared to other petroleum and natural gas exploration companies. As a result, it may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of the oil or natural gas it produces.

Governmental Regulations and Environmental Laws

We are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, result in capital expenditures to limit or prevent emissions or discharges, and place restrictions on the management of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Any changes in environmental laws and regulations that result in more stringent and costly waste handling, disposal or cleanup requirements could have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as "CERCLA" or "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Under CERCLA, these "responsible persons" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. We also may incur liability under the Resource Conservation and Recovery Act, also known as "RCRA", which imposes requirements relating to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy," in the course of our operations, we may generate ordinary industrial wastes, including paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous waste.

We currently own or lease, and have in the past owned or leased, properties that for a number of years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties may have been operated by third parties whose disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial operations to prevent future contamination.

The Federal Water Pollution Control Act of 1972, as amended, also known as the "Clean Water Act" and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into state or federal waters. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. The Clean Water Act provides civil and criminal penalties for any discharge of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill.

The Clean Air Act, as amended ("CAA"), restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of toxic air pollutants are being developed by the EPA, and may increase the costs of compliance for some facilities.

Under the National Environmental Policy Act ("NEPA"), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement, also known as an "EIS," before issuing a permit that may significantly affect the quality of the environment. We are currently in negotiations with the U.S. Bureau of Land Management or "BLM" regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. We expect that the EIS will take approximately 18 to 24 months to complete, at an estimated cost to us of about $500,000. Until the EIS is completed and issued by the BLM, we will be limited in the number of oil and gas wells that we can drill in the areas undergoing EIS review. While we do not expect that the EIS process will result in a significant curtailment in future oil and gas production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

Number of Total Employees and Number of Full-Time Employees

As of March 15, 2005, Gasco had thirteen full-time employees.

Risk Factors

Due to the nature of the Company's business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to Gasco's operations:

We have incurred losses since our inception and will continue to incur losses in the future.

To date our operations have not generated sufficient operating cash flows to provide working capital for our ongoing overhead, the funding of our lease acquisitions and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop any prospects that we have or acquire and we may not achieve profitability from operations in the near future or at all.

During the years ended December 31, 2004 and 2003, we incurred a net loss of $4,205,830 and $2,526,525, respectively. As of December 31, 2004, we had an accumulated deficit of $29,497,591. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock, our ability to raise additional capital and our ability to continue as a going concern.

The volatility of natural gas and oil prices could have a material adverse effect on our business.

A sharp decline in the price of natural gas and oil prices would result in a commensurate reduction in our income from the production of oil and gas. In the event prices fall substantially, we may not be able to realize a profit from our production and would continue to operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. Among the factors that can cause the price volatility are:

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

          o    the price and availability of alternative fuels.

          o    acts of war, terrorism or vandalism; and

          o    market manipulation.

All of our production is currently located in, and all of our future production is anticipated to be located in, the Rocky Mountain Region of the United States. The gas prices that we and other operators in the Rocky Mountain region have received and are currently receiving are at a discount to gas prices in other parts of the country. Factors that can cause price volatility for crude oil and natural gas within this region are:

          o the availability of gathering systems with sufficient capacity to handle local production;

          o    seasonal fluctuations in local demand for production;

          o    local and national gas storage capacity;

          o    interstate pipeline capacity; and

          o the availability and cost of gas transportation facilities from the Rocky Mountain region.

In addition, because of our size we do not own or lease firm capacity on any interstate pipelines. As a result, our transportation costs are particularly subject to short-term fluctuations in the availability of transportation facilities. Our management believes that the steep discount in the prices it receives may be due to pipeline constraints out of the region, but there is no assurance that increased capacity will improve the prices to levels seen in other parts of the country in the future. Even if we acquire additional pipeline capacity, conditions may not improve due to other factors listed above.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

Our oil and gas reserve information is estimated and may not reflect our actual reserves.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

          o    the quality and quantity of available data;

          o    the interpretation of that data;

          o    the accuracy of various mandated economic assumptions; and

o        the judgment of the persons preparing the estimate.

The proved reserve information as of December 31, 2004, included herein is based on estimates prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells had been producing less than three years as of December 31, 2004, their production history was relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine our estimates of proved reserves. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing gas and oil prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

It should not be assumed that the present value of future net cash flows included herein is the current market value of our estimated proved gas and oil reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

Future changes in commodity prices or our estimates and operational developments may result in impairment charges to our reserves.

We may be required to write down the carrying value of our gas and oil properties when gas and oil prices are low or if there is substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.

We follow the full cost method of accounting, under which, capitalized gas and oil property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas and oil reserves plus the cost, or estimated fair value, if lower of unproved properties.

Should capitalized costs exceed this ceiling, an impairment would be recognized. The present value of estimated future net revenues is computed by applying current prices of gas and oil to estimated future production of proved gas and oil reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Once an impairment of gas and oil properties is recognized, it is not reversible at a later date even if oil or gas prices increase.

The development of oil and gas properties involves substantial risks that may result in a total loss of investment.

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

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

We may not be able to obtain adequate financing to continue our operations.

We have relied in the past primarily on the sale of equity capital and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and related leases. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further exploration and development of our prospects with the possible loss of our properties.

We will require significant additional capital to fund our future activities and to service current and any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for our oil and gas exploration and production activities and our obligations under various agreements with third parties relating to exploration and development of certain prospects. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our ability to continue as a going concern.

We compete with larger companies in acquiring properties and operating and drilling services.

Our natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators with greater financial resources. We do not believe that our competitive position in the petroleum and natural gas industry will be significant.

We anticipate a competitive market for obtaining drilling rigs and services, and the manpower to operate them. The current high level of drilling activity in our areas of exploration may have a significant adverse impact on the timing and profitability of our operations. In addition, we are required to obtain drilling and right of way permits for our wells, and there is no assurance that such permits will be available on a timely basis or at all.

We may suffer losses or incur liability for events that we or the operator of a property have chosen not to insure against.

Although management believes the operator of any property in which we may acquire interests will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, we may suffer losses from uninsurable hazards or from hazards, which we or the operator have chosen not to insure against because of high premium costs or other reasons. We may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our financial position.

We may incur losses as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property that we have purchased reveals a petroleum and natural gas lease that has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such petroleum and natural gas lease or leases would be lost.

It is our practice, in acquiring petroleum and natural gas leases, or undivided interests in petroleum and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of petroleum and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.

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

Our ability to market the oil and gas that we produce is essential to our business.

Several factors beyond our control may adversely affect our ability to market the oil and gas that we discover. These factors include the proximity, capacity and availability of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas at prices that would result in an adequate return on our invested capital. For example, we currently distribute the gas that we produce through a single pipeline. If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce.

We could become subject to certain Questar Pipeline Company Gas Requirements.

We currently deliver all of our gathered gas into a Questar Pipeline Company ("Questar") main line transportation system. Questar is currently evaluating their gas quality requirements to transport gas on their system. These requirements could and most likely, would be imposed on all companies delivering gas into their main line. If Questar should require companies to meet more strict quality requirements, there is no assurance that we could meet the new requirements in the short term future. It is possible that we would need to make significant capital expenditures to meet the new gas quality requirements and/or to transport our gas. During this process and/or adding new transportation facilities, our production could be severely curtailed or even shut -in completely.

Environmental costs and liabilities and changing environmental regulation could materially affect our cash flow

Our operations are subject to stringent federal, state and local laws and regulations relating to environmental protection. These laws and regulations may require the acquisition of permits or other governmental approvals, limit or prohibit our operations on environmentally sensitive lands, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may delay or prevent our operations. Any stringent changes to these environmental laws and regulations may result in increased costs to us with respect to the disposal of wastes, the performance of remedial activities, and the incurrence of capital expenditures. Please read "Governmental Regulations and Environmental Laws," above.

We are subject to complex governmental regulations which may adversely affect the cost of our business.

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. We may be required to make large expenditures to comply with these regulatory requirements. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase our cost of doing business and, consequently, adversely affect our profitability. A major risk inherent in drilling is the need to obtain drilling and right of way permits from local authorities. Delays in obtaining drilling and/or right of way permits, the failure to obtain a drilling and/or right of way permit for a well or a permit with unreasonable conditions or costs could have a materially adverse effect on our ability to effectively develop our properties.

Our competitors may have greater resources which could enable them to pay a higher price for properties and to better withstand periods of low market prices for hydrocarbons.

The petroleum and natural gas industry is intensely competitive, and we compete with other companies, which have greater resources. Many of these companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Because our reserves and production are concentrated in a small number of properties, production problems or significant changes in reserve estimates related to any property could have a material impact on our business.

Our current reserves and production primarily come from producing properties in Utah and Wyoming. If mechanical problems, depletion or other events reduced a substantial portion of the production, our cash flows would be adversely affected. If the actual reserves associated with our fields are less than our estimated reserves, our results of operations and financial condition could be adversely affected.

Financial difficulties encountered by our partners or third-party operators could adversely affect the exploration and development of our prospects.

Liquidity and cash flow problems encountered by our partners or the co-owners of our properties may prevent or delay the drilling of a well or the development of a project. Our partners and working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out partner, we would have to find a new farm-out partner or obtain alternative funding in order to complete the exploration and development of the prospects subject to the farm-out agreement. In the case of a working interest owner, we could be required to pay the working interest owner's share of the project costs. We cannot assure you that we would be able to obtain the capital necessary to fund either of these contingencies or that we would be able to find a new farm-out partner.

Shortages of supplies, equipment and personnel may adversely affect our operations.

Our ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel. The oil and gas industry is cyclical and experiences periodic shortages of drilling rigs, supplies and experienced personnel. Shortages can delay operations and materially increase operating and capital costs.

Hedging our production may result in losses.

We currently have no hedging agreements in place. However, we may in the future enter into arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. We may enter into oil and gas hedging contracts in order to increase credit availability. Hedging will expose us to risk of financial loss in some circumstances, including if:

          o    production is less than expected;

          o    the other party to the contract defaults on its obligations; or

          o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, hedging may limit the benefit we would otherwise receive from increases in the prices of oil and gas. Further, if we do not engage in hedging, we may be more adversely affected by changes in oil and gas prices than our competitors who engage in hedging.

Our success depends on our key management personnel, the loss of any of whom could disrupt our business.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. The loss of services of any of our key managers could have a material adverse effect on our business. We have not obtained "key man" insurance for any of our management. Mr. Erickson is the Chief Executive Officer and Mr. Decker is an Executive Vice President and Chief Operating Officer of Gasco. The loss of their services may adversely affect our business and prospects.

Our officers and directors are engaged in other businesses which may result in conflicts of interest

Certain of our officers and directors also serve as directors of other companies or have significant shareholdings in other companies. For example, our chairman, Marc A. Bruner, is the largest shareholder and Chairman of the Advisory Committee of Galaxy Energy Corporation. As Advisory Committee Chairman, Mr. Bruner is involved in identifying and acquiring large land packages for exploitation and development by Galaxy. In addition, another of our directors,
C. Tony Lotito, is Executive Vice President, Chief Financial Officer, Treasurer and Director of Galaxy.

To the extent that such other companies participate in ventures in which we may participate, or compete for prospects or financial resources with us, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, our directors are required to act honestly and in good faith with a view to the best interests of Gasco. In determining whether or not we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which we may be exposed and its financial position at that time.

It may be difficult to enforce judgments predicated on the federal securities laws on some of our board members who are not U.S. residents.

Two of our directors reside outside the United States and maintain a substantial portion of their assets outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against our directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

Risks Related to Our Common Stock

Our common stock has experienced, and may continue to experience, price volatility and a low trading volume.

The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

          o    the results of our exploratory drilling;

          o    trends in our industry and the markets in which we operate;

          o    changes in the market price of the commodities we sell;

          o changes in financial estimates and recommendations by securities analysts;

          o    acquisitions and financings;

          o    quarterly variations in operating results;

          o the operating and stock price performance of other companies that investors may deem comparable; and

          o    purchases or sales of blocks of our common stock.

This volatility may adversely affect the price of our common stock regardless of our operating performance.

Shares eligible for future sale may cause the market price for our common stock to drop significantly, even if our business is doing well.

If our existing shareholders sell our common stock in the market following this offering, or if there is a perception that significant sales may occur, the market price of our common stock could drop significantly. In such case, our ability to raise additional capital in the financial markets at a time and price favorable to us might be impaired. In addition, our board of directors has the authority to issue additional shares of our authorized but unissued common stock without the approval of our shareholders. Additional issuance of common stock would dilute the ownership percentage of existing shareholders and may dilute the earnings per share of our common stock. As of December 31, 2004, we had 70,517,209 shares of common stock issued and outstanding. As of such date, there were 8,460,678 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock ("Preferred Stock"). Additional options may be granted to purchase 3,825,721 shares of common stock under our stock option plan and an additional 179,150 shares of common stock are issuable under our restricted stock plan. As of December 31 of each year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to approximately 86,767,209 shares (this number assumes no exercise of the options or rights described above or conversion of the Preferred Stock).

We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future.

We have not in the past paid, and do not anticipate paying in the foreseeable future, cash dividends on our common stock. Any future decision to pay a dividend and the amount of any dividend paid, if permitted, will be made at the discretion of our board of directors.

We have anti-takeover provisions in our certificate of incorporation and by-laws that may discourage a change of control.

Our articles of incorporation and bylaws contain several provisions that could delay or make more difficult the acquisition of us through a hostile tender offer, open market purchases, proxy contest, merger or other takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price of our common stock.

Under the terms of our articles of incorporation and as permitted under Nevada law, we have elected not to be subject to Nevada's anti-takeover law. This law provides that specified persons who, together with affiliates and associates, own, or within three years did own, 15% or more of the outstanding voting stock of a corporation could not engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested stockholder. With the approval of our stockholders, we may amend our articles of incorporation in the future to become governed by the anti-takeover law. This provision would then have an anti-takeover effect for transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock.

Available Information

Our Internet website is http://www.gascoenergy.com and you may access, free of charge, through the Investor Relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

              CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Some of the information in this annual report, contains forward-looking statements within the meanings of Section 27A of the Securities Act of 1933. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe" or "continue" or the negative thereof or similar terminology. They include statements regarding our:

          o    financial position;

          o    business strategy;

          o    budgets;

          o    amount, nature and timing of capital expenditures;

          o    estimated reserves of natural gas and oil;

          o    drilling of wells;

          o    acquisition and development of oil and gas properties;

          o    timing and amount of future production of natural gas and oil;

          o    operating costs and other expenses; and

          o    cash flow and anticipated liquidity.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under "Risk Factors" and include:

          o    our ability to generate sufficient cash flow to operate;

          o    the lack of liquidity of our common stock;

          o    the risks associated with exploration;

          o    natural gas and oil price volatility;

          o    the fluctuation in the demand for natural gas and oil;

          o uncertainties in the projection of future rates of production and timing of development expenditures;

          o    operating hazards attendant to the natural gas and oil business;

          o downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

          o potential mechanical failure or under-performance of significant wells;

          o    climatic conditions;

          o    availability and cost of material and equipment;

          o    delays in anticipated start-up dates;

          o    actions or inactions of third-party operators of our properties;

          o    our ability to find and retain skilled personnel;

          o    availability of capital;

          o    the strength and financial resources of our competitors;

          o    regulatory developments;

          o    environmental risks; and

          o    general economic conditions.

Any of the factors listed above and other factors contained in this annual report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this annual report. Our forward-looking statements speak only as of the date made.

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2003 and 2004 due to factors such as inventory levels of gas storage, different temperatures in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The increased drilling activity resulting from the higher oil and gas prices have decreased the availability of drilling rigs and experienced personnel in this area and my continue to do so.

         Riverbend Project

The Riverbend Project comprises approximately 134,963 gross acres in the Uinta Basin of northeastern Utah, of which Gasco hold interests in approximately 68,615 net acres as of December 31, 2004. The Company can also earn interests in approximately 2,685 gross acres in this area under farm-out and other agreements. The Company's engineering and geologic focus is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations.

On January 20, 2004 the Company entered into agreements, which were subsequently amended in July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin.

Gasco has agreed that the Service Parties, which includes Schlumberger Oilfield Services, will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement initially provided for the group to develop a bundle of 10 wells during 2004 using a single rig. Thereafter, drilling was accelerated with the use of an additional rig.

General Terms of the Agreement:

          o Contract Area consists of Gasco's leasehold position in portions of Carbon,Duchesne and Uintah Counties, Utah.

          o Gasco is permitted to independently develop its acreage subject to certain limitations and provisions of the agreement.

          o Schlumberger will coordinate most operational activities under Gasco's direction as operator of record.

          o Gasco has elected to fund approximately 30% of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

          o The Service Parties have undertaken to provide approximately 45% of the costs of each project bundle in return for a net profits interest in each bundle proportionate to their costs contributed.

          o A third party investor, who also became a party to the Agreement, has undertaken to provide approximately 25% of the costs of each project bundle in return for a net profits interest in each bundle proportionate to its costs contributed.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

In connection with the Service Parties agreements, the Company completed a disposition of net profits interests of between 18.75% and 25% in the 8 wells that have been drilled in the Riverbend area in Utah during 2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow the third party investor to become a party to our service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells completed as of such date. This investor has the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

During the fourth quarter of 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced late in 2004. The Company's capital budget for this area during 2005 is anticipated to be $38,000,000 for the drilling of 20 wells in this area.

During the year ended December 31, 2004, the Company spudded twelve wells in the Riverbend area, which are part of the first and second ten well bundles contemplated by the agreements with the Service Parties and investor, as described above. As of March 15, 2005, all of these wells are producing. The Company increased its drilling activity in the Riverbend area during 2004 by adding a second drilling rig during April 2004 and by adding a third drilling rig during December 2004. The Company also successfully recompleted one additional well in this area during 2004.

During  December 2004, the Company  completed the  acquisition of  approximately
16,000 net acres in the Riverbend Area for a purchase price of approximately $3,432,000. Pursuant to an existing contract, an unrelated third party had the right to purchase 25% of the acquired acreage at a price equal to 25% of the purchase price. This right was exercised by the third party during January 2005 which had the effect of reducing the Company's interest in the acquired acreage to 12,000 net acres and reducing the purchase price of the acquisition to approximately $2,575,000.

During July 2004, the Company began construction on an additional ten-mile pipeline as part of the gathering system in the Riverbend area to create additional pipeline capacity for the Company's drilling projects in this area. This pipeline was completed in early November and currently gathers approximately 97% of the Company's gas across the Riverbend Project.

On March 9, 2004, the Company completed the acquisition of additional working interests in six producing wells, 13,062 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $3,175,000. During May 2004 an unrelated third party exercised its right to purchase 25% of the acquired properties at the acquisition price, which had the effect of reducing the purchase price to approximately $2,400,000 and reducing the Company's interest in the acquisition to 75%. The effective date of the acquisition was January 1, 2004; however, the net revenue from the producing wells during the period from January 1, 2004 through March 9, 2004 was recorded as a reduction to the purchase price.

During October 2003, the Company completed a transaction in which it settled an outstanding amount owed of $1,606,982 to an oilservice provider arising from drilling and completion expenditures on five Gasco-operated wells, by paying the provider $400,000 in cash and conveying to the provider a portion of its interests in two Riverbend wells. Subsequent to the transaction, the Company retained a 30% working interest in the two subject wells and the ownership in remaining three wells is unchanged.

         Greater Green River Basin Project

As of December 31, 2004, the Company has a leasehold interest in approximately 128,055 gross acres and 65,666 net acres in this area. The Company holds an operated interest in five nonproducing wells in this area and an operated interest in one producing well in this area. Additionally, the Company owns a non-operated interest in two producing wells in this area. During 2004, the Company re-entered a previously drilled well in this area which began producing from one zone which is currently shut-in.

The Company is currently considering additional options for this area such as the farm-out of some of our acreage and other similar type transactions.

During 2003, the Company impaired certain of its unproved acreage in Wyoming by reclassifying $1,725,000 of costs associated with this acreage into the full cost pool. The impairment represented the cost of certain of the Company's acreage that the Company no longer considered prospective. These costs became subject to amortization during the fourth quarter of 2003.

         Southern California Project

The Company has a leasehold interest in approximately 3,868 gross acres (2,641 net acres) in Kern and San Luis Obispo Counties of Southern California. The Company itself has no drilling or development plans for this acreage during 2005 and plans to continue paying leasehold rentals and other minimum geological expenses to preserve the Company's acreage positions on these prospects. The Company is actively pursuing a partner to test this acreage for hydrocarbon potential.

Company Reserve Estimates

The following table summarizes the Company's estimated reserve data as of December 31, 2004, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of future net cash flows is based on prices at December 31, 2004 of $5.56 per Mcf of gas and $42.25 per bbl of oil. All of the Company's proved reserves are located within the state of Utah.


               Proved Reserve Quantities         Present Value of Future Net Cash Flows
                                                Proved            Proved
               Mcf of Gas    Bbls of Oil       Undeveloped       Developed         Total

   Total       39,700,156       274,074      $ 17,592,000     $ 14,709,600    $ 32,301,600
              ===========      ========      =============    =============    ============

Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. A decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in the Company's December 31, 2004 present value of future net cash flows of approximately $2,083,000.

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

                                          For the Years Ended December 31,
                                     ------------------------------------------
                                       2004             2003         2002
                                     ------------    ----------- --------------

     Natural gas production (Mcf)        505,967        257,035         66,444
     Average sales price per Mcf           $5.79          $4.69         $ 2.47
     Oil production (Bbl)                  5,080          1,988              -
     Average sales price per Bbl          $38.43         $28.52              -
     Expenses per Mcfe:
        Lease operating                    $1.19          $1.25         $ 1.80
        General and administrative         $7.81         $10.48        $ 76.46
        Depletion and impairment           $2.06          $2.06         $ 9.73


Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2004, the Company spent $23,462,908 in development and exploration activities, including a property acquisition for a net purchase price of approximately $2,400,000 and an acreage acquisition in the Riverbend Area for approximately $3,432,000. Pursuant to an existing contract, an unrelated third party had the right to purchase 25% of the acquired acreage at a price equal to 25% of the purchase price. This right was exercised by the third party during January 2005 which had the effect of reducing the Company's purchase price of the acquisition to approximately $2,575,000. During the year ended December 31, 2003, the Company spent $5,283,426 in development and exploration activities. During the year ended December 31, 2002, the Company spent $32,962,855, including the issuance of 9,500,000 shares of common stock valued at $18,525,000, in the acquisition of additional leases and in the development and exploitation of the properties subject to these leases. As of December 31, 2004, the Company held working interests in 266,886 gross acres (136,922 net acres) located in Utah, Wyoming and California. As of December 31,

2004, the Company held an interest in 21 gross (7.1 net to Gasco's interest) producing gas wells and 3 gross (1.6 net) shut-in gas wells located on these properties.

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                                    For the Years Ended December 31,
                                                       -----------------------------------------------------------
                                                              2004                 2003               2002
                                                       -------------------  ------------------- ------------------
Property acquisition costs:
   Unproved                                                   $ 5,021,126            $ 667,557        $22,324,547
   Proved                                                        723,9012                  --                  --
Exploration costs (a)                                             216,165              396,967          3,319,124
Development costs                                             17,501,7162           4,218,9022          7,319,184
                                                              -----------           ----------         ----------
     Total excluding asset retirement obligation               23,462,908            5,283,426         32,962,855
                                                               ==========            =========         ==========
     Total including asset retirement obligation              $23,398,559          $ 5,398,678       $ 32,962,855
                                                              ===========           ==========        ===========

(a) Includes seismic data acquisitions of $850,000 during the year ended December 31, 2002.

Productive Gas Wells

The following summarizes the Company's productive and shut-in gas wells as of December 31, 2004. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                           Productive Gas Wells
                                      Gross                       Net

          Producing gas wells           21                          7.1
          Shut-in gas wells              3                          1.3
                                        --                          ---
                                        24                          8.4
                                        ==                          ===

The Company operates all of the above producing wells and one of the shut-in wells. The remaining two shut-in wells are located in Sublette County Wyoming and were drilled and are operated by Burlington Oil & Gas, L.P.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of December 31, 2004. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.

                                    Undeveloped Acres                          Developed Acres
                             --------------------------------          --------------------------------
                                 Gross               Net                  Gross                Net

     Utah                          134,963            68,615                 880               344
     Wyoming                       128,055            65,666                 320                68
     California                      3,868             2,641                   -                 -
                                   --------         ---------              ------             -----

         Total acres               266,886           136,922               1,200               412
                                  =========         =========              ======             =====

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years. The Company's acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage.

                  Expiring in 2005     Expiring in 2006     Expiring in 2007
                  Gross       Net       Gross      Net      Gross        Net

   Utah           5,268      1,670      10,609    5,144      8,861      3,582
   Wyoming       38,543     23,283       8,352    4,492      4,644      3,628
   California       777        433           -        -          -          -
                 ------     ------      ------  -------     ------      -----

   Total         44,588     25,386      18,961    9,636     13,505      7,210
                 ======     ======      ======    =====     ======      =====

During 2003, the Company impaired certain of its unproved acreage in Wyoming by reclassifying $1,725,000 of costs associated with this acreage into the full cost pool. The impairment represented the cost of certain of the Company's acreage expiring in 2004 that the Company no longer considered prospective. These costs became subject to amortization during the fourth quarter of 2003. The impaired acreage (approximately 9,136 net acres) is excluded from the tables above.

As of December 31, 2004, approximately 79% of the acreage that Gasco holds is located on federal lands and approximately 19% of the acreage is located on state lands. It has been Gasco's experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. The Company has generally been able to obtain state permits within 30 days, while obtaining federal permits has taken several months or longer. Accordingly, if the development of the Company's acreage located on federal lands is delayed significantly by the permitting process, the Company may have to operate at a loss for an extended period of time.

Drilling Activity

The following table sets forth the Company's drilling activity during the years ended December 31, 2004, 2003 and 2002. In the table, "gross" refers to the total wells in which we have a working interest, and "net" refers to gross wells multiplied by the Company's working interest.

                                                 For the Year Ended December 31,
                            -----------------------------------------------------------------------------
                                2004                      2003                          2002
                            ----------------     ------------------------    ----------------------------
                            Gross     Net          Gross          Net          Gross             Net
    Exploratory Wells:
      Productive               -        -             -             -             2              0.7
      Dry                      -        -             -             -             1              1.0
                              --       --            --            --            --              ---
        Total wells            -        -             -             -             3              1.7
                              ==       ==            ==            ==            ==              ===

    Development Wells:
      Productive              11       3.0            -             -             6              3.3
      Dry                      -         -            -             -             -                -
                               -      ----           --            --            --              ---
        Total wells           11       3.0            -             -             6              3.3
                              ==      ====           ==            ==            ==              ===

During the first quarter of 2005, the Company drilled and cased three successful wells and is currently in the process of drilling three additional wells, all of which are located in the Uinta Basin of Utah.

Office Space

During 2004, the Company leased approximately 3,255 square feet of office space in Englewood, Colorado for approximately $46,000 per year, under a lease, which terminates on August 30, 2005. Subsequent to December 31, 2004, as a result of the Company's growth, the Company entered into a new lease for approximately 6,234 square feet of office space which commences April 1, 2005. The lease terminates on March 31, 2010 and the average rent for this space over the life of the lease is approximately $86,500 per year. The Company believes that this new space will meet its needs for the next five years.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock commenced trading on the OTC bulletin board on March 30, 2001, under the symbol "GASE.OB." On December 6, 2004, Gasco's common stock commenced trading as a listed security on the American Stock Exchange under the symbol "GSX." As of March 15, 2005, the Company had 110 record shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco's common stock. The Company's management does not anticipate that dividends will be paid on its common stock in the near future.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the OTC bulletin board for the periods indicated through December 5, 2004, and as reported on the American Stock Exchange from December 6, 2004 through December 31, 2004.

                                       High            Low
2003
         First Quarter                  $0.75          $0.46
         Second Quarter                  0.90           0.42
         Third Quarter                   0.90           0.51
         Fourth Quarter                  1.32           0.54

2004
         First Quarter                   2.45           1.15
         Second Quarter                  2.54           1.59
         Third Quarter                   3.45           1.78
         Fourth Quarter                  4.30           2.75

Equity Compensation Plans

The  table  below  provides   information   relating  to  the  Company's  equity
compensation plans as of December 31, 2004.


                                                                                           Number of securities
                                                                                           remaining available
                                            Number of securities    Weighted-average       for future issuance
                                                to be issued        exercise price of       under compensation
                                              upon exercise of         outstanding           plans (excluding
                                            outstanding options,        options,           securities reflected
Plan Category                               warrants and rights    warrants and rights       in first column)
-------------                               -------------------    -------------------       ----------------
Equity compensation plans
   approved by security holders
     Stock option plan                           3,226,000           $      1.48                3,825,721(a)
     Restricted stock plan                         820,850                  N/A (b)                     -
Equity compensation plans
   not approved by security holders              3,817,250           $      2.17                      (c)
                                                 ---------                                     -----------
Total                                            7,864,100           $      1.85(d)             3,825,721
                                                 =========                  ====                =========


(a) As of December 31 of each year, the number of shares of common stock issuable under our stock option plan automatically increases so that the number of shares of common stock issuable under the plan will be equal to 10% of the total number of shares of common stock outstanding on that date.

(b) The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards, provided the holder remains employed by the Company.

(c) The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, consultants and employees of the Company, as summarized below. The common stock options vest between zero and two years of the date of issue and expire within ten years of the vesting date. The exercise prices of these options range from $1.00 per share to $3.70 per share. Since these options are issued in individual compensation arrangements, there are no options available under any plan for future issuance. The material terms of these options are as follows:

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
                                  =========

(d) Weighted average exercise price of options to purchase a total of 7,043,250 shares of common stock.

Securities Transactions

The Company's securities transactions during the year ended December 31, 2004 that were not registered under the Securities Act of 1933 are described as follows:

On February 11, 2004 the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share. Financing fees of $1,118,000 and $279,500 associated with this transaction were paid to First Albany Capital and Pritchard Capital Partners, respectively.

On October 20, 2004, the Company closed the private placement of $65 million in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011 (the "Notes") pursuant to an Indenture dated as of October 20, 2004, between the Company and Wells Fargo Bank, National Association, as trustee. The amount sold consisted of $45 million principal amount originally offered plus the exercise by the initial purchasers of their option to purchase an additional $20 million principal amount. The Notes were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Financing fees of $2,383,875 and $541,125 associated with this transaction were paid to JP Morgan and First Albany Capital, respectively.

Immediately prior to and in connection with the closing of the offering of the Notes, the holders of the Company's 8.00% Convertible Debentures converted the entire $2.5 million principal amount thereof into 4,166,665 shares of common stock in accordance with the terms of such Debentures. In connection with the conversion, the Company paid the holders $270,247, representing 120% of the future interest payments under the Debentures through November 15, 2005. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

During 2004, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 9,479 shares of Preferred Stock into 5,958,226 shares of common stock in accordance with the terms of such Preferred Stock. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

During 2004, the Company granted an additional 1,410,000 options to purchase shares of common stock to employees, directors and consultants of the Company, at exercise prices ranging from $1.61 to $2.15 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date and expire within ten years from the grant date.

During the year ended December 31, 2004, the Company paid dividends to the holders of its Preferred Stock consisting of 41,959 shares of common stock and $61,960 in cash.

Unless otherwise noted, each of the above sales of securities by the Company were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof, inasmuch as each such sale was conducted as a private placement to a limited number of sophisticated buyers.

The aggregate net proceeds from the securities offerings during 2004 were approximately $81,870,000. The proceeds were used for the development and exploitation of the Company's Riverbend Project and for general corporate purposes during 2004 and will be used for the same purposes during 2005.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data, derived from the consolidated financial statements, regarding Gasco's financial position and results of operations as the dates indicated. All information for periods prior to March 30, 2001 represents the historical information of GPC because GPC was considered the acquiring entity for accounting purposes.

                                                                 As of and for the Year Ended December 31,
                                                  2004            2003             2002             2001            2000
                                                  ----            ----             ----             ----            ----
Summary of Operations
      Oil and gas revenue                         $3,123,888     $1,263,443          $ 164,508       $ 36,850           $    -
      General & administrative expense             4,191,978      2,819,675          5,080,287      4,326,065          951,734
      Net loss                                   (4,205,830)    (2,526,525)        (5,649,682)    (4,129,459)        (843,261)
      Net loss per share                              (0.07)         (0.07)             (0.16)         (0.63)           (0.06)

                                                                 As of and for the Year Ended December 31,
                                                 2004               2003              2002             2001            2000
                                                 ----               ----              ----             ----            ----
Balance Sheet
      Working capital (deficit)                  $52,719,245        $1,192,246     $ (2,857,539)     $11,860,584     $ (420,370)
      Cash and cash equivalents                   25,717,081         3,081,109         2,089,062      12,296,585         881,041
      Oil and gas properties, net                 50,820,383        28,470,917        24,760,149       9,152,740       1,991,290
      Total assets                               117,368,168        33,059,179        27,505,501      21,658,525       3,007,259
      Long-term obligations                       65,108,566         2,483,084                 -
                                                                                                               -               -
      Stockholders' equity                        46,213,198        27,382,083        22,014,265      21,065,425       1,578,905

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1. For a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Overview

Gasco is a natural gas and petroleum exploitation and development company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. The Company's mission is to enhance shareholder value by using new technologies to generate and develop high-potential exploitation prospects in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to those leases.

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2003 and 2004 due to factors such as inventory levels of gas storage, different temperatures in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The wells in the Riverbend Project tend to have multiple productive zones. The increased drilling activity resulting from the higher oil and gas prices has decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so in the future.

The Company's capital budget for fiscal year 2004 was approximately $13 million for the drilling, completion and pipeline connection of wells in the Riverbend Project. In connection with Gasco's exploitation efforts, we have entered into agreements with third party service providers and investors who contribute approximately 70% of the cost of developing designated wells. During the twelve months ended December 31, 2004, twelve wells were spudded in the Riverbend area, nine of which were producing at year end and all of which are currently producing. The Company increased its drilling activities in the Riverbend area in April 2004 by adding a second drilling rig and added a third drilling rig, which began drilling operations during December 2004.

During 2004, the Company completed the acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah for net purchase price of approximately $2,400,000. The Company also acquired approximately 16,000 net acres in the Riverbend area for approximately $3,432,000.

The following table presents the Company's reserve information as of December 31 of each of last three years and production information for each of the three years ended December 31, 2004. The Mcfe calculations assume a conversion of 6 Mcf's for each Bbl of oil.

                                            For the Years Ended December 31,
                                       -----------------------------------------
                                         2004             2003           2002
                                       ------------ ------------- --------------

  Natural gas production (Mcf)             505,967       257,035         66,444
  Average sales price per Mcf                $5.79         $4.69         $ 2.47
  Year-end proved gas reserves (Mcf)    39,700,156    13,601,003     20,622,266

  Oil production (Bbl)                       5,080         1,988              -
  Average sales price per Bbl               $38.43        $28.52              -
  Year-end proved oil reserves (Bbl)       274,074       100,987        141,652

  Production (Mcfe)                        536,447       268,963         66,444
  Year-end proved reserves (Mcfe)       41,344,600    14,206,925     21,472,178

During 2004, the Company's oil and gas production increased by approximately 171% primarily due to the drilling projects and working interest acquisitions discussed above. During 2004, on a combined basis, the oil and gas reserve quantities have increased by approximately 191% primarily due to reserve additions of 196% and purchases of reserves of 56% partially offset by production of 4%, property sales of 21% and revisions of previous estimates of 36%. The previous estimate revisions relate to the write down of the reserves related to two wells and their offset locations resulting from scale deposits in the wellbores.

The Company's oil and gas production increased by approximately 300% during 2003 as compared with 2002 primarily due to the Company's completions, recompletions and the installation of a compressor during 2003. During 2003, on a combined basis, the oil and gas reserve quantities declined by approximately 34% primarily due to normal decline curves of approximately 30%, property sales of 7%, annual production of 1% and revisions of previous estimates of 18% partially offset by extensions and discoveries of 22%.

The Company's capital budget for 2005 is anticipated to be $38 million for the drilling, completion and pipeline connection of wells in the Riverbend Project. The Company plans to drill and complete 20 gross or 13 to 14 net wells in Gasco's Riverbend Project in the Uinta Basin of Utah. Pending notification by industry partners of their decision to participate in Gasco's proposed 2005 drilling program, the Company would expect to spend up to an additional $5 million to drill 10 gross and two net wells. The initial capital budget does not include surface infrastructure costs associated with gathering system improvements. The anticipated 2005 gathering system budget is $2 million to $3 million, or approximately $100,000 per well for compression and pipeline hook-up. If we choose to proceed with the drilling of the 10 additional wells, the Company would need to add a fourth drilling rig during the last six months of the year. The overall increase in drilling activity has made it more difficult for the Company to obtain additional drilling rigs as well as experienced personnel, which may reduce the number of wells the Company is able to drill during 2005. The Company anticipates an overall increase in its salary expense because it will have to hire additional employees to manage the workload associated with its operational plan for 2005. Management believes it has sufficient capital for its 2005 operational budget, but will need to raise additional capital for its capital budget in 2006. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three years ended December 31, 2004, 2003 and 2002.

                                                 For the Year Ended December 31,
                                          -----------------------------------------------------
                                              2004                 2003               2002
                                              ----                 ----               ----

Net cash used in operations                 $ (905,369)       $ (2,191,914)      $ (1,390,306)
Net cash used in investing activities      (48,336,958)         (5,286,690)       (14,541,197)
Net cash provided by financing activities    71,878,299           8,470,651          5,723,980
Net cash flow (deficit)                      22,635,972             992,047       (10,207,523)

Cash used in operations during 2002 was primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the wells drilled throughout the year. The increase in cash used in operations during 2003 was primarily due to the increase in revenue resulting from a 300% increase in production due to the Company's drilling activity during 2002 and 2003, partially offset by a decrease in the changes in operating assets and liabilities primarily due to the timing of the Company's operational activity. Oil and gas production increased another 100% during 2004 as the Company continued their drilling activity and completed the acquisition of additional working interests in six wells resulting in a decrease in the cash used in operations. General and administrative expenses decreased as well during 2003 due primarily to the Company's cost cutting measures, but increased during 2004 due to the Company's increase in drilling activity as well as its fund raising projects during 2004. See further discussion under Results of Operations.

The Company's investing activities during 2003, and 2002 related primarily to the Company's development and exploration activities. During 2002 the Company acquired acreage for approximately $22,000,000 in cash and stock and the remaining $11,000,000 was used to fund the Company's drilling projects. The Company's unproved acquisitions during 2003 decreased to approximately $700,000 and related primarily to delay rentals and other leasehold costs. The remaining $ 4,600,000 in property costs was spent on the Company's drilling projects in the Riverbend Project. During 2004, the Company completed acquisitions of acreage and additional working interests in producing wells for approximately $5,800,000 and the remaining $19,936,066 in property costs was primarily spent on the Company's drilling projects in the Riverbend Project. Additionally, the Company invested $27,000,000 in short-term investments during 2004.

Historically, the Company has relied on the sale of equity capital and farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities. The financing activities in each of the years presented is comprised of the net proceeds from the sale of equity in the Company, as further described below.

During 2004, the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share, receiving net proceeds of $20,070,000 and closed the private placement of $65,000,000 in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011, receiving net proceeds of $61,793,000.

During 2003 the Company closed the sale of $2,500,000 of 8% Convertible Debentures ("Debentures") in a private placement offering, sold through a private placement, 11,052 shares of Series B Convertible Preferred Stock ("Preferred Stock") to a group of accredited investors, including members of Gasco's management for $440 per share resulting in net proceeds of approximately $4,797,000 and completed the sale through a private placement of 4,788,436 shares of its common stock to a group of accredited previous investors at a selling price of $0.58 per common share for net proceeds of approximately $2,765,000.

On August 14, 2002, the Company issued 6,500,000 shares of common stock for net proceeds of approximately $6,000,000 in a private placement.

Capital Budget

In January 16, 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Gasco has agreed that the Service Parties will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig, with the drilling of additional 10-well bundles being subject to the approval of the group. The Company is currently using three drilling rigs and has commenced drilling of the second 10-well bundle under this project. If the group agrees, drilling may be accelerated using additional rigs. Gasco's 2004 capital budget was approximately $13 million for the drilling, completion and pipeline connection of wells in this area. Two of the drilling rigs are currently drilling the second 10-well bundle. Under this agreement, the Company has agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs and an additional capital partner providing 25% of the total development costs. The service providers are not required to expend more than a total of $13.5 million for development of a given bundle. Furthermore, the service providers are not obligated to provide any services unless each is satisfied that we will be able to meet our cash expenditure requirements. The Company's interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

To secure its obligations under the agreement described above, the Company has pledged its interests in each of the wells in each bundle.

During the fourth quarter of 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced upon completion of the first bundle. The Company and the Service Parties are currently negotiating the third 10-well bundle which is anticipated to commence during the last half of 2005.

During 2004, the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share for gross proceeds of $21,500,001 and closed the private placement of $65,000,000 in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011. The proceeds from these sales are being used for the development and exploitation of Gasco's Riverbend Project in the Uinta Basin in Uintah County, Utah and for general corporate purposes.

The Company's use of the funds from this transaction and its cash on hand included the following projects:

     - The March 9, 2004 acquisition of additional interests in six producing wells, 13,062 net acres and certain other assets located in the Uinta Basin in Utah.

     - The Company's planned expenditures for the drilling, completion and pipeline connection of nine wells in this area.

     -    The completion of a gathering system within the Riverbend Area.

The Company's capital budget for 2005 is anticipated to be $38 million for the drilling, completion and pipeline connection of 20 gross or 13 to 14 net wells in Gasco's Riverbend Project in the Uinta Basin of Utah. Pending notification by industry partners of their decision to participate in Gasco's proposed 2005 drilling program, the Company would expect to spend up to an additional $5 million to drill 10 gross and two net wells. The initial capital budget does not include surface infrastructure costs associated with gathering system improvements. The anticipated 2005 gathering system budget is $2 million to $3 million, or approximately $100,000 per well for compression and pipeline hook-up. The Company plans to add a fourth drilling rig during the first six months of the year.

Management believes it has sufficient capital for its 2005 operational budget, but will need to raise additional capital for its capital budget in 2006. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of December 31, 2004.

                                                                        Payments due by Period
Contractual Obligations                        Total            1 year        2-3 years        4-5 years      After 5 years
-----------------------                        -----            ------        ---------        ---------      -------------

Convertible Notes Principal
    and Interest                               $89,180,903      $3,575,000      $7,150,000      $ 7,150,000      $ 71,305,903
Operating Lease - office space                     462,424          85,796         164,172          187,862            24,594
Employment Contracts                               509,167         470,000          39,167                -                 -
Consulting Agreement                               130,000         120,000          10,000                -                 -
                                               -----------      ----------      ----------     ------------       --------- -
Total Contractual Cash
  Obligations                                 $ 90,282,494     $ 4,250,796      $7,363,339      $ 7,337,862       $71,330,497
                                              ============     ===========      ==========      ===========       ===========

The Company current office lease expires on August 30, 2005. Subsequent to December 31, 2004, the Company entered into a new lease which commences April 1, 2005 and terminates on March 31, 2010. The table above includes future obligations that will exist as a result of the new lease.

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

         Oil and Gas Reserves

Gasco follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized.

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


The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company's wells have been producing less than two years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the quantities and present value of the Company's reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. The Company's reserves may also be susceptible to drainage by operators on adjacent properties.

         Impairment of Long-lived Assets

The cost of the Company's unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. These properties are reviewed periodically for possible impairment. During 2003, the Company's management reviewed the unproved property located within the state of Wyoming and determined that it would not be developing some of the acres that were not considered to be prospective. As a result, the Company estimated the value of these acres for the purpose of recording the related impairment. The impairment was estimated by calculating a per acre value from the total unproved costs incurred for the Wyoming acreage divided by the total net acres owned by the Company. This per acre estimate was applied to the acres that the Company did not plan to develop to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.

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

                                       For the Year Ended December 31,
                                 -----------------------------------------------
                                         2004             2003            2002
                                         ----             ----            ----

    Natural gas production (Mcf)        505,967        257,035           66,444
    Average sales price per Mcf          $ 5.79         $ 4.69            $2.47
    Oil production (Bbl)                  5,080          1,988                -
    Average sales price per Bbl          $38.43         $28.52                -

2004 Compared to 2003

Oil and gas revenue increased $1,860,445 during 2004 compared with 2003 due to an increase in gas production of 248,932 Mcf and an increase in oil production of 3,092 bbls during 2004 combined with an increase in the average gas and oil prices of $1.10 per Mcf and $9.91 per bbl during 2004. The increase in production is primarily due to the Company's 2004 drilling and recompletion activity as well as the acquisition of additional working interests in six wells during March 2004.

The  gathering  income of  $143,326  during the year  ended  December  31,  2004 represents the income earned from the Riverbend area pipeline that was constructed by the Company during 2004.

Interest income increased $313,014 from 2003 to 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2004 relating primarily to proceeds from the Company's $65,000,000 Convertible Note issuance during October 2004 and its $21,500,000 common stock offering during February 2004.

General and administrative expense increased by $1,372,303 during 2004 as compared with 2003, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $305,000 in salary expense due to the hiring of additional full-time employees and employee and officer bonuses, approximately $280,000 in stock based compensation primarily related to the Company's restricted stock issuance, approximately $215,000 related to increased shareholder communication due to the Company's expanded operational activity during 2004, approximately $245,000 in consulting expenses due to the increased operational activity, approximately $185,000 in audit and legal fees related to the property and financing transactions during the year and approximately $140,000 of increased administrative expenses related to the operations of the Company's corporate office resulting from the increased operational activity and the increase number of consultants and employees during 2004. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Lease operating expense increased by $300,989, during 2004, primarily due to increased operating costs and production taxes relating to the increased production discussed above.

Gathering operation expense during 2004 relates to the operations of the Company's pipeline in the Riverbend area that was constructed by the Company during 2004.

Depletion, depreciation and amortization expense during 2004 is comprised of $1,025,100 of depletion expense related to the Company's proved oil and gas properties, $60,812 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $16,663 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2003 consists of $480,000 of depletion expense, $61,128 of depreciation expense and $11,795 of accretion expense. The increase in depletion expense during 2004 as compared with 2003 is due primarily to the increase in production resulting from the Company's increased drilling and completion activity as well as the property acquisition discussed above.

Interest expense during 2004 consists of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004 and interest expense related to the Company's outstanding Debentures that were converted into common stock in October 2004. The interest expense during 2003 consists of the interest incurred on an outstanding note payable that was repaid during February 2004 as well as interest on the Company's outstanding Debentures.

2003 Compared to 2002

Oil and gas revenue increased $1,098,935 during 2003 compared with 2002 due to an increase in gas production from 66,444 Mcf during 2002 to 257,035 Mcf during 2003 combined with an increase in the average gas price from $2.47 during 2002 to $4.69 per Mcf during 2003. During 2003, the Company also produced 1,988 bbls of oil at an average price of $28.52 per bbl. The increase in production was primarily due to the Company's completion and recompletion activity during 2003 as well as the compressor installation discussed above which occurred during February 2003.

Interest income decreased by 84% from 2002 to 2003 primarily due to lower average cash and cash equivalent balances during 2003.

General and administrative expense decreased from $5,080,287 to $2,819,675 during 2003 as compared with 2002, primarily due to the Company's efforts to decrease its overhead expenses. The $2,260,612 decrease in these expenses was comprised of approximately $775,000 in salary reductions due to the implementation, during January 2003, of a 36% annual reduction in the cash component of the Company's senior management compensation, a $300,000 reduction in compensation expense due to the one time payment of a bonus to an employee of the Company, a $565,000 reduction in legal fees and $246,000 in accounting fees as a result of fewer transaction related fees during 2003 and a $400,000 decrease in consulting fees that were incurred in connection with the 2002 property transactions discussed above.

Lease operating expense increased $217,469 during 2003 as compared with the 2002. The increase was due a greater number of producing wells during 2003 resulting from the Company's drilling activity during 2002 and 2003.

Depletion, depreciation and amortization expense during 2003 was comprised of $480,000 of depletion expense related to the Company's proved oil and gas properties, $61,128 of depreciation expense related to the Company's furniture, fixtures and other assets and $11,795 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2002 consisted of $105,321 of depletion expense and $43,788 of depreciation expense. The increase in depletion expense during 2003 as compared with 2002 was due primarily to the increase in production discussed above.

Impairment expense during 2002 represented costs associated with a well drilled in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was plugged and abandoned during March of 2002. The Company recognized impairment expense of $541,125 associated with this well during 2002 because the Company believed that the costs incurred for this well exceeded the present value, discounted at 10%, of the future net revenues from its proved oil and gas reserves.

Interest expense during 2003 represented the interest expense related to the Company's outstanding Debentures.

The cumulative effect of change in accounting principle during 2003 represented the Company's recognition of an asset retirement obligation in connection with the adoption of SFAS 143 on January 1, 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning August 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption. The Company has not yet completed their evaluation but expects the adoption SFAS No. 123(R) to have an effect on the financial statements similar to the pro forma effects reported in the Stock Based Compensation disclosure in Item 8. Note 2.
The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.
In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As, the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, "Accounting for Asset Retirement
Obligations," for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 had no effect on the Company's financial statements, effective in the fourth quarter of 2004.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk relates to changes in the pricing applicable to the sales of gas production in the Uinta Basin of northeastern Utah and the Greater Green River Basin of west central Wyoming. This risk will become more significant to the Company as more wells are drilled and begin producing in these areas. Although the Company is not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, it may consider using them in the future. The Company does not have any obligations that are subject to variable rates of interest.

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms                  43-44

Consolidated Balance Sheets at December 31, 2004 and 2003                  45-46

Consolidated Statements of Operations for the Years Ended
    December 31, 2004, 2003 and 2002                                          47

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2004, 2003 and 2002                                    48

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004, 2003 and 2002                                          49

Notes to Consolidated Financial Statements                                 50-74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the consolidated balance sheet of Gasco Energy, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Hein & Associates LLP
Denver, Colorado
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the consolidated balance sheet of Gasco Energy, Inc. (the "Company") and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."



/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 25, 2004


                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                December 31,
                                                                    ---------------------------------------
                                                                         2004                  2003
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $25,717,081           $ 3,081,109
  Restricted investment                                                    3,535,055               250,000
  Short-term investments                                                  27,000,000                     -
  Accounts receivable                                                      1,045,044               499,363
  Inventory                                                                1,009,914                     -
  Prepaid expenses                                                           458,555               555,786
                                                                         -----------             ---------
          Total                                                          58,765,649              4,386,258
                                                                         -----------             ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                              29,811,483            16,386,252
    Unproved mineral interests                                            18,449,330            13,212,039
    Gathering assets                                                       2,469,580                     -
    Equipment                                                                 89,900                     -
  Furniture, fixtures and other                                              158,590               166,051
                                                                          ----------            ----------
           Total                                                          50,978,883            29,764,342
                                                                          ----------            ----------
  Less accumulated depreciation, depletion and amortization              (2,247,032)           (1,232,634)
                                                                         -----------           -----------
           Total                                                         48,731,851             28,531,708
                                                                         -----------            ----------

NON-CURRENT ASSETS
  Restricted investment                                                    6,778,040                     -
  Deferred financing costs                                                 3,092,628               141,213
                                                                           ---------               -------
                                                                           9,870,668               141,213
                                                                       -------------           -----------

TOTAL ASSETS                                                           $ 117,368,168          $ 33,059,179
                                                                       =============          ============













               The accompanying notes are an integral part of the
                       consolidated financial statements.


                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                                               December 31,
                                                                                   ---------------------------------------
                                                                                      2004                    2003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                     $ 1,447,149            $ 2,016,979
  Revenue payable                                                                          334,765                243,513
  Advances from joint interest owners                                                      891,999                      -
  Accrued interest                                                                         695,139                      -
  Accrued expenses                                                                       2,677,352                933,520
                                                                                        ----------              ---------
           Total                                                                        6,046,404               3,194,012
                                                                                        ----------              ---------

NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                                        65,000,000                      -
   8% Convertible Debentures, net of unamortized discount of $159,722                            -              2,340,278
   Asset retirement obligation                                                             108,566                142,806
                                                                                           -------              ---------
       Total                                                                            65,108,566              2,483,084
                                                                                        ----------              ---------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 13, 16)

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000  shares
     authorized;   2,255  shares  issued  and  outstanding  with  a  liquidation preference of $992,200 in 2004 and 11,734 shares issued and
    outstanding with a liquidation preference of $5,162,960 in 2003                              2                     12
  Common stock - $.0001 par value; 100,000,000 shares authorized;
     70,590,909 shares issued and 70,517,209 outstanding in 2004;
     45,675,936 shares issued and 45,602,236 shares outstanding in 2003                      7,059                  4,568
  Additional paid in capital                                                            76,346,463             52,979,325
  Deferred compensation                                                                  (512,440)              (179,766)
  Accumulated deficit                                                                 (29,497,591)           (25,291,761)
  Less cost of treasury stock of 73,700 common shares                                    (130,295)              (130,295)
                                                                                      ------------           ------------
           Total                                                                       46,213,198              27,382,083
                                                                                      ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 117,368,168            $ 33,059,179
                                                                                    =============-           ============









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the Year Ended December 31,
                                                                        -------------------------------------------------
                                                                                 2004             2003             2002

REVENUES
  Gas                                                                    $  2,928,689      $  1,206,741        $ 164,508
  Oil                                                                         195,199            56,702
                                                                                                                       -
  Gathering                                                                   143,326                 -                -
  Interest income                                                             325,001            11,987           76,140
                                                                            ---------         ---------         --------
          Total                                                             3,592,215         1,275,430          240,648
                                                                            ---------         ---------         --------

OPERATING EXPENSES
  General and administrative                                                4,191,978         2,819,675        5,080,287
  Lease operating                                                             638,267           337,278          119,809
  Gathering operations                                                        267,450                 -                -
  Depletion, depreciation, amortization and asset retirement
    liability accretion                                                     1,102,575           552,923          149,109
  Impairment                                                                        -                 -          541,125
  Interest expense                                                          1,597,775            82,392
                                                                            ---------        ----------        ---------
           Total                                                            7,798,045         3,792,268        5,890,330
                                                                            ---------        ----------        ---------

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                          (4,205,830)       (2,516,838)      (5,649,682)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                                     (9,687)                -
                                                                          ----------         ----------       ----------

NET LOSS                                                                  (4,205,830)       (2,526,525)      (5,649,682)

Preferred stock dividends                                                   (140,853)         (304,172)                -
                                                                          -----------       -----------     ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                            $ (4,346,683)     $ (2,830,697)    $(5,649,682)
                                                                        =============     =============    ============

PER COMMON SHARE DATA - BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle             $  (0.07)         $  (0.07)        $  (0.16)
Cumulative effect of change in accounting principle                                -                 -                 -
                                                                            -----------        --------            -----

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                               $  (0.07)         $  (0.07)        $  (0.16)
                                                                            =========         =========        =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                          63,194,223         41,262,778       36,439,074
                                                                         =============        ==========       ==========





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                         GASCO ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Additional
                         Preferred Stock       Common Stock         Paid in    Deferred  Accumulated   Treasury
                          Shares    Value   Shares        Value     Capital  Compensation  Deficit       Stock          Total

Balance, January 1, 2001    1,000     1     27,252,500    2,725   38,569,923   (261,375) (17,115,554)   (130,295)      21,065,425
 Conversion of preferred
  shares to common shares                    4,760,000      476        (476)                                                    -
 Issuance of common shares
  for acreage                                9,500,000      950   18,524,050                                            18,525,000
 Amortization of deferred
   compensation expense                                                         208,542                                    208,542
 Redemption of preferred
   and common stock         (1,000)   (1)   (6,250,000)    (625) (16,708,374)                                          (16,709,000)
 Issuance of common stock                    6,500,000      650    5,973,330                                             5,973,980
 Repurchase of common stock                 (1,400,000)    (140)  (1,399,860)                                           (1,400,000)
 Net loss                                -                                               (5,649,682)              -     (5,649,682)
                             ------  -----  -----------    ------ ----------   ---------  ----------     ----------      -----------

Balance, December 31, 2002                   40,362,500    4,036   44,958,593   (52,833)(22,765,236)      (130,295)      22,014,265
Issuance of preferred stock   11,052    11                          4,797,398                                             4,797,409
Issuance of common stock                      4,888,436      490    2,808,719                                             2,809,209
Issuance of restricted stock                    425,000       42      250,708  (221,250)                                     29,500
Amortization of deferred
  compensation                                                                   94,317                                      94,317
Beneficial conversion feature                                         166,667                                                166,667
Dividends paid                   682     1                             (4,092)                                               (4,091)
Net loss                                                                                  (2,526,525)                    (2,526,525)
Other                              -     -                               1,332             -               -                   1,332
                                ----    --   ----------     -----    ---------   ------- ------------     ----------     -----------

Balance December 31, 2003     11,734    12    45,675,936   4,568    $52,979,325 $(179,766)(25,291,761)   $(130,295)    $ 27,382,083
 Conversion of preferred
  shares to common shares     (9,479)  (10)    5,958,226     596         (586)                                                     -
 Issuance of common stock                     14,714,787   1,472    20,786,130   (748,157)                                20,039,445
 Conversion of Convertible
  Debentures                                   4,166,665     416     2,503,376                                             2,503,792
 Exercise of common stock
  options                                         33,336       3        33,333                                                33,336
Amortization of deferred
  compensation                                                                     415,483                                   415,483
Proceeds from 16b violation                                            106,858                                               106,858
Dividends paid                                    41,959       4       (61,973)                                             (61,969)
Net loss                           -     -             -      -              -          -   (4,205,830)                  (4,205,830)
                               -----   ---     ---------   ------     ---------  ---------  -----------      ----------   ----------
Balance December 31, 2004      2,255   $ 2   70,590,909   $ 7,059    $76,346,463 $(512,440)$(29,497,591)     $(130,295) $ 46,213,198
                               =====   ===   ==========   =======    =========== ========== ============     ==========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                                             GASCO ENERGY, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                              2004             2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(4,205,830)     $(2,526,525)        $(5,649,682)
  Adjustment to reconcile net loss to net cash used in
   operating activities
     Depreciation, depletion and impairment expense                        1,085,912          541,128             690,234
     Accretion of asset retirement obligation                                 16,663           11,795                   -
     Amortization of deferred compensation                                   415,483           94,317             208,542
     Amortization of beneficial conversion feature                           161,514            6,945                   -
     Amortization of offering costs                                          294,993            7,758                   -
     Cumulative effect of change in accounting principle                           -            9,687                   -
     Changes in operating assets and liabilities:
      Accounts receivable                                                  (545,681)        (403,219)            (63,397)
      Inventory                                                          (1,009,914)                -                   -
         Prepaid expenses                                                     59,992        (320,059)            (74,139)
         Accounts payable                                                  (600,723)          164,303           1,303,823
         Revenue payable                                                      91,252          185,215              58,298
         Advances from joint interest owners                                 891,999                -                   -
         Accrued interest                                                    695,139                -                   -
         Accrued expenses                                                  1,743,832           36,741          2,136,015
                                                                           ---------        ---------      -------------
                  Net cash used in operating activities                    (905,369)      (2,191,914)         (1,390,306)
                                                                           ---------      -----------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                               (64,053)          (3,264)           (103,342)
  Cash paid for acquisitions, development and exploration               (25,736,066)      (5,283,426)        (14,437,855)
  Proceeds from property sales                                             4,463,161                -                   -
  Investment in short-term investments                                  (27,000,000)                -                   -
                                                                        ------------       ----------         -----------
                 Net cash used in investing activities                  (48,336,958)      (5,286,690)        (14,541,197)
                                                                        ------------  ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of convertible notes                                           65,000,000                -                   -
  Cash designated as restricted                                         (10,313,095)        (250,000)           (250,000)
  Cash undesignated as restricted                                            250,000          250,000                   -
  Preferred dividends                                                       (61,973)          (4,092)                   -
  Exercise of options to purchase common stock                                33,336                -                   -
  Proceeds from sale of preferred stock                                            -        4,862,840                   -
  Proceeds from sale of common stock                                      21,500,001        2,777,292           6,500,000
  Proceeds from sale of convertible debentures                                     -        2,500,000                   -
  Cash paid for offering costs                                           (4,636,828)        (266,721)           (526,020)
  Repayment of note payable                                                        -      (1,400,000)                   -
  Proceeds from 16b violation                                                106,858           1,332                    -
                                                                        ------------       ----------           ---------
                Net cash provided by financing activities                 71,878,299        8,470,651           5,723,980
                                                                        ------------        ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      22,635,972          992,047        (10,207,523)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                    3,081,109        2,089,062          12,296,585
                                                                          ----------       ----------          ----------
    END OF PERIOD                                                        $25,717,081      $ 3,081,109         $ 2,089,062
                                                                         ===========      ===========         ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                                GASCO ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development, and acquisition and production of crude oil and natural gas in the western United States.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying  consolidated financial statements include Gasco and its wholly
owned  subsidiaries.   All  significant  intercompany   transactions  have  been
eliminated.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Restricted Investment

The restricted investment balance as of December 31, 2004 represents funds invested in U.S. government securities in an amount sufficient to provide for the payment of the first six semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"), as further described in
Note 7. The current portion of restricted cash represents the interest payments that are due within the first year and the non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted cash balance at December 31, 2003 consisted of a $250,000 escrow agreement in connection with one of its drilling projects. The funds held in escrow were released during May 2004.

Short-term Investments

The Company's short-term investments consist primarily of preferred auction rate securities, which are classified as available-for-sale. These securities are stated at fair value based on quoted market prices.

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

Gathering Assets

Gathering assets as of December 31, 2004 represent the costs associated with the construction of the Company's pipeline and gathering system located in the Riverbend area of Utah. These assets are being depreciated on a units of production method based upon estimated proved oil and gas reserves of the wells that are expected to flow through the gathering system.

Impairment of Long-lived Assets

The Company's unproved properties are evaluated periodically for the possibility of potential impairment. During 2003, the Company recorded an impairment of its Wyoming acreage of $1,725,000 by reclassifying these costs into the full cost pool. The impairment represented the cost of certain of the Company's acreage that expired in 2004 that it did not consider to be prospective. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.

Deferred Financing Costs

Deferred financing costs as of December 31, 2004 consist of the costs associated with the Company's issuance of $65,000,000 of Notes during October 2004, as further described in Note 7. These costs are being amortized over the seven-year life of the Notes. The December 31, 2003 balance represents the offering costs associated with the Company's issuance of $2,500,000 in 8% Convertible Debentures ("Debentures"), further described in Note 7. These costs were being amortized over the five-year life of the Debentures until they were converted into common stock during October 2004. The Company recorded amortization expense of $294,993 and $7,758 related to these costs during the years ended December 31, 2004 and 2003, respectively.

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

                                                      Year Ended December 31,
                                                      2004               2003

        Balance beginning of period                 $142,806         $ 148,934
          Liabilities incurred                        29,394                 -
          Liabilities settled                       (25,188)                 -
          Revisions in estimated cash flows         (55,109)          (17,923)
          Accretion expense                           16,663            11,795
                                                   --------             ------
        Balance end of period                     $ 108,566          $ 142,806
                                                  ==========         =========


The revisions in estimated cash flows is primarily the result of the Company's decision to revise the life of the producing wells from twenty years to thirty years based upon the drilling and production results in the area.

The following schedules present, on a pro forma basis, the asset retirement obligation, the net loss, net loss per share amounts as if the provisions of SFAS No. 143 had been applied during all the periods presented. The pro forma information for the year ended December 31, 2004 is the same as the actual information reported.

                                             As of December 31,
                                                    2002

    Asset Retirement Obligation                $ 148,934

                                      For the Year Ended December 31,
                              -----------------------------------------------
                                   2003                    2002
                                   ----                    ----
       Net Loss
           As reported         $ (2,526,525)           $ (5,649,682)
           Pro forma             (2,516,838)             (5,652,438)
       Net Loss per Common
       Share
           As reported               $(0.07)                 $(0.16)
           Pro forma                  (0.07)                  (0.16)

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

As of December 31, 2004, we had 70,517,209 shares of common stock issued and outstanding. As of such date, there were 8,460,678 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock. Additional options may be granted to purchase 3,825,721 shares of common stock under our stock option plan and an additional 179,150 shares of common stock are issuable under our restricted stock plan. As of December 31, 2004, and as of December 31 of each succeeding year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to approximately 86,767,209 shares (this number assumes no exercise of the options or rights described above or conversion of the Series B Convertible Preferred Stock).

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

Significant Customers

Although the Company sells the majority of its production to a few purchasers, there are numerous other purchasers in the areas in which Gasco sells it production; therefore, the loss of its significant customers would not adversely affect the Company's operations. For the years ended December 31, 2004, 2003 and 2002, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

                                     For the Year Ended December 31,
                              ------------------------------------------------
                                 2004            2003                 2002
                                 ----            ----                 ----

      ConocoPhillips Company     93%              93%                 98%

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

The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Other Comprehensive Income

The Company's short-term investments are classified as available for sale, and are carried on the balance sheet at market value. Unrealized gains and losses, net of deferred income taxes, are generally reported as other comprehensive income and as an adjustment to stockholders equity. If a decline in market value below cost is assessed as being other than temporary, such impairment is included in the determination of net income. The Company's available-for-sale securities are readily marketable and available for use in its operations should the need arise. Therefore, the Company has classified such securities as current assets. As of December 31, 2004, the market value of the Company's short-term investments was equal to its cost basis and therefore, there were no unrealized gains and losses included in other comprehensive income during 2004.

The Company does not have any other items of other comprehensive income for the years ended December 31, 2004, 2003 and 2002. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

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

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                                              For the Year Ended December 31,
                                                         2004               2003               2002
                                                         ----               ----               ----

Net loss attributable to common shareholders:
    As reported                                        $ (4,205,830)     $ (2,830,697)       $ (5,649,682)
    Add: Stock-base employee compensation
       included in net loss (a)                             312,243            41,484                   -
    Less: Stock based employee compensation
      determined under the fair value based method          757,294           742,211           1,709,226
                                                        -----------       -----------          ----------
    Pro forma                                           $(4,650,881)      $(3,531,424)        $(7,358,908)
                                                        ============      ============        ============

Net loss per common share:
    As reported                                             $ (0.07)          $ (0.07)            $ (0.16)
                                                            ========          ========            ========

    Pro forma                                               $ (0.07)          $ (0.09)            $ (0.20)
                                                            ========          ========            ========

     (a) Represents the compensation expense associated with the Company's restricted stock awards, further described in Note 8.

The fair value of the common stock options granted during 2004, 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                         For the Year Ended December 31,
                                  ------------------------------------------
                                         2004          2003            2002
                                         ----          ----            ----

     Expected dividend yield               --            --              --
     Expected price volatility       79 - 87%           82%             90%
     Risk-free interest rate       3.2 - 3.9%          2.9%     3.5% - 4.1%
     Expected life of options         5 years       5 years         5 years

Concentration of Credit Risk

The Company's cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

The Company's receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

Fair Value

The Company's financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company's 5.5% Convertible Notes are recorded at cost, and the fair value is disclosed in Note 7. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning August 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption. The Company has not yet completed their evaluation but expects the adoption SFAS No. 123(R) to have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure above. In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As, the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 had no effect on the Company's financial statements, effective in the fourth quarter of 2004.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - OIL AND GAS PROPERTY

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                          For the Years Ended December 31,
                                                  ----------------------------------------------------
                                                    2004              2003                2002
                                                  -------------------------------- -------------------
Property acquisition costs:
   Unproved                                         $ 5,021,126          $667,557         $22,324,547
   Proved                                               723,901               --                   --
Exploration costs (a)                                   216,165           396,967           3,319,124
Development costs                                    17,501,716         4,218,902           7,319,184
                                                    -----------         ---------          ----------
   Total excluding asset retirement obligation       23,462,908         5,283,426          32,962,855
                                                     ==========         =========          ==========
   Total including asset retirement obligation      $23,398,559       $ 5,398,678        $ 32,962,855
                                                    ===========       ===========        ============

(a) Includes seismic data acquisitions of $850,000 during twelve months ended December 31, 2002.

Depletion and impairment expense related to proved properties per equivalent Mcf of production for the years ended December 31, 2004, 2003 and 2002 was $2.06, $2.06 and $9.73, respectively.

During the first quarter of 2002, the Company drilled a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, however not of sufficient quantities to be deemed economic. The well was plugged and abandoned during March of 2002. The costs associated with this well of $541,125, were charged to impairment expense during the year ended December 31, 2002 because the Company believed that the total costs for this well exceeded the present value, discounted at 10%, of the future net revenues from its total proved oil and gas reserves at the time the well was plugged and abandoned.

At December 31, the Company's unproved properties consist of leasehold costs in the following areas:

                                        2004                 2003
                                        ----                 ----

        Utah                        $ 5,950,861            $ 963,530
        Wyoming                      12,312,742           12,089,104
        California                      185,727              159,405
                                    -----------          -----------
                                    $18,449,330          $13,212,039
                                    ===========          ===========

During 2003, the Company impaired certain of its unproved acreage in Wyoming by reclassifying $1,725,000 of costs associated with this acreage into the full cost pool. The impairment represents the cost of certain of the Company's acreage that the Company no longer considerd prospective. These costs became subject to amortization during the fourth quarter of 2003.

The following table represents the additions, net of impairments and transfers to proved oil and gas properties, to unproved acreage from inception through December 31, 2004:

                                                             Net Acquisition
                        Years                                     Costs
                  2001 and earlier                            $ 9,152,740
                        2002                                    4,831,796
                        2003                                    (772,497)
                        2004                                    5,237,291
                                                              -----------
   Unproved Mineral Interest as of
       December 31, 2004                                     $ 18,449,330
                                                             ============

The Company's drilling activities are located primarily in the Riverbend Area of Utah, and the Company plans to drill approximately 20 wells in this area during 2005. The Company continues to consider several options for its Wyoming and California acreage such as the farm-out of some of its acreage and other similar type transactions.

NOTE 4 - PROPERTY ACQUISITIONS

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition occurred on January 1, 2002.

                                                      For the Year Ended December 31,
                                                  2004                2003               2002
                                                  ----                ----               ----

Revenue                                       $ 3,742,586          $2,363,046          $801,884
Loss before cumulative effect of
   change   in accounting principle            (4,136,633)         (1,918,451)       (5,465,693)
Net Loss                                       (4,136,633)         (1,928,138)       (5,465,693)
Net Loss Attributable to Common
  Stockholders                                 (4,277,486)         (2,232,310)       (5,545,693)

Net Loss per Common Share - Basic
  and Diluted                                     $(0.07)            $ (0.05)          $ (0.15)

During December 2004, the Company completed the acquisition of additional acreage in the Riverbend Area for a purchase price of approximately $3,432,000. Pursuant to an existing contract, an unrelated third party had the right to purchase 25% of the acquired acreage at a price equal to 25% of the purchase price. This right was exercised by the third party during January 2005 which had the effect of reducing the Company's purchase price of the acquisition to approximately $2,575,000.

NOTE 5 - SERVICE PARTIES' AGREEMENT

On January 20, 2004 the Company entered into agreements, which were subsequently amended in July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin.

Gasco has agreed that the Service Parties, which includes Schlumberger Oilfield Services, will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement initially provided for the group to develop a bundle of 10 wells during 2004 using a single drilling rig. Thereafter, drilling was accelerated using an additional rig. A third party investor was subsequently added as a party to these agreements. Gasco's 2004 capital budget was approximately $13 million for the drilling, completion and pipeline connection of wells in this area. During the fourth quarter of 2004, the Service Parties and the investor agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced in December upon completion of the first bundle.

General Terms of the Amended Agreement:

     o Contract Area consists of Gasco's leasehold position in portions of Carbon, Duchesne and Uintah Counties, Utah.

     o Gasco is permitted to independently develop its acreage subject to certain limitations and provisions of the agreement.

     o Schlumberger will coordinate most operational activities under Gasco's direction as operator of record.

     o Gasco has elected to fund approximately 30% of each of the wells drilled under this agreement. Gasco's interest in the production stream from a bundle, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that it funds.

     o The Service Parties and the investor have undertaken to provide approximately 45% and 25%, respectively, of the costs of each project bundle in return for a net profits interest in each bundle proportionate to their costs contributed.

To secure its obligations under the agreement, described above, the Company has pledged its interests in each of the wells in each bundle.

NOTE 6 - PROPERTY DIVESTITURES

In connection with the Service Parties agreements, described in Note 5, the Company completed a disposition of net profits interests of between 18.75% and 25% in the 8 wells that have been drilled in the Riverbend area in Utah during

2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow third party investors to become a party to the Company's service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells completed as of such date. These investors have the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

The cash received by the Company consisted of $4,314,984, which represented the purchase price for the transaction of $4,790,387 less adjustments of $327,227 for net revenue minus lease operating expense for the properties from June 2004 and $148,176, representing a commission to the purchasers' financial advisor, which the Company agreed to pay.

The following unaudited pro forma consolidated results of operations are presented as if the disposition occurred on January 1, 2003. The results for the year ended December 31, 2002 are the same as the actual results because the wells were not drilled until 2003.

                                           For the Year Ended December 31,
                                             2004                     2003
                                             ----                     ----

Revenue                                  $ 3,139,967               $1,222,848
Loss before cumulative effect of
   change  in accounting principle       (4,688,491)              (2,605,703)
Net Loss                                 (4,688,491)              (2,615,390)
Net Loss Attributable to Common
  Stockholders                           (4,829,344)              (2,919,562)

Net Loss per Common Share - Basic
  and Diluted                                $(0.08)                 $ (0.07)

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

NOTE 7 - CONVERTIBLE NOTES

On October 20, 2004 (the "Issue Date"), the Company closed the private placement of $65,000,000 in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011 (the "Notes") pursuant to an Indenture dated as of October 20, 2004 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The amount sold consisted of $45,000,000 principal amount originally offered plus the exercise by the initial purchasers of their option to purchase an additional $20,000,000 principal amount. The Notes were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

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

Pursuant to a Collateral Pledge and Security Agreement dated October 20, 2004, between the Company and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (the "Pledge Agreement"), the Company has pledged U. S.
government securities in an amount sufficient upon receipt of scheduled principal and interest payments with respect to such securities to provide for the payment of the first six scheduled interest payments on the Notes. $10,313,095 of the net proceeds from the offering of Notes was used to acquire such U. S. government securities, which is recorded as restricted cash in the accompanying financial statements.

The Notes are unsecured (except as described above) and unsubordinated obligations of the Company and rank on a parity (except as described above) in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness. The Notes effectively rank junior to any future secured indebtedness and junior to the Company's subsidiaries' liabilities. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of the Company's securities or the incurrence of indebtedness.

Upon a continuing event of default, the trustee or the holders of 25% principal amount of a series of Notes may declare the Notes immediately due and payable, except that a default resulting from the Company's entry into a bankruptcy, insolvency or reorganization will automatically cause all Notes under the Indenture to become due and payable.

Based on the market price of the Company's common stock as of December 31, 2004, the fair value of the Notes is $69,225,000.

The Notes are due in 2011 and therefore do not have any maturities within the next five years.

Immediately prior to and in connection with the closing of the offering of the Notes, the holders of the Company's Debentures converted the entire $2,500,000 principal amount thereof into 4,166,665 shares of Common Stock. In connection with the conversion, the Company paid the holders $270,247, representing 120% of the future interest payments under the Debentures through November 15, 2005.

NOTE 8 - STOCKHOLDERS' EQUITY

The Company's capital stock as of December 31, 2004 and 2003 consists of 100,000,000 authorized shares of common stock, par value $0.0001 per share, and 20,000 authorized shares of Series B Convertible Preferred stock, par value $0.001 per share.

Series B Convertible Preferred Stock - As of December 31, 2004, Gasco had 2,255 shares of Series B Preferred Stock ("Preferred Stock") issued and outstanding. The Preferred Stock is entitled to receive dividends at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During the year ended December 31, 2004, the Company paid dividends to the holders of its Preferred Stock consisting of 41,959 shares of common stock and $61,973 in cash.

Common Stock - Gasco has 70,590,909 shares of Common Stock issued and 70,517,209 shares outstanding as of December 31, 2004. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, the holders of the Preferred Stock are entitled to vote with shares of common stock on an as-converted basis. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2004 and 2003 are described as follows:

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

During 2004, certain holders of the Company's Preferred Stock converted 9,479 shares of Preferred Stock into 5,958,226 shares of common stock.

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

The compensation expense related to the restricted stock was measured on June 14, 2004 using the trading price of the Company's common stock, the date the restricted shares were issued and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 735,850 unvested shares of restricted stock outstanding as of December 31, 2004 and the compensation expense related to these shares during year ended December 31, 2004 was $312,243.

During the third quarter of 2004, upon vesting of a previous restricted stock grant, an officer of Gasco returned 14,397 of his shares to the Company in satisfaction of his personal tax liability that resulted from the vesting of the restricted stock. The Company canceled these shares during the fourth quarter of 2004.

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

NOTE 9 - STOCK OPTIONS

During 2004, the Company granted an additional 1,410,000 options to purchase shares of common stock to employees, directors and consultants of the Company, at exercise prices ranging from $1.61 to $2.15 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date and expire within ten years from the grant date.

During 2003, the Company granted an additional 1,658,000 options to purchase shares of common stock to employees and directors of the Company, at an exercise price of $1.00 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date. Additionally, the Company cancelled 2,346,664 options to purchase shares of common stock during the first quarter of 2003. The exercise price of the cancelled options ranged from $1.95 to $3.15 per share. None of the 1,658,000 options granted during 2003 were issued to the individuals whose options were cancelled.

As of December 31, 2004 options to purchase an aggregate 7,043,250 shares of the Company's common stock were outstanding. These options were granted during 2004, 2003, 2002 and 2001 to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $3.70 per share. The options vest at varying schedules within two years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants and an officer of the Company, of $73,705, $52,833, and $208,542 was charged to
operations   during  the  years  ended   December  31,  2004,   2003  and  2002,
respectively.

A summary of the options granted to purchase common stock and the changes therein during the years ended December 31, 2004, 2003 and 2002 is presented below.





                                                     2004                         2003                            2002
                                                     ----                         -----                           ----
                                                          Weighted                     Weighted                         Weighted
                                                           Average                      Average                         Average
                                           Number of      Exercise       Number of     Exercise         Number of       Exercise
                                            Options         Price         Options        Price           Options         Price
                                            -------         -----         -------        -----           -------         -----

Outstanding at beginning of year             5,666,586         $ 2.07      6,355,250       $ 2.17          6,392,750        $ 2.23
Granted                                      1,410,000           1.98      1,658,000         1.00            500,000          1.80
Exercised                                     (33,336)           1.00              -                               -
Cancelled                                                        2.18    (2,346,664)         2.18          (537,500)          2.56
                                              ---------          ----    -----------         ----          ---------          ----
Outstanding at end of year                   7,043,250         $ 1.85      5,666,586       $ 1.83          6,355,250        $ 2.17
                                             =========         ======      =========       ======          =========        ======

Exercisable at December 31,                  5,624,417         $ 1.42      4,476,586       $ 2.07          6,027,085        $ 2.06
                                             =========         ======      =========       ======          =========        ======

Weighted average fair value of options granted                 $ 1.28                      $ 0.45                           $ 1.37
                                                               ======                      ======                           ======

Weighted average remaining contractual life of options
    outstanding as of December 31, 2004                         7.1 years
                                                                ===


The following table presents additional information related to the options outstanding as of December 31, 2004.

          Exercise                          Number of     Weighted Average
          Price per    Number of Shares      Shares     Remaining Contractual
            Share        Outstanding        Exercisable     Life (years)
            -----        -----------        ----------       -------
           $1.00           2,558,000       2,298,333           8.1
            1.58             150,000         150,000           3.3
            1.61             100,000          33,334           9.1
            1.73             100,000         100,000           3.2
            1.80              50,000          50,000           6.7
            1.92             735,000         122,500           9.6
            2.00           1,451,000       1,326,000           8.1
            2.15             425,000          70,000           9.6
            2.20               8,000           8,000           2.9
            3.00             650,000         650,000           5.6
            3.10              82,500          82,500           1.8
            3.15             613,750         613,750           1.8
            3.70             120,000         120,000           1.4
                           ---------        --------           ----
        Total              7,043,250        5,624,417           7.1
                           =========        =========           ===

NOTE 10 - STATEMENT OF CASH FLOWS

During the year ended December 31, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     Conversion of $2,500,000 of Debentures into 4,166,665 shares of common stock.

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $29,394.

     Reduction in the asset retirement obligation of $25,188 representing the sale of certain property interests discussed above and a reduction of $55,109 representing a revision to the Company's asset retirement obligation.

     Conversion of 9,479 shares of Preferred Stock into 5,958,226 shares of common stock.

     Issuance of 41,959 shares of common stock in payment of the June 30, 2004 Preferred Stock dividend.

     Issuance of 395,850 shares of restricted common stock to certain of the Company's employees.

     Write - off of fully depreciated furniture and fixtures of $71,514.

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

     Repurchase of 1,400,000 shares of common stock in exchange for a promissory note.

     Noncash stock offering costs of $250,000 incurred in connection with redeemable common stock.

Cash paid for interest was $ 463,769 and $82,392 for the years ended December 31, 2004 and 2003, respectively. There was no cash paid for interest during the year ended December 21, 2002 and there was no cash paid for income taxes in any of the years ended December 31, 2004, 2003 and 2002.

NOTE 11 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following:

                                       2004            2003              2002
                                       ----            ----              ----
Current taxes:
  Federal                              $     -            $   -         $     -
  State                                      -                -               -
Deferred taxes:
  Federal                          (1,371,000)      (2,556,837)        (74,128)
  State                              (157,580)        (285,004)        (68,422)
  Less: valuation allowance          1,528,580        2,841,841         142,550
                                     ---------        ---------         -------
Net income tax provision (benefit)    $     -          $     -          $    -
                                      ========         ========         ======

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for the years ended December 31, 2004, 2003 and 2002 is summarized below:

                                                           2004                 2002              2001
                                                           ----                 ----              ----

Tax provision (benefit) at federal statutory rate      $ (1,429,982)         $ (859,019)      $ (1,920,892)
State taxes, net of federal tax effects                    (104,032)           (188,102)           (45,159)
Valuation adjustment on assets distributed in
  stock redemption                                                 -                   -          1,798,941
Prior year tax return permanent true-up                            -         (1,798,941)                  -
Other Permanent items                                          5,434               4,221             24,560
Valuation allowance                                        1,528,580           2,841,841            142,550
                                                           ---------          ----------            -------
Net income tax provision (benefit)                      $          -         $         -       $          -
                                                           ==========         ==========        ===========

The components of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                                                       2004           2003
                                                       ----           ----
Deferred tax assets:
Federal and state net operating loss carryovers     $ 7,415,121     $4,576,075
Oil and gas property                                    133,530      1,272,043
Deferred compensation                                   362,029        284,805
                                                        -------      ---------
    Total deferred tax assets                         7,910,680      6,132,923
  Less: valuation allowance                         (6,935,384)    (5,406,804)
                                                    -----------    -----------
                                                        975,296        726,119
Deferred tax liabilities:
Other property, plant & equipment                       758,796        318,777
Other                                                   216,500        407,342
                                                        -------        -------
     Total deferred tax liabilities                     975,296        726,119
                                                        -------        -------
Net deferred tax asset                                  $     -        $     -
                                                        =======        =======

The Company has a $19,622,107 net operating loss carryover for federal income tax purposes and a $15,342,165 net operating loss carryover for state income tax purposes as of December 31, 2004. The net operating losses may offset against taxable income through the year ended December 31, 2024. A portion of the net operating loss carryovers begins expiring in 2019. The Company provided a valuation allowance against its deferred tax asset of $6,935,384 and $5,406,804 as of December 31, 2004 and 2003, respectively, since it believes that it is more likely than not that the net deferred tax assets will not be fully utilized on future income tax returns.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

The Royalty Trust had been established by Pannonian Energy, Inc. ("Pannonian") prior to Pannonian becoming a wholly owned subsidiary of Gasco, to provide additional compensation to the employees and founding directors of Pannonian, which included Mr. Bruner and Mr. Erickson, in the form of oil and gas interests. The terms of the Trust Termination and Distribution Agreement ("Termination Agreement") required Gasco to assign to the participants of the Royalty Trust overriding royalty interests that arise out of the production of oil and gas from certain properties as a result of future drilling. The transaction was reviewed and approved by Gasco's Audit Committee and was signed by Mr. Erickson and Mr. Bruner on December 23, 2004.

During May 2004, the Company's Board of Directors authorized the payment of approximately $65,000 to the chairman of the Gasco Board of Directors as reimbursement of legal fees paid by the chairman for legal services provided to the Company.

During the year ended December 31, 2003 a clerical error was made in the payroll process, which caused the president and chief executive officer of the Company, Mark Erickson, to be overpaid by $55,000 during 2003, and $9,196 during the first quarter of 2004. The error was discovered during February 2004, and Mr. Erickson made restitution as soon as possible thereafter. Since the repayment was made as soon as possible, no interest was charged and Mr. Erickson owes no further amounts to the Company. The overpayment of $55,000 was included in the accounts receivable balance of the accompanying financial statements as of December 31, 2003.

During the each of years ended December 31, 2004, 2003 and 2002, the Company paid $120,000 in consulting fees to a company owned by a director of Gasco. The Company is committed to pay $120,000 per year in consulting fees to this company through January 31, 2006. Another director of the Company earned consulting fees of $16,000 from the Company during the year ended December 31, 2002.

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

NOTE 13 - COMMITMENTS

The Company currently leases approximately 3,255 square feet of office space in Englewood, Colorado for approximately $46,000 per year under a lease, which terminates on August 30, 2005. Subsequent to December 31, 2004, as a result of the Company's growth, the Company entered into a new lease for approximately 6,234 square feet of office space which commences April 1, 2005. The lease terminates on March 31, 2010 and the average rent for this space over the life of the lease is approximately $86,500 per year. The Company believes that this new space will meet its needs for the next five years. The following table shows the annual rentals per year for the life of the lease.

        Year Ending December 31,                  Annual Rentals

                  2005                              $   85,796
                  2006                                  79,125
                  2007                                  85,047
                  2008                                  90,970
                  2009                                  96,892
               Thereafter                               24,594
                                                        ------
                                                      $462,424
                                                      ========

Rent expense for the years ending December 31, 2004, 2003 and 2002 was $52,822, $56,970 and $42,055, respectively.

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of the participating employee's compensation to the Plan. The contributions made by the Company totaled $36,225,

$32,708 and $41,726 during the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 15 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2004 and 2003.

            2004                                                  For the Quarter Ended
                                 ----------------------------------------------------------------------------------------
                                       March 31,           June 30,              September 30,            December 31,

Gross revenue                           $751,518          $ 777,155                 $ 817,325               $921,216
Net revenue from oil and
gas operations                           590,450            521,411                   638,084                611,552
Net loss                               (544,086)           (720,981)                 (540,411)            (2,400,352) a
Net loss per share
  basic and diluted                       (0.01)             (0.01)                    (0.01)                 (0.04)

a - The increase in the Company's net loss during the fourth quarter as compared with the previous quarters is primarily due to the additional interest expense related to the conversion of the Debentures of approximately $555,000, the interest expense accrued on the Notes during the fourth quarter of approximately $700,000 and the increased amortization expense related to the offering costs related to the issuance of the Notes of approximately $115,000. The remaining increase is due to higher general and administrative costs due to the increased operational activity and increased depletion expense resulting from the increase in the number of producing wells.

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

NOTE 16 - LITIGATION

On June 9, 2003, Pannonian Energy Inc. ("Pannonian"), a wholly-owned subsidiary of the Company was named as a defendant in a lawsuit filed in the United States District Court of Midland County, Texas. On July 15, 2003, Gasco was also named as defendant in the same lawsuit. The plaintiffs, Burlington Resources Oil & Gas Company LP by BROG GP Inc. its sole General Partner ("Burlington Resources") claimed that Pannonian and Gasco owed them $1,007,894 in unpaid invoices. During March 2004, the Company repaid $900,723 of this liability and during July the Company made a final payment of $100,000 in settlement of this matter. Orders to dismiss both cases with prejudice were filed on July 10, 2004.

NOTE 17 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves as of December 31, 2004 and 2003 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The reserves as of December 31, 2002 were estimated by James R. Stell, independent petroleum engineer. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2004 and 2003 were $42.25 per bbl of oil and $5.56 per Mcf of gas and $29.69 per bbl of oil, and $5.89 per mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate. No consideration has been given to future income taxes as of December 31, 2004, 2003 and 2002, because the tax basis of the Company's properties and net operating loss carryforwards exceed future net cash flows in each of the years presented.

Reserve Quantities
                                              Gas                     Oil
                                              Mcf                     Bbls
Proved Reserves:
      Balance, December 31, 2002             20,622,266              141,652
       Extensions and discoveries             4,446,547               36,288
       Revisions of previous estimates (a)   (9,752,505)             (66,455)
       Sales of reserves in place            (1,458,270)              (8,500)
       Purchases of reserves in place                --                   --
       Production                              (257,035)              (1,998)
                                             -----------             --------

      Balance, December 31, 2003             13,601,003               100,987
       Extensions and discoveries             26,788,308              168,451
       Revisions of previous estimates (b)   (4,940,340)             (28,898)
       Sales of reserves in place            (2,879,772)             (23,712)
       Purchases of reserves in place          7,636,924               62,326
       Production                              (505,967)              (5,080)
                                               ---------             --------

      Balance, December 31, 2004              39,700,156              274,074
                                              ==========             ========

Proved Developed Reserves
      Balance, December 31, 2004              3,916,089                39,103
                                            ===========            ==========
      Balance, December 31, 2003              2,937,388                24,818
                                            ===========            ==========
      Balance, December 31, 2002              5,889,981                34,493
                                            ===========            ==========

(a) The revisions of previous estimates during 2003 was due primarily to a failed re-completion on one of the Company's wells, which resulted in a reduction in the reserves associated with the producing wellbore location and the loss of the surrounding proved undeveloped offset locations.
(b) The revisions of previous estimates during 2004 relate to the write down of the reserves related to two wells and their offset locations resulting from scale deposits in the wellbores.

Standardized Measure of Discounted Future Net Cash Flows

                                                              December 31,
                                                 --------------------- --------------------
                                               2004                2003                 2002
                                               ----                ----                 ----

Future cash flows                             $ 231,958,400      $  83,099,200   $   73,763,406
Future production and development costs       (123,579,100)        (32,804,600)     (38,958,416)
                                              -------------       -------------  ---------------
Future net cash flows before discount           108,379,300         50,294,600       34,804,990
                                                -----------      -------------   ---------------
10% discount to present value                  (76,077,700)       (34,099,500)     (22,492,988)
                                               ------------       -------------  ---------------
Standardized measure of discounted
  future net cash flows                        $ 32,301,600        $16,195,100  $   12,312,002
                                               ============        ===========  ===============


Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                               For the Years Ended December 31,
                                                                             ---------------------- --------------------
                                                                             2004                   2003                 2002
                                                                             ----                   ----                 ----
Standardized measure of discounted future net
   cash flows at the beginning of year                                    $16,195,100  $          12,312,002              $     -
Sales of oil and gas produced, net of production
   Costs                                                                  (2,485,621)              (926,165)             (44,699)
Net changes in prices and production costs                                (4,045,575)             13,209,650                    -
Extensions and discoveries, net of future
   production and development costs                                        34,439,255              7,250,499           21,007,459
Development costs incurred                                                 17,499,346              4,218,902            7,319,184
Changes in estimated future development costs                            (62,687,146)              1,890,021         (31,717,307)
Revisions of previous quantity estimates                                  (1,055,871)            (2,629,973)                    -
Purchases of reserves in place                                              1,654,068                      -                    -
Sales of reserves in place                                                  (623,985)              (391,020)                    -
Accretion of discount                                                       1,619,510              1,231,200                    -
Changes in production rates and other
                                                                           31,792,519           (19,970,016)           15,747,365
                                                                           ----------           ------------           ----------
Standardized measure of discounted future net cash flows at
   the end of year                                                      $ 32,301,600             $16,195,100          $12,312,002
                                                                        =============            ===========          ===========


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the third quarter of 2004, the Company's Audit Committee, certain members of management and Deloitte & Touche LLP ("Deloitte"), the Company's prior independent registered public accounting firm, engaged in several discussions regarding whether Deloitte would continue to provide audit services to us. These discussions focused partly on Deloitte's increased staffing requirements for us and many of Deloitte's other clients, due in part to additional requirements of Rule 404 under the Securities Exchange Act of 1934 and other rules promulgated under the Sarbanes-Oxley Act. Deloitte indicated that it had to make a choice in the deployment of its resources. On September 8, 2004, Deloitte resigned as the Company's independent registered public accounting firm. On September 14, 2004, our Audit Committee engaged Hein & Associates LLP to serve as the Company's independent public accountants for the fiscal year 2004. The Audit Committee has decided to continue to retain Deloitte to advise the Company with respect to tax matters. During Gasco's two most recent fiscal years and the subsequent interim period through September 8, 2004, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on Gasco's consolidated financial statements for such years; and during such period, there were no "reportable events" of the kind listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Internal Control over Financial Reporting

We became an accelerated filer on June 30, 2004 as a result of our market capitalization exceeding $75 million on that date. Because of our status as an accelerated filer, we are required to include management's opinion on the internal controls of the Company in our form 10-K for the year ending December 31, 2004. On November 30, 2004, the SEC issued an exemption order that allows companies with less $700 million in market capitalization as of June 30, 2004, an additional 45 days to file management's annual report on internal control over financial reporting and the related attestation report of the Company's registered public accounting firm.

Many companies had 18 months advance notice from the time that the rules were announced until the date of required compliance. Because of the increase in our market capitalization during the first half of 2004, we did not become an accelerated filer until nine months prior to the compliance date. Further, we were forced to find a new accounting firm during this period when our registered public accounting firm informed us in September 2004 that they would not perform the 2004 audit. As a result our evaluation and our auditor's testing of the internal controls are not complete.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We are in the process of evaluating the effectiveness of the Company's internal control over financial reporting, however for the reasons set forth above we have not completed our assessment as of the date of this annual report. As of the date hereof, we have not identified any errors or irregularities in our financial reporting.

Through our evaluation to date, we have identified the following material weaknesses in our internal control systems:

     1. Insufficient segregation of duties with respect to the review of the bank reconciliation of an account used for general and administrative expenses and the review of certain other general corporate accounts, such as prepaid and other assets.

     2. Insufficient documentation with respect to the review of non-standard journal entries.

     3.   Insufficient documentation of our quarterly closing procedures.

     4. Insufficient documentation of the controls with respect to the output of transactions recorded by our outsourced accounting function with respect to the revenue and joint interest billing processes.

Additional material weaknesses may be uncovered as we complete our evaluation. We have already initiated changes to our control systems to mitigate these weaknesses for 2005.

We anticipate no difficulty in completing our evaluation of the internal controls within the 45 day period following March 16, 2005 and will file an amended 10-K that will include management's report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm required by Item 308(b) of Regulation S-K.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. See "Index to Financial Statements" under Item 8 on page 42.
          2. Financial Statement Schedules - none.
          3. Exhibits

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

2.6 Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 7, 2004).

2.7 Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit
     2.2 of the Company's Current Report on Form 8-K filed September 7, 2004.

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

3.4  Certificate  of  Designation  for  Series  B  Convertible  Preferred  Stock
     (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement, File No. 333-104592).

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

4.7 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 2003, filed on March 26, 2004).

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

4.10 Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004).

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

#10.4Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

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

10.19Termination and Settlement Agreement,  dated as of December 23, 2004, among
     Gasco Energy,  Inc.,  Marc A. Bruner and Mark A. Erickson (Filed as Exhibit
     10.1 to the  Company's  Current  Report  on Form 8-K filed on  October  20,
     2004).

21 List of Subsidiaries (Filed as Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2003, filed on March 26, 2004).

*23.1 Consent of Deloitte & Touche, LLP

*23.2 Consent of Netherland, Sewell & Associates, Inc.

*23.3 Consent of Hein & Associates LLP

*31  Rule 13a-14(a)/15d-14(a) Certifications

*32  Section 1350 Certifications

*  Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                                     Dated:  March 15, 2005



By:      /s/ Mark A. Erickson
         ------------------------------------
           Mark A. Erickson, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                           Title                                       Date

/s/ Mark A. Erickson                 Director and President and Chief Executive Officer                 March 15, 2005
--------------------
Mark A. Erickson

/s/ Marc A. Bruner                   Director                                                           March 15, 2005
---------------------
Marc A. Bruner

/s/ Carl Stadelhofer                 Director                                                           March 15, 2005
--------------------
Carl Stadelhofer

/s/ W. King Grant                    Executive Vice President and Chief Financial Officer               March 15, 2005
-----------------
W. King Grant                        (Principal Financial Officer and Principal Accounting
                                     Officer)

/s/ Carmen Lotito                    Director                                                           March 15, 2005
-----------------
Carmen ("Tony") Lotito

/s/ Charles B. Crowell               Director                                                           March 15, 2005
----------------------
Charles B. Crowell

/s/ Richard S. Langdon               Director                                                           March 15, 2005
----------------------
Richard S. Langdon

/s/ R. J. Burgess                    Director                                                           March 15, 2005
---------------------
R.J. Burgess

/s/ John A. Schmit                   Director                                                           March 15, 2005
------------------
John A. Schmit
