Form 10-K/A
period 2004-12-31
GASCO ENERGY INC
filed 2005-04-29
CIK 1086319

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

      (Registrant's telephone number, including area code): (303) 483-0044

          Securities Registered Pursuant to Section 12 (b) of the Act:

 Title of each class                        Name of exchange on which registered
--------------------------------------     -------------------------------------
Common Stock, par value $.0001 per share          American Stock Exchange

        Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No [ ]

As of June 30, 2004, approximately 45,344,954 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $88,422,660. As of March 15, 2005, approximately 70,517,209 Common Stock, par value $0.0001 per share were outstanding.

================================================================================

                                EXPLANATORY NOTE

         In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Gasco Energy, Inc. (the "Company") omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Report") both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") to provide the information that was omitted from Item 9A of the Original Report. The information contained herein restates in its entirety the information provide under Item 9A in the Original Report. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company's filing of the Original Report.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

         Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of December 31, 2004, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Internal control over financial reporting

         Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with GAAP. These internal controls over financial reporting were designed under the supervision of our management and include policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management's assessment of the effectiveness of our internal controls over financial reporting, is found below.

     Management of the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004. This evaluation was based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. During the course of our evaluation we identified the following material weaknesses:

     1. Insufficient segregation of duties with respect to the review of the bank reconciliation of an account used for general and administrative expenses and the review of certain other general corporate accounts, such as prepaid and other assets. The individual responsible for generating checks from our accounting system was also responsible for reconciling this bank account.

     2. Insufficient documentation with respect to the review of non-standard journal entries. The Chief Financial Officer reviewed each of the transactions that were recorded in non-standard journal entries, however, the documentation of the review by our Chief Financial Officer of the non-standard journal entries themselves did not exist in all cases.

     3. Insufficient documentation of our quarterly closing procedures. During 2004 we did not maintain a written checklist of procedures to be carried out each quarter to close our accounting records for the reporting period. We conducted procedures appropriate to properly close our books, however; the documentation of the physical inventory count at December 31, 2004 and the documentation of the review of the calculations of the asset retirement obligation and equity compensation does not exist.

     4. Insufficient documentation of the controls with respect to the input and output of transactions recorded by our outsourced accounting function with respect to the revenue and joint interest billing processes. We outsourced our accounting function during the third quarter of 2004. Due to the timing of this change of accounting procedures there were an insufficient number of transactions during available for testing.

     Based on the material weaknesses described above, management of the Company concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the COSO.

     These material weaknesses were identified in the fourth quarter of 2004 and the first quarter of 2005 during the audit of our management's report on internal control over financial reporting both by our Chief Financial Officer and our outside auditors. We believe that these weaknesses have been present in our financial controls for an extended period of time. The material weaknesses identified by management with respect to its internal controls over financial reporting existed because of either an insufficient segregation of duties or insufficient documentation of controls. However, the certifying officers believe that these weaknesses were mitigated by other informal procedures carried out by management with respect to the oversight of financial reporting. These informal procedures include the review by management of certain reports and the active participation by management in the preparation and review of our financial statements. Additionally, the relatively small volume of transactions and low pace of activity during 2004 afforded management the opportunity to be intimately familiar with the Company's activities and operations, even to the transaction level, that would not have been possible in a larger company. As such, the certifying officers concluded that the identified weaknesses did not prevent the information required to be disclosed by the Company in its filings with the Commission from being recorded, processed, summarized and reported within the required time periods. Therefore, despite the identification of weaknesses, the certifying officers were able to conclude that the Company's disclosure controls and procedures were effective.

     New or additional control procedures were implemented by management during the first quarter of 2005 with the intent to eliminate each of the material weaknesses described above. These include assigning the responsibility of checking account reconciliation to an employee not responsible for generating checks, documenting the Chief Financial Officer's review of non-standard journal entries and utilizing a written checklist of procedures for closing our accounting records for each reporting period.

Changes in internal control over financial reporting during the fourth quarter of 2004. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that occurred during the fiscal quarter ended December 31, 2004, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

        Management's Report on Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed, under the supervision of the Company's chief
executive  and  chief  financial  officers,   to  provide  reasonable  assurance
regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Management of the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004. This evaluation was based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. During the course of our evaluation we identified the following material weaknesses:

     1. Insufficient segregation of duties with respect to the review of the bank reconciliation of an account used for general and administrative expenses and the review of certain other general corporate accounts, such as prepaid and other assets. The individual responsible for generating checks from our accounting system was also responsible for reconciling this bank account.

     2. Insufficient documentation with respect to the review of non-standard journal entries. The Chief Financial Officer reviewed each of the transactions that were recorded in non-standard journal entries, however, the documentation of the review by our Chief Financial Officer of the non-standard journal entries themselves did not exist in all cases.

     3. Insufficient documentation of our quarterly closing procedures. During 2004 we did not maintain a written checklist of procedures to be carried out each quarter to close our accounting records for the reporting period. We conducted procedures appropriate to properly close our books, however; the documentation of the physical inventory count at December 31, 2004 and the documentation of the review of the calculations of the asset retirement obligation and equity compensation does not exist.

     4. Insufficient documentation of the controls with respect to the input and output of transactions recorded by our outsourced accounting function with respect to the revenue and joint interest billing processes. We outsourced our accounting function during the third quarter of 2004. Due to the timing of this change of accounting procedures there were an insufficient number of transactions during 2004 available for testing.

     Based on the material weaknesses described above, management of the Company concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the COSO.

     The Company's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

     Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on April 28, 2005.

                                             Mark A. Erickson
                                             President & Chief Executive Officer

                                             W. King Grant
                                             Chief Financial Officer


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gasco Energy, Inc.:


We have audited management's assessment, included in the accompanying Managements' report on internal controls over financial reporting, that Gasco Energy, Inc. (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     1. Lack of segregation of duties with respect to the review of the bank reconciliation of an account used for general and administrative purposes.

     2. Insufficient documentation with respect to the review of non-standard journal entries.

     3. Insufficient documentation by the Company of its quarterly closing procedures, including lack of a closing checklist, inventory counts, and review of calculations used to support amounts recorded as asset retirement obligations and equity compensation.

     4. Insufficient documentation of the controls with respect to the input and output of transactions recorded by the outsourced accounting function for the Company for the revenue and joint interest billing processes.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December
31, 2004, based on criteria established in Internal Control--Integrated Framework issued by COSO.


/s/Hein & Associates LLP
HEIN & ASSOCIATES LLP

Denver, Colorado
April 29, 2005

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a) (1) and (2) Financial Statements and Financial Statement Schedules

    None

    (a) (3) Exhibits

               *23.1 Consent of Hein & Associates LLP

               *31.1 Rule 13a-14(a)/15d-14(a) Certifications

               *    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Gasco Energy, Inc.


                            By: /s/ W. King Grant
                               -----------------------
                            W. King Grant
                            Executive Vice President and Chief Financial Officer