Form 10-Q
period 2005-03-31
GASCO ENERGY INC
filed 2005-05-10
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

          8 Inverness Drive East, Suite 100, Englewood, Colorado 80112
                    (Address of principal executive offices)

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Number of Common shares outstanding as of May 10, 2005:   71,341,894



ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                       March 31,            December 31,
                                                                         2005                  2004
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $24,229,089          $ 25,717,081
  Restricted investment                                                 3,277,084             3,535,055
  Short-term investments                                               22,000,000            27,000,000
  Accounts receivable                                                   1,580,003             1,045,044
  Inventory                                                             1,508,196             1,009,914
  Prepaid expenses                                                        332,152               458,555
                                                                      -----------            ----------
          Total                                                       52,926,524             58,765,649
                                                                      -----------            ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                           35,667,806            29,811,483
    Unproved mineral interests                                         17,666,872            18,449,330
    Gathering assets                                                    3,216,447             2,269,580
    Equipment                                                              90,316                89,900
  Furniture, fixtures and other                                           147,041               158,590
                                                                       ----------            ----------
           Total                                                       56,788,482            50,978,883
                                                                       ----------            ----------
  Less accumulated depreciation, depletion and amortization           (2,560,557)           (2,247,032)
                                                                      -----------           -----------
           Total                                                      54,227,925             48,731,851
                                                                      -----------            ----------

OTHER ASSETS
  Restricted investment                                                 7,141,628             6,778,040
  Deferred financing costs                                              2,978,086             3,092,628
                                                                        ---------             ---------
           Total                                                       10,119,714             9,870,668
                                                                       ----------             ---------

TOTAL ASSETS                                                        $ 117,274,163         $ 117,368,168
                                                                    =============         =============













               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                                          March 31,            December 31,
                                                                                            2005                   2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                    $     310,916            $ 1,447,149
  Revenue payable                                                                           409,978                334,765
  Advances from joint interest owners                                                     1,225,534                891,999
  Accrued interest                                                                        1,588,889                695,139
  Accrued expenses                                                                        3,972,088              2,677,352
                                                                                         ----------              ---------
           Total                                                                         7,507,405               6,046,404
                                                                                         ----------              ---------

NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                                         65,000,000             65,000,000
   Asset retirement obligation                                                              121,362                108,566
   Deferred rent expense                                                                     13,735                      -
                                                                                         ----------             ----------
       Total                                                                             65,135,097             65,108,566
                                                                                         ----------             ----------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000  shares authorized;  943 shares issued and outstanding with a liquidation preference of $414,920 in 2005 and 2,255 shares issued and
    outstanding with  a liquidation preference of $992,200 in 2004                                1                      2
  Common stock - $.0001 par value; 100,000,000 shares authorized;
     71,415,594 shares issued and 71,341,894 outstanding in 2005;
     70,590,909 shares issued and 70,517,209 shares outstanding in 2004                       7,142                  7,059
  Additional paid in capital                                                             76,339,572             76,346,463
  Deferred compensation                                                                   (387,040)              (512,440)
  Accumulated deficit                                                                  (31,197,719)           (29,497,591)
  Less cost of treasury stock of 73,700 common shares                                     (130,295)              (130,295)
                                                                                        -----------             ----------
           Total                                                                        44,631,661              46,213,198
                                                                                        -----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 117,274,661           $ 117,368,168
                                                                                     =============-          =============












               The accompanying notes are an integral part of the
                       consolidated financial statements.




                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                   ----------------------------------------
                                                                          2005                      2004

REVENUES
  Gas                                                                 $  714,732                $  701,624
  Oil                                                                     76,795                    49,894
  Gathering                                                              133,767                         -
  Interest income                                                        360,053                    15,257
                                                                       ---------                   -------
          Total                                                        1,285,347                   766,775
                                                                       ---------                   -------

OPERATING EXPENSES
  General and administrative                                           1,223,798                   845,151
  Lease operating                                                        156,432                   161,068
  Gathering operations                                                   224,747                         -
  Depletion, depreciation and amortization                               372,236                   237,135
  Interest expense                                                     1,008,262                    67,507
                                                                       ---------                 ---------
           Total                                                       2,985,475                 1,310,861
                                                                       ---------                 ---------

NET LOSS                                                             (1,700,128)                 (544,086)

Preferred stock dividends                                                (7,162)                  (33,993)
                                                                   -------------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                       $ (1,707,290)               $ (578,079)
                                                                   =============               ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                          $  (0.02)                 $  (0.01)
                                                                       =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                     70,042,691                55,570,587
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





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               -----------------------------------
                                                                                  2005                    2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(1,700,128)          $ (544,086)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                  369,596              232,303
     Accretion of asset retirement obligation                                          2,640                4,832
     Amortization of deferred compensation                                           125,400               27,656
    Amortization of beneficial conversion feature                                          -                8,334
    Non-cash rent expense                                                             13,735                    -
    Amortization of deferred financing costs                                         114,542                9,310
     Changes in operating assets and liabilities:
        Accounts receivable                                                        (534,959)            (370,713)
      Inventory                                                                    (498,282)            (614,825)
      Prepaid expenses                                                               126,403              390,477
        Accounts payable                                                         (1,136,233)            (385,996)
      Revenue payable                                                                 75,213              245,085
      Advances from joint interest owners                                            333,535                    -
        Accrued interest                                                             893,750                    -
        Accrued expenses                                                          1,294,736             (844,220)
                                                                                 -----------          -----------
                Net cash used in operating activities                              (520,052)          (1,841,143)
                                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                       (44,522)             (10,966)
  Cash paid for acquisitions, development and exploration                        (6,639,094)          (4,341,561)
  Proceeds from property sales                                                       828,102                    -
  Proceeds from sale of short-term investments                                     5,000,000                    -
                                                                                   ---------          -----------
               Net cash used in investing activities                               (855,514)          (4,352,527)
                                                                                   ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                                                (6,809)             (20,555)
  Cash designated as restricted                                                    (105,617)                    -
  Exercise of options to purchase common stock                                             -               33,336
  Proceeds from sale of common stock                                                       -           21,500,001
  Cash paid for offering costs                                                             -          (1,429,659)
                                                                                   ----------         -----------
  Net cash provided by (used in) financing activities                              (112,426)           20,083,123
                                                                                   ---------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    (1,487,992)           13,888,753

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                           25,717,081            3,081,109
                                                                                ------------         ------------

    END OF PERIOD                                                               $ 24,229,089         $ 16,969,862
                                                                                ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas reserves in the western United States. "Our", "we", and "us" as used herein also refer to Gasco Energy, Inc.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries.

Restricted Investment

The restricted investment balance represents funds invested in U.S. government securities in an amount sufficient to provide for the payment of the first six semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"). The current portion of restricted cash represents the interest payments that are due within the current year and the non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value.

Short-term Investments

The Company's short-term investments consist primarily of preferred auction rate securities, which are classified as available-for-sale. Preferred auction rate securities represent preferred shares issued by closed end funds and are typically traded at auctions that are held periodically where the dividend rate for the next period is set. The Company invests in AAA/Aaa rated preferred auctions that have a dividend rate period of 28 days or less. These securities are stated at fair value based on quoted market prices. The income earned on these investments is included in interest income in the accompanying financial statements.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

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

Asset Retirement Obligation

The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value is included in proved oil and gas properties on the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

                                                    Three Months Ended March 31,
                                                     2005               2004

        Balance beginning of period                 $108,566         $ 142,806
          Liabilities incurred                        10,156            54,212
          Liabilities settled                              -                 -
          Revisions in estimated cash flows                -                 -
          Accretion expense                            2,640             4,832
                                                  ----------        ----------
        Balance end of period                      $ 121,362         $ 201,850
                                                  ==========         =========


Revenue Recognition
Oil and gas revenue is recognized as income when the oil or gas is produced and sold. The Company records revenues from the sales of natural gas and crude oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.
The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances during the periods presented in the accompanying financial statements were not significant.

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

As of March 31, 2005, we had 71,341,894 shares of common stock outstanding. As of such date, there were 7,735,992 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock. Additional options may be granted to purchase 3,825,721 shares of common stock under our stock option plan and an additional 179,150 shares of common stock are issuable under our restricted stock plan. As of December 31, 2004, and as of December 31 of each succeeding year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to 87,591,894 shares (this number assumes no exercise of the options or rights described above or conversion of the Series B Convertible Preferred Stock).

In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement was effective for all periods after March 31, 2004, and required prior periods to be restated. As the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                                            For the Three Months Ended March 31,
                                                                  2005                       2004
                                                                  ----                       ----
Net loss attributable to common shareholders:
    As reported                                               $(1,707,290)              $(578,079)
    Add: Stock-based employee compensation
      included in net loss (a)                                     106,713                  27,656
    Less: Stock based employee compensation
      determined under the fair value based method               (376,872)               (145,193)
                                                                 ---------               ---------
   Pro forma                                                  $(1,977,449)              $(695,616)
                                                               ===========              ==========
Net loss per common share:
   As reported                                                    $ (0.02)                $ (0.01)
                                                                    ======                  ======
   Pro forma                                                        (0.03)                  (0.01)
                                                                    ======                  ======

(a) Represents the compensation expense associated with the Company's restricted stock awards.

The fair value of the common stock options granted during 2005 and 2004, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                                  2005              2004
       Expected dividend yield                     --                --
       Expected price volatility                  79 %            79 %-87%
       Risk-free interest rate                    3.7%            3.2%-3.7%
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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company has not yet completed its evaluation but expects the adoption SFAS No. 123(R) to have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure above. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 had no effect on the Company's financial statements, effective in the fourth quarter of 2004.

NOTE 3 - STOCK TRANSCTIONS

During the first three months of 2005, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 1,312 shares of Preferred Stock into 824,685 shares of common stock.

During January 2005, the Company granted an additional 100,000 options to purchase shares of common stock to one of its employees at an exercise price $3.91 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date and expire within ten years from the grant date.

NOTE 4 - PROPERTY DISPOSITION

During 2004, the Company completed a disposition of net profits interests between 18.75% and 25% in the 8 wells that have been drilled in the Riverbend area in Utah during 2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow third party investors to become a party to our service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells. These investors have the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

The cash received by the Company consisted of $4,314,984, which represented the purchase price for the transaction of $4,790,387 less adjustments of $327,227 for net revenue minus lease operating expense for the properties from June 2004 and $148,176, representing a commission to the purchasers' financial advisor, which the Company agreed to pay.

The following unaudited pro forma consolidated results of operations are presented as if the disposition occurred on January 1, 2004. The actual results of operations are the same as the pro forma results for the three months ended March 31, 2005.

                                                           For the Three Months
                                                             Ended March 31,
                                                                   2004

     Revenue                                                     $ 614,425
     Net Loss                                                    (681,900)
     Net Loss Attributable to Common
       Stockholders                                              (715,893)

     Net Loss per Common Share - Basic  and Diluted                $(0.01)

NOTE 5 - STATEMENT OF CASH FLOWS

During the three months ended March 31, 2005, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $10,156.

     - Conversion of 1,312 shares of Preferred Stock into 824,685 shares of common stock.

During the three months ended March 31, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $54,212.

     - Conversion of 6,597 shares of Preferred Stock into 4,146,684 shares of common stock.

Cash paid for interest during the three months ended March 31, 2004 was $49,863. There was no cash paid for interest during the three months ended March 31, 2005 and there was no cash paid for income taxes during the three months ended March 31, 2004 and 2005.

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2004 and through the first quarter of 2005 due to factors such as inventory levels of gas storage, different temperatures in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The increased drilling activity resulting from the higher oil and gas prices has also decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so.

Recent Developments

In January 2004, we entered into agreements, which were subsequently amended during July 2004, with a group of industry service providers to accelerate the development of our oil and gas properties by drilling up to 50 wells in our Riverbend Project in Utah's Uinta Basin. The development of this project is contemplated to proceed in increments of 10-well bundles to be approved by the parties on an ongoing basis. To secure our obligations under the agreements, we have pledged our interests in each of the wells that we drill. Under these agreements, the service providers have the exclusive right to provide their services in the development of the Riverbend acreage. Under these agreements, we have agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs. The remaining development costs are funded by third party investors that are also parties to the agreements. Our interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

During the fourth quarter of 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced late in 2004. The Company's capital budget for this area during 2005 is anticipated to be $38,000,000 for the drilling of 20 wells in this area.

During the quarter ended March 31, 2005, the Company spudded and reached total depth on five gross wells (approximately 2.9 net wells) in the Riverbend area. We also conducted initial completion operations on five wells and re-entered four wells to complete pay zones that were behind pipe. As of March 31, 2005, we had 24 gross wells on production and two additional gross wells awaiting completion. We currently have three drilling rigs operating in the Uinta Basin Riverbend project area.

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

The Company re-entered one of its wells in the Muddy Creek Project in the Greater Green River Basin Area in Wyoming during 2004 and the well is currently producing. The Company is also considering several options for its properties in this area such as the farm-out or sale of some of its acreage and other similar type transactions.

The Company is continuing to pay leasehold rentals and other minimum geological expenses to preserve its acreage positions on its California prospects. The Company is also actively pursuing a partner to test this acreage for hydrocarbon potential.

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three months ended March 31, 2005 and 2004. The Mcfe calculations assume a conversion of 6 Mcfs for each Bbl of oil.

                                         For the Three Months Ended
                                                 March 31,
                                           2005              2004
                                        -----------    -------------

         Natural gas production (Mcf)      137,838          126,028
         Average sales price per Mcf         $5.19            $5.53

         Oil production (Bbl)                1,549            1,520
         Average sales price per Bbl        $49.58           $32.83

         Production (Mcfe)                 147,132          135,928


During the three months ended March 31, 2005, the Company's oil and gas production increased by approximately 8% primarily due to the Company's drilling projects, completions, and recompletions that took place during 2004 and 2005. The increased production was partially offset by decreased production resulting from the Company's disposition of net profits interests of between 18.75% and 25% in 8 wells in the Riverbend area of Utah during the third quarter of 2004 and by normal production declines in existing wells.

Gasco's 2005 capital budget is approximately $38 million for the drilling, completion and pipeline connection of 20 wells in the Riverbend Project. The Company is currently drilling with three rigs in the Riverbend area. The Company anticipates an overall increase in its compensation expense because it will have to hire additional personnel to manage the workload associated with its operational plan for 2005.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three months ended March 31, 2005 and 2004.

                                                For the Three Months Ended
                                                         March 31,
                                               --------------------------------
                                                   2005                2004
                                                   ----                ----

Net cash used in operations                     $ (520,052)     $ (1,841,143)
Net cash used in investing activities             (855,514)       (4,352,527)
Net cash provided by (used in) financing
 activities                                       (112,426)        20,083,123
Net increase (decrease) in cash                 (1,487,992)        13,888,753

Cash used in operations during 2005 and 2004 is primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the Company's producing wells. The decrease in cash used in operations during 2005 is primarily the result of the fluctuations in the Company's operating assets and liabilities due to the Company's increased drilling and completion activity. See further discussion under Results of Operations.

The Company's investing activities during 2005 and 2004 related primarily to the Company's development and exploration activities. These activities consisted of the Company's drilling projects in the Riverbend area and the costs associated with the Company's acreage in Utah, Wyoming and California. The decrease in cash used in investing activities during 2005 is primarily due to the proceeds from the Company's sale of $5,000,000 of short term investments.

The financing activity during 2004 consisted primarily of the sale of 14,333,334 shares of common stock for gross proceeds of $21,500,001, cash paid for offering costs of $1,429,659, preferred dividends of $20,555 and $33,336 of proceeds from the exercise of options to purchase common stock. The financing activity during 2005 is comprised of preferred dividends and the designation of restricted cash.

Capital Budget

In January 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Gasco has agreed that the Service Parties will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig, with the drilling of additional 10-well bundles being subject to the approval of the group. The Company is currently using three drilling rigs and has commenced drilling of the second 10-well bundle under this project. If the group agrees, drilling may be accelerated using additional rigs. Two of the drilling rigs are currently drilling the second 10-well bundle. Under this agreement, the Company has agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs and an additional capital partner providing 25% of the total development costs. The service providers are not required to expend more than a total of $13.5 million for development of a given bundle. Furthermore, the service providers are not obligated to provide any services unless each is satisfied that we will be able to meet our cash expenditure requirements. The Company's interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

To secure its obligations under the agreement described above, the Company has pledged its interests in each of the wells in each bundle.

During the fourth quarter of 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced upon completion of the first bundle. The Company and the Service Parties are currently reviewing the third 10-well bundle which is not anticipated to commence before the third quarter of 2005.

The Company's capital budget for 2005 is anticipated to be $38 million for the drilling, completion and pipeline connection of 20 gross or 13 to 14 net wells in Gasco's Riverbend Project in the Uinta Basin of Utah. Pending notification by industry partners of their decision to participate in Gasco's proposed 2005 drilling program, the Company would expect to spend up to an additional $5 million to drill 10 gross and two net wells. The initial capital budget does not include surface infrastructure costs associated with gathering system improvements. The anticipated 2005 gathering system budget is $2 million to $3 million, or approximately $100,000 per well for compression and pipeline hook-up. The Company plans to add a fourth drilling rig during the last half of 2005.

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

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its note payable, operating leases, employment contracts and consulting agreement for the periods specified as of March 31, 2005.

                                                                        Payments due by Period
Contractual Obligations                              Total          1 year       2-3 years        4-5 years     After 5 years
                                                     -----          ------       ---------        ---------     -------------
Convertible Notes Principal
    and Interest                               $88,287,153      $3,575,000      $7,150,000      $ 7,150,000      $ 70,412,153
Operating Lease - office space                     437,517         101,023         164,816          164,816             6,862
Employment Contracts                               391,667         391,667               -                -                 -
Consulting Agreement                               100,000         100,000               -                -                 -
                                                   -------       ---------       ----------      ----------       -----------
Total Contractual Cash Obligations            $ 89,216,337      $ 4,167,690      $7,314,816     $ 7,314,816       $70,419,015
                                              ============      ===========      ==========     ===========       ===========

The Company's current office lease expires on August 30, 2005. During the first quarter of 2005, the Company entered into a new lease which commences May 23, 2005 and terminates on May 31, 2010. The table above includes future obligations that will exist as a result of the new lease.

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

         Oil and Gas Properties and Reserves

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

                                                For the Three Months
                                                  Ended March 31,
                                             2005                2004

    Natural gas production (Mcf)            137,838             126,808
    Average sales price per Mcf              $ 5.19              $ 5.53
    Oil production (Bbl)                      1,549               1,520
    Average sales price per Bbl             $ 49.58             $ 32.83
    Production (Mcfe)                       147,132             135,928
    Expenses per Mcfe:
       Lease operating                       $ 1.06              $ 1.18
       Depletion and impairment              $ 2.53              $ 1.60


The First Quarter of 2005 compared to the First Quarter of 2004

Oil and gas revenue increased $40,009 during the first quarter of 2005 compared with the first quarter of 2004 due to an increase in gas production of 11,030 Mcf and an increase in oil production of 29 bbls during the first quarter of 2004 combined with an increase in the average oil prices of $16.75 per bbl partially offset by a decrease in the average gas price of $0.34 per Mcf during the first quarter of 2005. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2004 and 2005. The increase is partially offset by decreased production resulting from the Company's disposition of approximately 50% of its revenue interest in two wells in accordance with its service party arrangements as discussed above and by normal production declines on the existing wells.

The gathering income of $133,767 during the quarter ended March 31, 2005 represents the income earned from the Riverbend area pipeline that was constructed by the Company during 2004.

Interest income increased $344,796 during the first quarter of 2005 compared with the first quarter of 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2005 relating primarily to proceeds from the Company's $65,000,000 Convertible Note issuance during October 2004.

General and administrative expense increased by $378,647 during 2005 as compared with 2004, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $125,000 in legal and consulting fees associated with the Company's property and financing transactions, approximately $100,000 in audit fees associated with the Company's audit of internal controls as required under the Sarbanes Oxley Act of 2002, $98,000 in stock based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants, and approximately $55,000 in costs related to increased shareholder communications relating to the Company's expanded operational activity. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Gathering operation expense during 2005 relates to the operations of the Company's pipeline in the Riverbend area that was constructed by the Company during 2004.

Depletion, depreciation and amortization expense during 2005 is comprised of $356,000 of depletion expense related to the Company's proved oil and gas properties, $13,596 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $2,640 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2004 consists of $218,000 of depletion expense, $14,303 of depreciation expense and $4,832 of accretion expense. The increase in depletion expense during 2005 as compared with 2004 is due primarily to the increase in production resulting from the Company's increased drilling and completion activity discussed above.

Interest expense during 2005 consists of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004. Interest expense during 2004 consists of the interest on the Company's outstanding Convertible Debentures that were converted into common stock during October 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company has not yet completed its evaluation but expects the adoption SFAS No. 123(R) to have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure above. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 had no effect on the Company's financial statements, effective in the fourth quarter of 2004.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed under the caption "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2004. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                      GLOSSARY OF NATURAL GAS AND OIL TERMS

         The following is a description of the meanings of some of the natural gas and oil industry terms used in this annual report.

         Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this annual report in reference to crude oil or other liquid hydrocarbons.

         Bbl/d. One Bbl per day.

         Bcf. Billion cubic feet of natural gas.

         Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

         Completion. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

         Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

         Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

         Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir. Generally, an exploratory well is any well that is not a development well, a service well, or a stratigraphic test well.

         Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

         Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

         Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

         Lead. A specific geographic area which, based on supporting geological, geophysical or other data, is deemed to have potential for the discovery of commercial hydrocarbons.

         MBbls. Thousand barrels of crude oil or other liquid hydrocarbons.

         Mcf. Thousand cubic feet of natural gas.

         Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         MMBls. Million barrels of crude oil or other liquid hydrocarbons.

         MMBtu. Million British Thermal Units.

         MMcf. Million cubic feet of natural gas.

         MMcf/d. One MMcf per day.

         MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells, as the case may be.

         Net feet of pay. The true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

         Present value of future net revenues or present value or PV-10. The pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

         Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

         Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

         Proved area. The part of a property to which proved reserves have been specifically attributed.

         Proved developed oil and gas reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

         Proved oil and gas reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based. Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (b) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and natural gas liquids that may occur in undrilled prospects; and (d) crude oil, natural gas and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

         Proved properties.  Properties with proved reserves.

         Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

         Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

         Service well. A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

         Stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily arc drilled without the intention of being completed for hydrocarbon production. This classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic test wells are classified as (a) "exploratory type," if not drilled in a proved area, or (b) "development type," if drilled in a proved area.

         Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

         Unproved properties.  Properties with no proved reserves.

         Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.


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


ITEM 4 - CONTROLS AND PROCEDURES


Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of March 31, 2005, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

The Company has not completed its evaluation of the recently implemented changes it believes are required to remediate the following previously reported material weaknesses in internal control over financial reporting.

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

New or additional control procedures were implemented by management during the first quarter of 2005 with the intent to eliminate each of the material weaknesses described above. These include assigning the responsibility of checking account reconciliation to an employee not responsible for generating checks, documenting the Chief Financial Officer's review of non-standard journal entries and utilizing a written checklist of procedures for closing our accounting records for each reporting period. Because these additional controls have been recently implemented, there has not been sufficient time or a sufficient number of transactions to evaluate the effectiveness of these additional controls.

Other than the changes discussed above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     4.1 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003).

     4.2 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 2003, filed on March 26, 2004.

     4.3 Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004).

     4.4 Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004).

     4.5 Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc.

     *31  Rule 13a-14(a)/15d-14(a) Certifications.

     *32  Section 1350 Certifications

     *    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GASCO ENERGY, INC.



Date:  May 10, 2005                   By:  /s/ W. King Grant
                                       ----------------------------
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer