Form 10-K/A
period 2004-12-31
GASCO ENERGY INC
filed 2005-05-17
CIK 1086319

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

      (Registrant's telephone number, including area code): (303) 483-0044

          Securities Registered Pursuant to Section 12 (b) of the Act:

  Title of each class                       Name of exchange on which registered
------------------------                  --------------------------------------
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

As of June 30, 2004, approximately 45,344,954 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $88,422,660. As of March 15, 2005, approximately 70,517,209 shares of Common Stock, par value $0.0001 per share were outstanding.
================================================================================

                                EXPLANATORY NOTE

         The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K (the "Amendment") to file restated officer certifications that include language that was inadvertently omitted from the certificates previously filed as exhibits to the Company's Amendment No. 1 to its Annual Report on Form 10-K filed on April 29, 2005. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company's filing of the original report.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a) (1) and (2) Financial Statements and Financial Statement Schedules

             None

    (a) (3) Exhibits

            *31.1    Rule 13a-14(a)/15d-14(a) Certifications

            * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2005.

                            Gasco Energy, Inc.


                            By:  /s/ W. King Grant
                            -------------------------------------------------
                            W. King Grant
                            Executive Vice President and Chief Financial Officer