Form 10-Q
period 2005-06-30
GASCO ENERGY INC
filed 2005-08-09
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

         14 Inverness Drive East, Suite H-236, Englewood, Colorado 80112
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Number of Common shares outstanding as of August 9, 2005:    71,594,578


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                                                             GASCO ENERGY, INC.
                                                        CONSOLIDATED BALANCE SHEETS
                                                                (Unaudited)


                                                                         June 30,             December 31,
                                                                           2005                  2004
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $20,642,843          $ 25,717,081
  Restricted investment                                                   3,277,084             3,535,055
  Short-term investments                                                 13,000,000            27,000,000
  Accounts receivable
     Joint interest billings                                              4,015,253               429,779
     Revenue                                                              1,207,085               615,265
  Inventory                                                                 566,440             1,009,914
  Prepaid expenses                                                          274,699               458,555
                                                                        -----------            ----------
          Total                                                         42,983,404             58,765,649
                                                                        -----------            ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                             46,554,580            29,811,483
    Unproved mineral interests                                           17,945,375            18,449,330
    Gathering assets                                                      3,560,325             2,469,580
    Equipment                                                                97,398                89,900
  Furniture, fixtures and other                                             168,886               158,590
                                                                         ----------            ----------
           Total                                                         68,326,564            50,978,883
                                                                         ----------            ----------
  Less accumulated depreciation, depletion and amortization             (3,322,087)           (2,247,032)
                                                                        -----------           -----------
           Total                                                        65,004,477             48,731,851
                                                                        -----------            ----------

OTHER ASSETS
  Restricted investment                                                   5,556,489             6,778,040
  Deferred financing costs                                                2,863,544             3,092,628
                                                                       ------------          ------------
           Total                                                          8,420,033             9,870,668
                                                                       ------------          ------------
TOTAL ASSETS                                                          $ 116,407,914         $ 117,368,168
                                                                      =============         =============











               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                                             GASCO ENERGY, INC.
                                                  CONSOLIDATED BALANCE SHEETS (continued)
                                                                (Unaudited)

                                                                                        June 30,              December 31,
                                                                                          2005                    2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                 $     1,454,997            $ 1,447,149
  Revenue payable                                                                          781,131                334,765
  Advances from joint interest owners                                                    2,508,560                891,999
  Accrued interest                                                                         844,098                695,139
  Accrued expenses                                                                       1,812,213              2,677,352
                                                                                        ----------              ---------
           Total                                                                        7,400,999               6,046,404
                                                                                        ----------              ---------

NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                                        65,000,000             65,000,000
   Asset retirement obligation                                                             156,665                108,566
   Deferred rent expense                                                                    53,724                      -
                                                                                        ----------             ----------
       Total                                                                            65,210,389             65,108,566
                                                                                        ----------             ----------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000  shares authorized;  943 shares issued and outstanding with a liquidation preference of $414,920 in 2005 and 2,255 shares issued and
    outstanding with  a liquidation preference of $992,200 in 2004                               1                      2
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     71,420,136 shares issued and 71,346,436 outstanding in 2005;
     70,590,909 shares issued and 70,517,209 shares outstanding in 2004                      7,142                  7,059
  Additional paid in capital                                                            76,332,167             76,346,463
  Deferred compensation                                                                  (215,903)              (512,440)
  Accumulated deficit                                                                 (32,196,586)           (29,497,591)
  Less cost of treasury stock of 73,700 common shares                                    (130,295)              (130,295)
                                                                                       -----------            -----------
           Total                                                                       43,796,526              46,213,198
                                                                                       -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 116,407,914           $ 117,368,168
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





                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                           Three Months Ended
                                                                                June 30,
                                                                 ----------------------------------------
                                                                        2005                       2004
REVENUES
  Gas                                                             $  1,760,425                $  731,163
  Oil                                                                  111,441                    45,992
  Gathering                                                            322,130                         -
  Interest income                                                      354,904                    33,148
                                                                     ---------                   -------
          Total                                                      2,548,900                   810,303
                                                                     ---------                   -------

OPERATING EXPENSES
  General and administrative                                         1,374,923                   918,083
  Lease operating                                                      205,270                   255,744
  Gathering operations                                                 191,781                         -
  Depletion, depreciation and amortization                             767,470                   264,204
  Interest expense                                                   1,008,323                    93,253
                                                                     ---------                 ---------
           Total                                                     3,547,767                 1,531,284
                                                                     ---------                 ---------

NET LOSS                                                             (998,867)                 (720,981)

Preferred stock dividends                                             (14,050)                  (78,893)
                                                                 -------------               -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $ (1,012,917)               $ (799,874)
                                                                 =============               ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $  (0.01)                 $  (0.01)
                                                                     =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                   70,677,053                63,369,148
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







                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                          Six Months Ended
                                                                              June 30,
                                                                 ----------------------------------------
                                                                        2005                      2004
REVENUES
  Gas                                                             $  2,475,157               $ 1,432,787
  Oil                                                                  188,236                    95,886
  Gathering                                                            455,897                         -
  Interest income                                                      714,957                    48,405
                                                                     ---------                 ---------
          Total                                                      3,834,247                 1,577,078
                                                                     ---------                 ---------

OPERATING EXPENSES
  General and administrative                                         2,598,721                 1,763,234
  Lease operating                                                      361,702                   416,812
  Gathering operations                                                 416,528                         -
  Depletion, depreciation and amortization                           1,139,706                   501,339
  Interest expense                                                   2,016,585                   160,760
                                                                     ---------                 ---------
           Total                                                     6,533,242                 2,842,145
                                                                     ---------                 ---------

NET LOSS                                                           (2,698,995)               (1,265,067)

Preferred stock dividends                                             (21,212)                 (112,886)
                                                                 -------------              ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $ (2,720,207)             $ (1,377,953)
                                                                 =============             =============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $  (0.04)                 $  (0.02)
                                                                     =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                   70,128,560                59,271,972
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





                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                   2005                    2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $(2,698,995)        $ (1,265,067)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                 1,133,707              491,676
     Accretion of asset retirement obligation                                           5,999                9,663
     Stock compensation                                                               378,969               90,524
    Amortization of beneficial conversion feature                                           -               16,668
    Non-cash rent expense                                                              23,724                    -
    Landlord incentive payment                                                         30,000
    Amortization of deferred financing costs                                          229,084               18,620
     Changes in operating assets and liabilities:
        Accounts receivable                                                       (4,177,294)            (589,504)
      Inventory                                                                       443,474            (949,342)
      Prepaid expenses                                                                183,856              102,012
        Accounts payable                                                             (67,586)              232,116
      Revenue payable                                                                 446,366              484,233
      Advances from joint interest owners                                           1,616,561              214,993
        Accrued interest                                                              148,959                    -
        Accrued expenses                                                            (865,139)            (633,558)
                                                                                  -----------          -----------
                Net cash used in operating activities                             (3,168,315)          (1,776,966)
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                        (68,948)             (37,551)
  Cash paid for acquisitions, development and exploration                        (18,123,387)          (7,461,894)
  Proceeds from property sales                                                        828,102                    -
  Proceeds from sale of short-term investments                                     14,000,000                    -
                                                                                   ----------          -----------
               Net cash used in investing activities                              (3,364,233)          (7,499,445)
                                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                                                (21,212)             (20,569)
  Cash designated as restricted                                                     (159,020)                    -
  Cash undesignated as restricted                                                   1,638,542              250,000
  Exercise of options to purchase common stock                                              -               33,336
  Proceeds from sale of common stock                                                        -           21,500,001
  Cash paid for offering costs                                                                         (1,429,659)
                                                                                    ----------         -----------
  Net cash provided by financing activities                                         1,458,310           20,333,109
                                                                                    ---------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                     (5,074,238)           11,056,698

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                            25,717,081            3,081,109
                                                                                 ------------          -----------
    END OF PERIOD                                                                $ 20,642,843         $ 14,137,807
                                                                                 ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All significant intercompany transactions have been eliminated.

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

Asset Retirement Obligation

The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations, " which required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

                                                Six Months Ended June 30,
                                              2005                     2004

    Balance beginning of period              $108,566               $ 142,806
      Liabilities incurred                     42,100                  67,654
      Liabilities settled                           -                (13,442)
      Revisions in estimated cash flows             -                       -
      Accretion expense                         5,999                   9,663
                                           ----------              ----------
    Balance end of period                  $ 156,665               $ 206,681
                                           ==========              =========


Revenue Recognition
Oil and gas revenue is recognized as income when the oil or gas is produced and sold. The Company records revenues from the sales of natural gas and crude oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances during the periods presented in the accompanying financial statements were not significant.

Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock"), the 5.50% Convertible Senior Notes due 2011 (the "Notes") and the outstanding common stock options have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

As of June 30, 2005, we had 71,346,436 shares of common stock outstanding. As of such date, there were 9,262,250 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock. Additional options may be granted to purchase 1,556,721 shares of common stock under our stock option plan and an additional 179,150 shares of common stock are issuable under our restricted stock plan. As of December 31, 2004, and as of December 31 of each succeeding year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the Notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to 87,596,436 shares (this number assumes no exercise of the options or rights described above or conversion of the Series B Convertible Preferred Stock).

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                                      For the Three Months Ended            For the Six Months Ended
                                                                June 30,                            June 30,
                                                         2005              2004              2005              2004
                                                         ----              ----              ----              ----
Net loss attributable to common shareholders:
    As reported                                        $(1,012,917)        $(799,874)      $ (2,720,207)    $ (1,377,953)
    Add: Stock-base employee compensation
      included in net loss (a)                              101,045            44,442            207,758           72,098

    Less: Stock based employee compensation
      determined under the fair value based method          625,341           161,979          1,002,213          379,270
   Pro forma                                           $(1,537,213)       $ (917,411)      $ (3,514,662)    $ (1,685,125)

Net loss per common share:
   As reported                                             $ (0.01)          $ (0.01)           $ (0.04)         $ (0.02)
   Pro forma                                                 (0.02)            (0.01)             (0.05)           (0.03)

(a) Represents the compensation expense associated with the Company's restricted stock awards.

The fair value of the common stock options granted during 2005 and 2004, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                                   2005              2004
        Expected dividend yield                     --                --
        Expected price volatility                75%-79%            79%-87%
        Risk-free interest rate                    3.7%            3.2%-3.7%
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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our financial statements.

NOTE 3 - STOCK TRANSACTIONS

During the first six months of 2005, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 1,312 shares of Preferred Stock into 824,685 shares of common stock.

During January 2005, the Company granted 100,000 options to purchase shares of common stock to one of its employees at an exercise price of $3.91 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date. During June 2005, the Company granted an additional 2,205,000 options to purchase shares of common stock to its employees, directors and outside consultants at an exercise price of $3.39 per share. The options issued to the

Company's directors vest 25% at the end of each calendar quarter beginning September 30, 2005 and the remaining options vest 16 2/3% at the end of each four-month period after the issuance date. All of the options issued expire within ten years from the grant date.

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

The following unaudited pro forma consolidated results of operations are presented as if the disposition occurred on January 1, 2004. The actual results of operations are the same as the pro forma results for the three and six months ended June 30, 2005 and for the three months ended June 30, 2004.

                                                      For the Six Months Ended
                                                              June 30,
                                                                2004

     Revenue                                                $ 1,727,449
     Net Loss                                               (1,195,970)
     Net Loss Attributable to Common
       Stockholders                                         (1,288,201)

     Net Loss per Common Share - Basic  and Diluted             $(0.02)

NOTE 5 - STATEMENT OF CASH FLOWS

During the six months ended June 30, 2005, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $42,100.

     - Conversion of 1,312 shares of Preferred Stock into 824,685 shares of common stock.

     -    Write-off of fully depreciated furniture and fixtures of $58,652.

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

Cash paid for interest during the six months ended June 30, 2005 and 2004 was $1,638,542 and $135,014, respectively. There was no cash paid for income taxes during the six months ended June 30, 2005 and 2004.

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher realized oil and gas prices during 2004 and through the second quarter of 2005 due to factors such as inventory levels of gas storage, different temperatures in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The increased drilling activity in the Company's areas of operations resulting from the higher oil and gas prices has also decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so.

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

During the six months ended June 30, 2005, the Company spudded 11 gross wells (approximately 6.8 net wells) and reached total depth on nine gross wells (approximately 4.8 net wells) in the Riverbend area. We also conducted initial completion operations on 12 wells and re-entered eight wells to complete pay zones that were behind pipe. As of June 30, 2005, we had 30 gross wells on production and one well flowing back frac fluid from recent completion operations. We currently have three drilling rigs operating in the Uinta Basin Riverbend project area.

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

The Company re-entered one of its wells in the Muddy Creek Project in the Greater Green River Basin Area in Wyoming during 2004 and the well is currently producing intermittantly. The Company continues to consider several options for its properties in this area such as the farm-out or sale of some of its acreage and other similar type transactions.

During the first six months of 2005 the Company entered into a farm-out agreement under which an unrelated entity has committed to drill one well on our acreage in the San Luis Obispo and Kern Counties California prior to November 2005. Under this agreement Gasco will contribute the acreage and the unrelated entity will pay the drilling and completion costs. Gasco will retain a 25% interest if the well is successful. The Company is also continuing to pay leasehold rentals and other minimum geological expenses to preserve its acreage positions on its remaining California prospects.

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three and six months ended June 30, 2005 and 2004. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                      For the Three Months Ended            For the Six Months Ended
                                               June 30,                           June 30,
                                       2005              2004               2005             2004
                                      ----------    ------------       ------------    -----------------

Natural gas production (Mcf)            287,420         122,694            425,258              249,502
Average sales price per Mcf               $6.12           $5.96              $5.82               $ 5.74

Oil production (Bbl)                      2,125           1,265              3,674                2,785
Average sales price per Bbl              $52.44          $36.36             $51.23              $ 34.34

Production (Mcfe)                       300,170         130,840            447,302              266,212


During the three and six months ended June 30, 2005, the Company's oil and gas production increased by approximately 129% and 68% primarily due to the Company's drilling projects, completions, and recompletions that took place during 2004 and 2005. The increased production was partially offset by decreased production resulting from the Company's disposition of net profits interests of between 18.75% and 25% in 8 wells in the Riverbend area of Utah during the third quarter of 2004 and by normal production declines in existing wells.

Gasco's 2005 capital budget is approximately $38 million for the drilling, completion and pipeline connection of 20 wells in the Riverbend Project. The Company is currently drilling with three rigs in the Riverbend area and believes that it is on track to drill and complete 20 gross wells (13 net wells) for the full-year 2005. The Company anticipates an overall increase in its compensation expense because it will have to hire additional personnel to manage the workload associated with its operational plan for 2005. The Company also continues to incur higher drilling and operating costs resulting from the increased drilling activity in this area.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the six months ended June 30, 2005 and 2004.

                                                For the Six Months Ended
                                                        June 30,
                                             -----------------------------------
                                                  2005                     2004
                                                  ----                     ----

Net cash used in operations                  $ (3,168,315)         $ (1,776,966)
Net cash used in investing activities          (3,364,233)           (7,499,445)
Net cash provided by financing activities       1,458,310             20,333,109
Net increase (decrease) in cash                (5,074,238)            11,056,698

Cash used in operations during 2004 was primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the Company's producing wells. The increase in cash used in operations during 2005 is primarily the result of the fluctuations in the Company's operating assets and liabilities and cash paid for interest due to the Company's increased drilling and completion activity and interest on the $65 million convertible senior notes. See further discussion under "Results of Operations".

The Company's investing activities during 2005 and 2004 related primarily to the Company's development and exploration activities. These activities consisted of the Company's drilling projects in the Riverbend area and the costs associated with the Company's acreage in Utah, Wyoming and California. The decrease in cash used in investing activities during 2005 is primarily due to the proceeds from the Company's sale of $14,000,000 of short term investments offsetting its net property additions of $17,364,233.

The financing activity during 2004 consisted primarily of the sale of 14,333,334 shares of common stock for gross proceeds of $21,500,001, cash paid for offering costs of $1,429,659, preferred dividends of $20,569 and $33,336 of proceeds from the exercise of options to purchase common stock. The financing activity during 2005 is comprised of preferred dividends and the designation and undesignation of restricted cash.

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

During the fourth quarter of 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced upon completion of the first bundle. The locations of the wells for the third 10-well bundle are currently being determined by Gasco Management for future presentation to the other Service Parties.

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

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of June 30, 2005.

                                                                        Payments due by Period
Contractual Obligations                              Total          1 year       2-3 years        4-5 years     After 5 years
                                                     -----          ------       ---------        ---------     -------------
Convertible Notes
    Principal                                  $65,000,000       $       -      $        -       $        -      $ 65,000,000
    Interest                                    22,393,403       3,575,000       7,150,000        7,150,000         4,518,403
Operating Lease - office space                     380,138          83,250         151,608          145,280                 -
Employment Contracts                               274,167         274,167               -                -                 -
Consulting Agreement                                70,000          70,000               -                -                 -
                                                ----------      ----------       ---------       ----------        ----------
Total Contractual Cash
  Obligations                                 $ 88,117,708     $ 4,002,417      $7,301,608      $ 7,295,280       $69,518,403
                                              ============     ===========      ==========      ===========       ===========

During the first quarter of 2005, the Company entered into a new office lease which commenced May 23, 2005 and terminates on May 31, 2010. The Company's previous office lease expires on August 30, 2005. The table above includes future obligations that exist under both leases.

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

                                             For the Three                For the Six
                                             Months Ended                Months Ended
                                              June 30,                      June 30,
                                         2005          2004           2005            2004

    Natural gas production (Mcf)       287,420       122,694          425,258        249,502
    Average sales price per Mcf         $ 6.12        $ 5.96           $ 5.82          $5.74
    Oil production (Bbl)                 2,125         1,265            3,674          2,785
    Average sales price per Bbl        $ 52.44       $ 36.36          $ 51.82        $ 34.43
    Production (Mcfe)                  300,170       130,284          447,302        266,212
    Expenses per Mcfe:
       Lease operating                  $ 0.68        $ 1.63           $ 0.81         $ 1.57
       Depletion and impairment         $ 2.56        $ 1.96           $ 2.55         $ 1.74

The Second Quarter of 2005 compared to the Second Quarter of 2004

Oil and gas revenue increased $1,094,711 during the second quarter of 2005 compared with the second quarter of 2004 due to an increase in gas production of 164,726 Mcf and an increase in oil production of 860 bbls during the second quarter of 2005 combined with an increase in the average oil prices of $16.08 per bbl and an increase in the average gas price of $0.16 per Mcf during the second quarter of 2005. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2004 and 2005. The increase is partially offset by decreased production resulting from the Company's disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 in accordance with its service party arrangements as discussed above and by normal production declines on the existing wells.

The gathering income of $322,130 and the gathering expense of $191,781 during the quarter ended June 30, 2005 represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004.

Interest income increased $321,756 during the second quarter of 2005 compared with the second quarter of 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2005 relating primarily to proceeds from the Company's $65,000,000 Convertible Note issuance during October 2004.

General and administrative expense increased by $456,840 during the second quarter of 2005 as compared with the second quarter of 2004, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $120,000 in salary expense and consulting fees associated with the Company's increased operational activity, approximately

$34,000 in audit fees associated with the Company's audit of internal controls as required under the Sarbanes Oxley Act of 2002, $192,000 in stock based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants, approximately $25,000 in insurance expense related to higher premiums during 2005, approximately $45,000 in higher office and rent expenses related to the Company's move to larger office space during the second quarter of 2005 and approximately $38,000 in costs related to increased shareholder communications relating to the Company's expanded operational activity. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Depletion, depreciation and amortization expense during the second quarter of 2005 is comprised of $750,000 of depletion expense related to the Company's proved oil and gas properties, $14,111 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $3,359 of accretion expense related the Company's asset retirement obligation. The corresponding expense during the second quarter of 2004 consists of $245,100 of depletion expense, $14,273 of depreciation expense and $4,831 of accretion expense. The increase in depletion expense during 2005 as compared with 2004 is due primarily to the increase in production resulting from the Company's increased drilling and completion activity discussed above.

Interest expense during 2005 consists of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004. Interest expense during 2004 consists of the interest on the Company's outstanding Convertible Debentures that were converted into common stock during October 2004.

The First Six Months of 2005 compared to the First Six Months of 2004

The comparisons for the six months ended June 30, 2005 and the six months ended June 30, 2004 are consistent with those discussed in the second quarter of 2005 compared to the second quarter of 2004 except as discussed below.

Oil and gas revenue increased $1,134,720 during the first six months of 2005 compared with the first six months of 2004 due to an increase in gas production of 175,756 Mcf and an increase in oil production of 889 bbls during 2005 combined with an increase in the average oil prices of $17.39 per bbl and an increase in the average gas price of $0.08 per Mcf during 2005. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2004 and 2005. The increase is partially offset by decreased production resulting from the Company's disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 in accordance with its service party arrangements as discussed above and by normal production declines on the existing wells.

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

The Company has not yet completed its evaluation but expects the adoption of SFAS No. 123(R) to have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure above.

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our financial statements.

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

ITEM 4 - CONTROLS AND PROCEDURES


Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2005, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

The Company is in the process of evaluating the recently implemented changes it believes are required to remediate the following previously reported material weaknesses in internal control over financial reporting.

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

New or additional control procedures were implemented by management during the first quarter of 2005 with the intent to eliminate each of the material weaknesses described above. These include assigning the responsibility of checking account reconciliation to an employee not responsible for signing checks, documenting the Chief Financial Officer's review of non-standard journal entries and utilizing a written checklist of procedures for closing our accounting records for each reporting period. Because these additional controls have been recently implemented, there has not been sufficient time or a sufficient number of transactions to evaluate the effectiveness of these additional controls.

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

          None.

Item 3 - Defaults Upon Senior Securities

          None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting ("Annual Meeting") of Stockholders on June 9, 2005. The meeting was held to elect eight directors to serve until the 2006 Annual Meeting of Stockholders, to approve the amendment to the Gasco Energy, Inc. articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 shares and to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the year ending December 31, 2005.

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

         Name                                For                    Withheld

         Marc A. Bruner                   49,631,182              14,948,757
         Charles B. Crowell               63,865,500                 714,439
         Mark A. Erickson                 49,743,982              14,835,957
         Richard J. Burgess               63,876,400                 703,539
         Carmen J. (Tony) Lotito          63,845,850                 734,089
         Carl Stadelhofer                 63,871,514                 708,425
         John Schmit                      62,968,100               1,611,839

         Preferred Stock Director
         Richard S. Langdon                      763                     180

Stockholders voted 48,412,164 shares "for" and 16,096,234 shares "against" the proposal to approve the amendment to the Gasco Energy, Inc. articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 shares, with 71,541 votes abstaining.

Stockholders voted 64,412,845 shares "for" and 124,333 shares "against" the proposal to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the fiscal year ending December 31, 2005, with 42,761 votes abstaining.

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

          *3.3 Certificate of Amendment to Articles of Incorporation  dated June
               21, 2005.

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


                                      GASCO ENERGY, INC.



Date:  August 9, 2005                 By:  /s/W. King Grant
                                           ------------------------
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer