Form 10-Q/A
period 2005-06-30
GASCO ENERGY INC
filed 2005-08-09
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                               (Amendment No. 1)

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

Capital Budget

In January 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Gasco has agreed that the Service Parties will have the exclusive right to provide their services in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig, with the drilling of additional 10-well bundles being subject to the approval of the group. The Company is currently using three drilling rigs and has commenced drilling of the second 10-well bundle under this project. If the group agrees, drilling may be accelerated using additional rigs. One of the drilling rigs is currently drilling the second 10-well bundle. Under this agreement, the Company has agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs and an additional capital partner providing 25% of the total development costs. The service providers are not required to expend more than a total of $13.5 million for development of a given bundle. Furthermore, the service providers are not obligated to provide any services unless each is satisfied that we will be able to meet our cash expenditure requirements. The Company's interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

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

The Company's capital budget for 2005 is anticipated to be $38 million for the drilling, completion and pipeline connection of 20 gross or 13 to 14 net wells in Gasco's Riverbend Project in the Uinta Basin of Utah. Pending notification by industry partners of their decision to participate in Gasco's proposed 2005 drilling program, the Company would expect to spend up to an additional $5 million to drill 10 gross and two net wells. The initial capital budget does not include surface infrastructure costs associated with gathering system improvements. The anticipated 2005 gathering system budget is $2 million to $3 million, or approximately $100,000 per well for compression and pipeline hook-up. The Company plans to contract for a fourth drilling rig during the last half of 2005.

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