Form 10-Q
period 2005-09-30
GASCO ENERGY INC
filed 2005-11-03
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of Common shares outstanding as of November 3, 2005:    71,954,692


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                    September 30,          December 31,
                                                                         2005                  2004
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $12,651,002          $ 25,717,081
  Restricted investment                                                3,575,000             3,535,055
  Short-term investments                                              10,000,000            27,000,000
  Accounts receivable
     Joint interest billings                                             204,788               429,779
     Revenue                                                           2,254,314               615,265
  Inventory                                                            1,836,054             1,009,914
  Prepaid expenses                                                       251,419               458,555
                                                                     -----------            ----------
          Total                                                      30,772,577             58,765,649
                                                                     -----------            ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                          67,973,865            29,811,483
    Unproved mineral interests                                        13,003,729            18,449,330
    Gathering assets                                                   4,302,260             2,469,580
    Equipment                                                            118,144                89,900
  Furniture, fixtures and other                                          185,326               158,590
                                                                      ----------            ----------
           Total                                                      85,583,324            50,978,883
                                                                      ----------            ----------
  Less accumulated depreciation, depletion and amortization          (4,530,199)           (2,247,032)
                                                                     -----------           -----------
           Total                                                     81,053,125             48,731,851
                                                                     -----------            ----------

OTHER ASSETS
  Restricted investment                                                5,307,884             6,778,040
  Deferred financing costs                                             2,749,002             3,092,628
                                                                       ---------             ---------
           Total                                                       8,056,886             9,870,668
                                                                       ---------             ---------

TOTAL ASSETS                                                       $ 119,882,588         $ 117,368,168
                                                                   =============         =============











               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                              September 30,          December 31,
                                                                                  2005                   2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $     598,616            $ 1,447,149
  Revenue payable                                                               1,340,885                334,765
  Advances from joint interest owners                                           1,235,305                891,999
  Accrued interest                                                              1,737,849                695,139
  Accrued expenses                                                              4,223,089              2,677,352
                                                                               ----------              ---------
           Total                                                               9,135,744               6,046,404
                                                                               ----------              ---------

NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                               65,000,000             65,000,000
   Asset retirement obligation                                                    167,745                108,566
   Deferred rent expense                                                           69,897                      -
                                                                               ----------             ----------
       Total                                                                   65,237,642             65,108,566
                                                                               ----------             ----------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock - $.001  par  value;
    20,000 shares authorized; 763 shares issued and outstanding with a liquidation preference of $335,720 in 2005 and 2,255 shares issued and outstanding with a liquidation preference
    of $992,200 in 2004                                                                1                      2
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     71,978,392 shares issued and 71,904,692 outstanding in 2005;
     70,590,909 shares issued and 70,517,209 shares outstanding in 2004             7,198                  7,059
  Additional paid in capital                                                   77,517,563             76,346,463
  Deferred compensation                                                          (337,982)              (512,440)
  Accumulated deficit                                                         (31,547,283)           (29,497,591)
  Less cost of treasury stock of 73,700 common shares                            (130,295)              (130,295)
                                                                              -----------             ----------
           Total                                                               45,509,202             46,213,198
                                                                              -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 119,882,588           $ 117,368,168
                                                                           ==============          =============











               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended
                                                                     September 30,
                                                        ---------------------------------------
                                                              2005                       2004

REVENUES
  Gas                                                   $  3,793,771                $  757,073
  Oil                                                        166,727                    60,252
  Gathering                                                  471,478                         -
  Interest income                                            264,751                    43,065
                                                           ---------                   -------
          Total                                            4,696,727                   860,390
                                                           ---------                   -------

OPERATING EXPENSES
  Lease operating                                            236,413                   179,241
  Gathering operations                                       267,792                         -
  Depletion, depreciation and amortization                 1,211,550                   283,522
  General and administrative                               1,323,376                   869,982
  Interest expense                                         1,008,293                    68,056
                                                           ---------                 ---------
           Total                                           4,047,424                 1,400,801
                                                           ---------                 ---------

NET INCOME (LOSS)                                            649,303                 (540,411)
Preferred stock dividends                                    (6,212)                  (23,754)
                                                           ---------               -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                            $ 643,091               $ (564,165)
                                                           =========               ===========
NET INCOME (LOSS) PER COMMON SHARE
      BASIC                                                  $  0.01                 $  (0.01)
                                                             =======                 =========
      DILUTED                                                $  0.01                 $  (0.01)
                                                             =======                 =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                               70,991,812                65,835,129
                                                          ==========                ==========
      DILUTED                                             75,838,798                65,835,129
                                                          ==========                ==========











               The accompanying notes are an integral part of the
                       consolidated financial statements.








                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                           ----------------------------------------
                                                                  2005                      2004

REVENUES
  Gas                                                       $  6,268,928               $ 2,189,860
  Oil                                                            354,963                   156,138
  Gathering                                                      927,375                         -
  Interest income                                                979,708                    91,470
                                                               ---------                 ---------
          Total                                                8,530,974                 2,437,468
                                                               ---------                 ---------

OPERATING EXPENSES
  Lease operating                                                598,115                   596,053
  Gathering operations                                           684,320                         -
  Depletion, depreciation and amortization                     2,351,256                   784,861
  General and administrative                                   3,922,097                 2,633,216
  Interest expense                                             3,024,878                   228,816
                                                               ---------                 ---------
           Total                                              10,580,666                 4,242,946
                                                              ----------                 ---------

NET LOSS                                                     (2,049,692)               (1,805,478)

Preferred stock dividends                                       (27,433)                 (136,640)
                                                            ------------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $ (2,077,125)             $ (1,942,118)
                                                           =============             =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                  $  (0.03)                 $  (0.03)
                                                               =========                 =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                             70,661,070                61,289,142
                                                              ==========                ==========












               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ----------------------------------
                                                                                  2005                    2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(2,049,692)        $ (1,805,478)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                2,341,819              770,411
     Accretion of asset retirement obligation                                          9,437               14,450
     Stock compensation                                                              539,378              241,002
    Amortization of beneficial conversion feature                                          -               25,002
    Non-cash rent expense                                                             39,897                    -
    Landlord incentive payment                                                        30,000                    -
    Amortization of deferred financing costs                                         343,626               27,930
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (1,414,058)               74,489
      Inventory                                                                    (826,140)                    -
      Prepaid expenses                                                               207,136              155,865
        Accounts payable                                                           (988,953)          (1,296,167)
      Revenue payable                                                              1,006,120                8,427
      Advances from joint interest owners                                            343,306              971,272
        Accrued interest                                                           1,042,710                    -
        Accrued expenses                                                           1,545,737            (908,416)
                                                                                   ---------          -----------
                Net cash provided by (used in) operating activities                2,170,323          (1,721,213)
                                                                                   ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                       (85,388)             (50,575)
  Cash paid for acquisitions, development and exploration                       (35,356,065)         (12,187,200)
  Proceeds from property sales                                                       828,102            4,314,984
  Proceeds from sale of short-term investments                                    17,000,000                    -
  Cash designated as restricted                                                    (208,331)                    -
  Cash undesignated as restricted                                                  1,638,542              250,000
                                                                                ------------          -----------
               Net cash used in investing activities                            (16,183,140)          (7,672,791)
                                                                                ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                                               (21,501)             (26,962)
  Exercise of options to purchase common stock                                       968,239               33,336
  Proceeds from sale of common stock                                                       -           21,500,001
  Cash paid for offering costs                                                             -          (1,429,659)
                                                                                -------------         -----------
  Net cash provided by financing activities                                          946,738           20,076,716
                                                                                ------------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                   (13,066,079)           10,682,712

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                           25,717,081            3,081,109
                                                                                  ----------           ----------
    END OF PERIOD                                                               $ 12,651,002         $ 13,763,821
                                                                                ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries.

Restricted Investment

The restricted investment balance represents funds invested in U.S. government securities in an amount sufficient to provide for the payment of the first six semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"). The current portion of restricted investment represents the interest payments that are due within the current year and the non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the nine months ended September 30, 2005 approximately $5,300,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property.

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

                                              Nine Months Ended September 30,
                                               2005                     2004

     Balance beginning of period              $108,566               $ 142,806
       Liabilities incurred                     71,587                  67,654
       Liabilities settled                    (21,845)                (13,442)
       Revisions in estimated cash flows             -                       -
       Accretion expense                         9,437                  14,450
                                              --------               ---------
     Balance end of period                  $ 167,745               $ 211,468
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

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock") and the 5.50% Convertible Senior Notes due 2011 (the "Notes") have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive. The outstanding common stock options have been excluded from the computation of diluted net loss per share during nine months ended September 30, 2005 and during the quarter and nine months ended September 30, 2004 because their inclusion would have been anti-dilutive. The table below reconciles the basic weighted average common shares outstanding to the diluted weighted average common shares outstanding for the quarter ended September 30, 2005. The basic and diluted weighted average common shares outstanding are the same for all other periods presented.

         Basic weighted average common shares outstanding      70,991,812
         Options to purchase common stock                       4,846,986
                                                               ----------
         Diluted weighted average common shares outstanding    75,838,798
                                                               ==========

As of September 30, 2005, we had 71,904,692 shares of common stock outstanding. As of such date, there were 9,394,767 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock. Additional options may be granted to purchase 1,790,054 shares of common stock under our stock option plan and an additional 179,150 shares of common stock are issuable under our restricted stock plan. As of December 31, 2004, and as of December 31 of each succeeding year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the Notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to 88,154,692 shares (this number assumes no exercise of the options or rights described above or conversion of the Series B Convertible Preferred Stock).

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:


                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                        September 30,                       September 30,
                                                                    2005              2004              2005              2004
                                                                    ----              ----              ----              ----
Net income (loss) attributable to common shareholders:
    As reported                                                       $643,091        $(564,165)      $ (2,077,125)    $ (1,942,118)
    Add: Stock-based employee compensation
      included in net income (loss)(a)                                  69,940           122,838            277,698          194,936

    Less: Stock based employee compensation
      determined under the fair value based method                     944,474           191,947          1,952,021          575,842
   Pro forma                                                      $  (231,443)       $ (633,274)      $ (3,751,448)    $ (2,323,024)

Basic net income (loss) per common share:
   As reported                                                         $  0.01          $ (0.01)           $ (0.03)         $ (0.03)
   Pro forma                                                            (0.01)            (0.01)             (0.05)           (0.04)

Diluted net income (loss) per common share:
   As reported                                                         $  0.01          $ (0.01)           $ (0.03)         $ (0.03)
   Pro forma                                                            (0.01)            (0.01)             (0.05)           (0.04)

(a) Represents the compensation expense associated with the Company's restricted stock awards.

The fair value of the common stock options granted during 2005 and 2004, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                                        2005              2004
             Expected dividend yield                     --                --
             Expected price volatility                75%-79%            79%-87%
             Risk-free interest rate                 3.7%-3.9%         3.2%-3.7%
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

NOTE 3 - CONSOLIDATING FINANCIAL STATEMENTS

On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended in a Form S-3/A that was filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC ("Guarantor Subsidiaries"). Set forth below are the condensed consolidating financial statements of Gasco, the parent, and the Guarantor Subsidiaries.


                      Condensed Consolidating Balance Sheet
                            As of September 30, 2005
                                   (Unaudited)
                                                                  Guarantor
                                                 Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $ 11,961,069            $689,933          $     -       $ 12,651,002
  Restricted investment                         3,575,000                   -                -          3,575,000
  Short-term investments                       10,000,000                   -                -         10,000,000
  Accounts receivable                                   -           2,459,102                -          2,459,102
  Inventory                                             -           1,836,054                -          1,836,054
  Prepaid expenses                                251,419                   -                -            251,419
                                               ----------           ---------          ---------       ----------
          Total                                25,787,488           4,985,089                          30,772,577
                                               ----------           ---------          ---------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                            -          67,973,865                -         67,973,865
    Unproved mineral interests                    274,540          12,729,189                -         13,003,729
    Gathering assets                                    -           4,302,260                -          4,302,260
    Equipment                                           -             118,144                -            118,144
  Furniture, fixtures and other                   185,326                                    -            185,326
                                               ----------          ----------          ----------      ----------
             Total                                459,866          85,123,458                -         85,583,324
                                               ----------          ----------          ----------      ----------
  Less accumulated depreciation, depletion
     and amortization                             (66,242)         (4,463,957)               -         (4,530,199)
                                               ----------         -----------          ----------     -----------
           Total                                  393,624          80,659,501                -         81,053,125
                                               ----------         -----------          ----------      ----------
OTHER ASSETS
  Restricted investment                         5,307,884                   -                -          5,307,884
  Deferred financing costs                      2,749,002                   -                -          2,749,002
                                                ---------         -----------          ----------       ---------
           Total                                8,056,886                                               8,056,886
                                                ---------         -----------          -----------      ---------
TOTAL ASSETS                                 $ 34,237,998        $ 85,644,590                -       $119,882,588
                                             ============        ============          ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                               $ 34,966           $ 563,650           $    -         $  598,616
  Revenue payable                                       -           1,340,885                -          1,340,885
  Advances from joint interest owners                   -           1,235,305                -          1,235,305
  Accrued interest                              1,737,849                   -                -          1,737,849
  Accrued expenses                                190,000           4,033,089                -          4,223,089
                                                ---------           ---------            --------       ---------
            Total                               1,962,815           7,172,929                -          9,135,744
                                                ---------           ---------            --------       ---------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes               65,000,000                   -                -         65,000,000
   Asset retirement obligation                                        167,745                -            167,745
   Deferred rent expense                           69,897                   -                -             69,897
                                               ----------             -------             -------      ----------
       Total                                   65,069,897             167,745                -         65,237,642
                                               ----------             -------             -------      ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                  1                   -                -                  1
  Common stock                                      7,198                   -                -              7,198
  Other                                      (32,801,913)          78,303,916                -         45,502,003
                                             ------------          ----------             -------      ----------
           Total                             (32,794,714)          78,303,916                -         45,509,202
                                             ------------          ----------             -------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                     $34,237,998        $ 85,644,590           $    -      $ 119,882,588
                                              ===========        ============           =========   =============





                      Condensed Consolidating Balance Sheet
                             As of December 31, 2004
                                   (Unaudited)
                                                                         Guarantor
                                                         Parent         Subsidiaries        Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $ 23,357,073         $2,360,008         $      -       $ 25,717,081
  Restricted investment                                  3,535,055                                   -          3,535,055
  Short-term investments                                27,000,000                  -                -         27,000,000
  Accounts receivable                                            -          1,045,044                -          1,045,044
  Inventory                                                      -          1,009,914                -          1,009,914
  Prepaid expenses                                               -            458,555                -            458,555
                                                        ----------         ----------           --------       -----------
          Total                                         53,892,128         4,873,521                 -         58,765,649
                                                        ----------         ----------           --------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                     -         29,811,483                -         29,811,483
    Unproved mineral interests                             274,540         18,174,790                -         18,449,330
    Gathering assets                                             -          2,469,580                -          2,469,580
    Equipment                                                    -             89,900                -             89,900
  Furniture, fixtures and other                            158,590                  -                -            158,590
                                                         ---------         ----------            -------       ----------
           Total                                           433,130         50,545,753                -         50,978,883
                                                         ---------         ----------            -------       ----------
  Less accumulated depreciation, depletion
    and amortization                                       (90,189)        (2,156,843)               -         (2,247,032)
                                                         ----------       ------------           -------      -----------
           Total                                           342,941        48,388,910                 -         48,731,851
                                                         ----------       -----------            -------       ----------
OTHER ASSETS
  Restricted investment                                  6,778,040                  -                -          6,778,040
  Deferred financing costs                               3,092,628                  -                -          3,092,628
                                                         ---------        -----------            -------        ---------
           Total                                         9,870,668                  -                -          9,870,668
                                                         ---------        -----------            -------        ---------
TOTAL ASSETS                                          $64,105,737        $ 53,262,431           $    -      $ 117,368,168
                                                       ===========       ============            =======    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $274,269        $ 1,172,880         $      -        $ 1,447,149
  Revenue payable                                                -            334,765                -            334,765
  Advances from joint interest owners                            -            891,999                -            891,999
  Accrued interest                                         695,139                  -                -            695,139
  Accrued expenses                                         755,139          1,922,213                           2,677,352
                                                         ---------          ---------           ----------      ---------
           Total                                         1,724,547          4,321,857                -          6,046,404
                                                         ---------          ---------           ----------      ---------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                        65,000,000                  -                -         65,000,000
   Asset retirement obligation                                  -             108,566                             108,566
                                                        -----------         ---------           ----------     ----------
       Total                                            65,000,000            108,566                -         65,108,566
                                                        ----------          ---------           ----------     ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                           2                  -                -                  2
  Common stock                                               7,059                  -                -              7,059
  Other                                                (2,625,871)         48,832,008                -         46,206,137
                                                       -----------         ----------           ----------     ----------
       Total                                           (2,618,810)         48,832,008                -         46,213,198
                                                       -----------         ----------           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                             $ 64,105,737        $53,262,431          $     -      $ 117,368,168
                                                      ============        ===========           ==========  =============








                     Consolidating Statements of Operations
                                   (Unaudited)

For the Three Months Ended September 30, 2005                                    Guarantor
                                                                Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                                    $    -         $ 3,960,498       $        -       $ 3,960,498
  Gathering                                                           -             780,872        (309,394)           471,478
  Interest income                                               264,721                  30                            264,751
                                                                -------           ---------         --------         ---------
          Total                                                 264,721           4,741,400        (309,394)         4,696,727
                                                                -------           ---------         ---------        ----------
OPERATING EXPENSES
  Lease operating                                                     -             545,807        (309,394)           236,413
  Gathering operations                                                -             267,792                -           267,792
  Depletion, depreciation and amortization                       11,566           1,199,984                -         1,211,550
  General and administrative                                  1,323,376                   -                -         1,323,376
  Interest expense                                            1,008,293                   -                -         1,008,293
                                                              ---------           ---------        ----------        ---------
           Total                                              2,343,235           2,013,583        (309,394)         4,047,424
                                                              ---------           ---------        ---------         ---------
NET INCOME (LOSS)                                            (2,078,514)          2,727,817                -           649,303
Preferred stock dividends                                       (6,212)                   -                -           (6,212)
                                                             ----------           ---------        ---------         ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                     $ (2,084,726)          $2,727,817       $        -         $ 643,091
                                                           ============          ==========        =========         =========


For the Three Months Ended September 30, 2004                                    Guarantor
                                                               Parent          Subsidiaries        Eliminations      Consolidated
REVENUES
  Oil and gas                                                   $     -          $  817,325          $     -        $  817,325
  Interest income                                                43,042                  23                             43,065
                                                                 ------             -------            --------        -------
          Total                                                  43,042             817,348                -           860,390
                                                                 ------             -------            ---------       -------
OPERATING EXPENSES
  Lease operating                                                     -             179,241                -           179,241
  Depletion, depreciation and amortization                       15,735             267,787                -           283,522
  General and administrative                                    644,996             224,986                -           869,982
  Interest expense                                               68,056                  -                 -            68,056
                                                                -------             -------             ---------    ---------
           Total                                                728,787             672,014                -         1,400,801
                                                                -------             -------             ---------    ---------
NET INCOME (LOSS)                                             (685,745)             145,334                -         (540,411)
Preferred stock dividends                                      (23,754)                   -                -          (23,754)
                                                               --------             -------             ---------     --------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                       $(709,499)       $     145,334           $     -        $(564,165)
                                                             ==========       =============              =======     ==========









                     Consolidating Statements of Operations
                                   (Unaudited)

For the Nine Months Ended September 30, 2005                            Guarantor
                                                       Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                          $     -         $ 6,623,891       $     -          $ 6,623,891
  Gathering                                                  -           1,354,182        (426,807)           927,375
  Interest income                                      979,617                  91                            979,708
                                                       -------           ---------         --------         ---------
          Total                                        979,617           7,978,164        (426,807)         8,530,974
                                                       -------           ---------        ---------         ---------
OPERATING EXPENSES
  Lease operating                                            -           1,024,922        (426,807)           598,115
  Gathering operations                                       -             684,320                -           684,320
  Depletion, depreciation and amortization              37,705           2,313,551                -         2,351,256
  General and administrative                         3,895,366              26,731                -         3,922,097
  Interest expense                                   3,024,878                   -                -         3,024,878
                                                     ---------           ---------         --------         ---------
           Total                                     6,957,949           4,049,524        (426,807)        10,580,666
                                                     ---------           ---------        ---------        ----------

NET INCOME (LOSS)                                  (5,978,332)           3,928,640                -       (2,049,692)
Preferred stock dividends                             (27,433)                   -                -          (27,433)
                                                    ----------           ---------         --------        ----------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                            $ (6,005,765)          $3,928,640        $       -     $ (2,077,125)
                                                 =============          ==========         ========     =============


For the Nine Months Ended September 30, 2004                           Guarantor
                                                      Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                         $      -        $  2,407,960        $(61,962)      $  2,345,998
  Interest income                                      91,389                   81                             91,470
                                                       -------           ---------         --------         ---------
          Total                                        91,389            2,408,041         (61,962)         2,437,468
                                                       -------           ---------         --------         ---------

OPERATING EXPENSES
  Lease operating                                            -             596,053                -           596,053
  Depletion, depreciation and amortization              44,311             740,550                -           784,861
  General and administrative                         1,258,045           1,375,171                -         2,633,216
  Interest expense                                     228,816                   -                -           228,816
                                                     ---------           ---------          --------       ----------
           Total                                     1,531,172           2,711,774                -         4,242,946
                                                     ---------           ---------          --------        ---------

NET LOSS                                           (1,439,783)           (303,733)          (61,962)      (1,805,478)
Preferred stock dividends                            (136,640)                  -                 -         (136,640)
                                                    ----------           ---------         ---------      -----------

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                  $(1,576,423)        $  (303,733)        $(61,962)     $ (1,942,118)
                                                  ============        ============        =========     =============









                     Consolidating Statements of Cash Flows
                                   (Unaudited)

For the Nine Months Ended September 30, 2005                                   Guarantor
                                                             Parent           Subsidiaries       Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                       $ (30,687,565)        $32,857,888     $        -         $2,170,323

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                    (85,388)                  -               -          (85,388)
  Cash paid for acquisitions, development and exploration               -       (35,356,065)               -      (35,356,065)
  Proceeds from property sales                                          -            828,102               -           828,102
  Proceeds from sale of short-term investments                 17,000,000                  -               -        17,000,000
  Cash designated as restricted                                 (208,331)                  -               -         (208,331)
  Cash undesignated as restricted                               1,638,542                  -               -         1,638,542
                                                               ----------       --------------      ----------    ------------
     Net cash provided by (used) in investing activities       18,344,823       (34,527,963)               -      (16,183,140)
                                                               ----------       ------------        ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                            (21,501)                  -               -          (21,501)
  Exercise of options to purchase common stock                    968,239                  -               -           968,239
                                                                ---------       --------------       ---------     -----------
     Net cash provided by financing activities                    946,738                  -               -           946,738
                                                                ---------        -------------       ----------    -----------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                              (11,396,004)        (1,670,075)                -     (13,066,079)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                        23,357,073          2,360,008                -       25,717,081
                                                             ------------       ------------     -------------      ----------
    END OF PERIOD                                            $ 11,961,069       $    689,933     $          -      $12,651,002
                                                             ============        ===========     =============     ===========

For the Nine Months Ended September 30, 2004                                   Guarantor
                                                             Parent          Subsidiaries      Eliminations     Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES
                                                             $(10,802,738)         $9,081,525   $     -           $ (1,721,213)
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                    (50,575)                  -          -               (50,575)
  Cash paid for acquisitions, development and exploration               -       (12,187,200)          -           (12,187,200)
  Proceeds from property sales                                          -          4,314,984          -              4,314,984
  Cash undesignated as restricted                                 250,000                  -          -                250,000
                                                               ----------       ------------      ----------       -----------
        Net cash provided by (used in) investing activities       199,425        (7,872,216)          -            (7,672,791)
                                                               ----------       ------------      ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                            (26,962)                  -           -              (26,962)
  Exercise of options to purchase common stock                     33,336                  -           -                33,336
  Proceeds from sale of common stock                           21,500,001                  -           -            21,500,001
  Cash paid for offering costs                                (1,429,659)                  -           -           (1,429,659)
                                                              -----------       -------------     ----------       -----------
  Net cash provided by financing activities                    20,076,716                  -           -            20,076,716
                                                              -----------       -------------     ----------       -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                   9,473,403          1,209,309            -           10,682,712
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                         2,700,129            380,980                         3,081,109
                                                                ---------          ---------      ----------       -----------
    END OF PERIOD                                             $12,173,532        $ 1,590,289      $     -         $ 13,763,821
                                                              ===========        ===========      ==========      ============

NOTE 4 - STOCK TRANSACTIONS

During the first nine months of 2005, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 1,492 shares of Preferred Stock into 937,827 shares of common stock.

During the first nine months of 2005, the Company granted 2,415,000 options to purchase shares of common stock to its employees, directors and outside consultants at exercise prices ranging from $3.39 to $5.18 per share. The options issued to the Company's directors vest 25% at the end of each calendar quarter beginning September 30, 2005 and the remaining options vest 16 2/3% at the end of each four-month period after the issuance date. All of the options issued expire within ten years from the grant date.

During the first nine months of 2005 the Company issued 533,240 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.00 per common share to $3.91 per common share for total proceeds of $968,239.

NOTE 5 - PROPERTY DISPOSITION

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

The following unaudited pro forma consolidated results of operations are presented as if the disposition occurred on January 1, 2004. The actual results of operations are the same as the pro forma results for the three and nine months ended September 30, 2005 and for the three months ended September 30, 2004.

                                                      For the Nine Months Ended
                                                            September 30,
                                                                 2004

   Revenue                                                   $ 1,985,220
   Net Loss                                                  (2,288,139)
   Net Loss Attributable to Common Stockholders              (2,424,779)

   Net Loss per Common Share - Basic  and Diluted                $(0.04)

NOTE 6 - STATEMENT OF CASH FLOWS

During the nine months ended September 30, 2005, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $71,587. Reduction in the asset retirement obligation of $21,845 representing the plugging and abandonment activity during the first nine months of 2005.

     - Conversion of 1,492 shares of Preferred Stock into 937,827 shares of common stock.

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

Cash paid for interest during the nine months ended September 30, 2005 and 2004 was $1,638,542 and $175,884, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2005 and 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" at the end of this section for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Overview

Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. The Company's mission is to enhance shareholder value by using technologies new to our specific areas to generate and develop high-potential exploitation prospects in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases.

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher realized oil and gas prices during 2004 and through the third quarter of 2005 due to factors such as inventory levels of gas storage, different temperatures in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The increased drilling activity in the Company's areas of operations resulting from the higher oil and gas prices has also decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so.

Recent Developments

Gasco has increased its 2005 capital budget to $50 million from $38 million for drilling and completion operations and pipeline connections in the Riverbend project area. The increased budget includes spudding two additional wells, initial completion operations on two wells, and increased costs associated with the Company's drilling program. For the full year 2005, the Company expects to spud 22 wells, drill and complete 20 wells (13 net) and conduct initial completions on two additional wells. The Company anticipates an overall increase in its compensation expense because it continues to hire additional personnel to manage the workload associated with its operational plans for 2005 and 2006. The Company also continues to incur higher drilling and operating costs resulting from the increased drilling activity in this area.

In January 2004, we entered into agreements, which were subsequently amended during July 2004, with a group of industry service providers to accelerate the development of our oil and gas properties by drilling up to 50 wells in our Riverbend Project in Utah's Uinta Basin. The development of this project is contemplated to proceed in increments of 10-well bundles to be approved by the parties on an ongoing basis. To secure our obligations under the agreements, we have pledged our interests in each of the wells that we drill. Under these agreements, the service providers have the exclusive right to provide their services, as long as they are able, in the development of the Riverbend acreage. Under these agreements, we have agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs. The remaining development costs are funded by third party investors that are also parties to the agreements. Our interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

During the fourth quarter of 2004, the Service Parties agreed to proceed with the second bundle of ten wells. The drilling of the second bundle commenced late in 2004.

During the nine months ended September 30, 2005, the Company spudded 16 gross wells (approximately 11.1 net wells) and reached total depth on 14 gross wells (approximately 9.1 net wells) in the Riverbend area. We also conducted initial completion operations on 16 wells and re-entered nine wells to complete pay zones that were behind pipe. As of September 30, 2005, we had 35 gross wells on production and one well flowing back frac fluid from recent completion operations. We currently have three drilling rigs operating in the Uinta Basin Riverbend project area.

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

The Company re-entered two of its wells in the Muddy Creek Project in the Greater Green River Basin Area in Wyoming during 2004 and the wells are currently producing intermittantly. The Company continues to consider several options for its properties in this area such as the farm-out or sale of some of its acreage and other similar type transactions. During the nine months ended
September 30, 2005, the Company reclassified approximately $5,300,000 of expiring acreage primarily located in Wyoming into proved property. This acreage is located outside of the two prospects that the Company intends to develop.

During the first nine months of 2005 the Company entered into a farm-out agreement under which an unrelated entity has committed to drill one well on our acreage in San Luis Obispo and Kern Counties, California prior to November 2005. Under this agreement Gasco will contribute the acreage and the unrelated entity will pay the drilling and completion costs. Gasco will retain a 25% interest if the well is successful. The Company is also continuing to pay leasehold rentals and geological expenses to preserve its acreage positions and develop its remaining California prospects.

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three and nine months ended September 30, 2005 and 2004. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                              For the Three Months Ended              For the Nine Months Ended
                                     September 30,                          September 30,
                                   2005              2004               2005             2004
                              --------------    ------------       ------------    -----------------

Natural gas production (Mcf)        473,220         129,605            898,478              379,107
Average sales price per Mcf           $8.02           $5.84              $6.98               $ 5.78

Oil production (Bbl)                  2,672           1,427              6,346                4,212
Average sales price per Bbl          $62.40          $42.22             $55.93              $ 37.07

Production (Mcfe)                   489,252         138,167            936,554              404,379


During the three and nine months ended September 30, 2005, the Company's oil and gas production increased by approximately 254% and 131% primarily due to the Company's drilling projects, completions, and recompletions that took place during 2004 and 2005. The increased production was partially offset by decreased production resulting from the Company's disposition of net profits interests of between 18.75% and 25% in 8 wells in the Riverbend area of Utah during the third quarter of 2004 and by normal production declines in existing wells.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the nine months ended September 30, 2005 and 2004.

                                                 For the Nine Months Ended
                                                       September 30,
                                               ---------------------------------
                                                    2005                 2004
                                                    ----                 ----

Net cash provided by (used) in operations       $ 2,170,323       $ (1,721,213)
Net cash used in investing activities          (16,183,140)         (7,672,791)
Net cash provided by financing activities           946,738          20,076,716
Net increase (decrease) in cash                (13,066,079)          10,682,712

Cash used in operations during 2004 was primarily comprised of the Company's general and administrative expenses partially offset by gas revenue from the Company's producing wells. The cash provided by operations during 2005 is primarily the result of the fluctuations in the Company's operating assets and liabilities combined with a 250% increase in total revenue resulting primarily from increased oil and gas production and prices. See further discussion under "Results of Operations".

The Company's investing activities during 2005 and 2004 related primarily to the Company's development and exploration activities. These activities consisted of the Company's drilling projects in the Riverbend area and the costs associated with the Company's acreage in Utah, Wyoming and California. The increase in cash used in investing activities during 2005 is primarily due to an increase of approximately $23,000,000 in exploration and development costs partially offset by the proceeds from the Company's sale of $17,000,000 of short term investments.

The financing activity during 2004 consisted primarily of the sale of 14,333,334 shares of common stock for gross proceeds of $21,500,001, cash paid for offering costs of $1,429,659, preferred dividends of $26,962 and $33,336 of proceeds from the exercise of options to purchase common stock. The financing activity during 2005 is comprised of preferred dividends of $21,501 and proceeds of $968,239 from the exercise of options to purchase common stock.

Capital Budget

In January 2004 the Company entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. Gasco has agreed that the Service Parties will have the exclusive right to provide their services, as long as they are able, in the development of the Riverbend acreage. The agreement provides for the group to initially proceed with the first 10-well bundle, which approximates one year of drilling with a single rig, with the drilling of additional 10-well bundles being subject to the approval of the group. The Company is currently using three drilling rigs and has commenced drilling of the second 10-well bundle under this project. If the group agrees, drilling may be accelerated using additional rigs. One of the drilling rigs is currently drilling the second 10-well bundle. Under this agreement, the Company has agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs and an additional capital partner providing 25% of the total development costs. The service providers are not required to expend more than a total of $13.5 million for development of a given bundle. Furthermore, the service providers are not obligated to provide any services unless each is satisfied that we will be able to meet our cash expenditure requirements. The Company's interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

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

Gasco has increased its 2005 capital budget to $50 million from $38 million for drilling and completion operations and pipeline connections in the Riverbend project area. The increased budget includes spudding two additional wells, initial completion operations on two wells, and increased costs associated with the Company's drilling program. For the full year 2005, the Company expects to spud 22 wells, drill and complete 20 wells (13 net) and conduct initial completions on two additional wells. The Company plans to contract for a fourth drilling rig during the fourth quarter of 2005.

Management believes it has sufficient capital for its 2005 operational budget, but will need to raise additional capital for its capital budget in 2006. The Company is considering several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of September 30, 2005.

                                                                        Payments due by Period
Contractual Obligations                              Total          1 year       2-3 years        4-5 years     After 5 years
                                                     -----          ------       ---------        ---------     -------------
Convertible Notes
    Principal                                  $65,000,000      $        -      $        -       $        -      $ 65,000,000
    Interest                                    21,499,653       3,575,000       7,150,000        7,150,000         3,624,653
Operating Lease - office space                     513,364         110,004         220,008          183,352                 -
Employment Contracts                               156,667         156,667               -                -                 -
Consulting Agreement                                40,000          40,000               -                -                 -
                                               -----------       ---------       ---------       ----------        ----------
Total Contractual Cash Obligations            $ 87,209,684     $ 3,881,671      $7,370,008      $ 7,333,352       $68,624,653
                                              ============     ===========      ==========      ===========       ===========

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

                                        For the Three Months       For the Nine Months
                                        Ended September 30,        Ended September 30,
                                         2005          2004         2005        2004
    Natural gas production (Mcf)        473,220       129,605     868,478      379,107
    Average sales price per Mcf          $ 8.02        $ 5.84      $ 6.98        $5.78
    Oil production (Bbl)                  2,672         1,427       6,346        4,212
    Average sales price per Bbl         $ 64.20       $ 42.22     $ 55.93      $ 37.07
    Production (Mcfe)                   489,252       138,167     936,554      404,379
    Expenses per Mcfe:
       Lease operating                   $ 0.48        $ 1.30      $ 0.64       $ 1.47
       Depletion and impairment          $ 2.47        $ 2.05      $ 2.51       $ 1.94

The Third Quarter of 2005 compared to the Third Quarter of 2004

Oil and gas revenue increased $3,143,173 during the third quarter of 2005 compared with the third quarter of 2004 due to an increase in gas production of 343,615 Mcf and an increase in oil production of 1,245 bbls during the third quarter of 2005 combined with an increase in the average oil prices of $21.98 per bbl and an increase in the average gas price of $2.18 per Mcf during the third quarter of 2005. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2004 and 2005. The increase is partially offset by decreased production resulting from the Company's disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 in accordance with its service party arrangements as discussed above and by normal production declines on the existing wells.

The gathering income of $471,478 and the gathering expense of $267,792 during the quarter ended September 30, 2005 represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004.

Interest income increased $221,686 during the third quarter of 2005 compared with the third quarter of 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2005 relating primarily to proceeds from the Company's $65,000,000 Convertible Note issuance during October 2004.

Lease operating expense increased $57,172 during the third quarter of 2005 compared with the third quarter of 2004 primarily due to the increased number of producing wells during 2005 resulting form the Company's drilling activity described above.

Depletion, depreciation and amortization expense during the third quarter of 2005 is comprised of $1,194,000 of depletion expense related to the Company's proved oil and gas properties, $14,112 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $3,438 of accretion expense related the Company's asset retirement obligation. The corresponding expense during the third quarter of 2004 consists of $263,000 of depletion expense, $15,735 of depreciation expense and $4,787 of accretion expense. The increase in depletion expense during 2005 as compared with 2004 is due primarily to the increase in production and related costs resulting from the Company's increased drilling and completion activity discussed above.

General and administrative expense increased by $453,394 during the third quarter of 2005 as compared with the third quarter of 2004, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $117,000 in audit fees associated with the Company's audit of internal controls as required under the Sarbanes Oxley Act of 2002, $91,000 in stock based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants, approximately $169,000 in salary expense and consulting fees associated with the Company's increased operational activity, approximately $19,000 in insurance expense related to higher premiums during 2005 and approximately $35,000 in higher office and rent expenses related to the Company's move to larger office space during the second quarter of 2005. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Interest expense during 2005 consists of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004. Interest expense during 2004 consists of the interest on the Company's outstanding Convertible Debentures that were converted into common stock during October 2004.

The First Nine Months of 2005 compared to the First Nine Months of 2004

The comparisons for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 are consistent with those discussed in the third quarter of 2005 compared to the third quarter of 2004 except as discussed below.

Oil and gas revenue increased $4,277,893 during the first nine months of 2005 compared with the first nine months of 2004 due to an increase in gas production of 489,371 Mcf and an increase in oil production of 2,134 bbls during 2005 combined with an increase in the average oil prices of $18.86 per bbl and an increase in the average gas price of $1.20 per Mcf during 2005. The increase in production is primarily due to the Company's drilling, completion and recompletion activity during 2004 and 2005. The increase is partially offset by decreased production resulting from the Company's disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 in accordance with its service party arrangements as discussed above and by normal production declines on the existing wells.

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

ITEM 4 - CONTROLS AND PROCEDURES


Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2005, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. The Company is in the process of evaluating the recently implemented changes it believes are required to remediate the following previously reported material weaknesses in internal control over financial reporting.

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

New or additional control procedures were implemented by management during the first quarter of 2005 with the intent to eliminate each of the material weaknesses described above. These include assigning the responsibility of checking account reconciliation to an employee not responsible for signing checks, documenting the Chief Financial Officer's review of non-standard journal entries and utilizing a written checklist of procedures for closing our accounting records for each reporting period. Because these additional controls were implemented during 2005, there has not been sufficient time or a sufficient number of transactions to evaluate the effectiveness of these additional controls.

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

     3.3 Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005).

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

     4.5 Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc.

     10.1 Joint Value Enhancement Agreement by and among Pannonian Energy Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2004).

     #10.2Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2005).

     *31  Rule 13a-14(a)/15d-14(a) Certifications.

     *32  Section 1350 Certifications

     *    Filed herewith.

     #    Identifies    management   contracts   and   compensating   plans   or
          arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GASCO ENERGY, INC.



Date:  November 3, 2005             By:  /s/ W. King Grant
                                        --------------------
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer