Form 10-K
period 2005-12-31
GASCO ENERGY INC
filed 2006-03-03
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the fiscal Year Ended December 31, 2005

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

             8 Inverness Drive East, Suite 100, Englewood, CO 80112
                  (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 483-0044

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
COMMON STOCK, $0.0001 PAR VALUE               AMERICAN STOCK EXCHANGE

      Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer __    Accelerated filer X    Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X -

As of June 30, 2005, approximately 64,587,470 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $238,973,639. As of February 27, 2006, 84,967,792 shares of Common Stock, par value $0.0001 per share were outstanding.

                      Documents incorporated by reference:

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2006 annual meeting of stockholders to be filed within 120 days after December 31, 2005.

                                Table of Contents

                                     Part I

Item 1.   Description of Business..............................................2
               Business of Gasco...............................................2
               History.........................................................2
               Acquisition, Exploration and Development Expenses...............3
               Principal Products or Services and Markets......................3
               Competitive Business Conditions, Competitive Position in the
                  Industry and Methods of Competition..........................4
               Governmental Regulations and Environmental Laws.................4
               Number of Total Employees and Number of Full-Time Employees.....6
               Available Information...........................................6
               Cautionary Statement Regarding Forward-Looking Statements.......6

Item 1 A. Risk Factors.........................................................8

Item 1 B. Unresolved Staff Comments...........................................19

Item 2.   Description of Property.............................................20
               Petroleum and Natural Gas Properties...........................20
               Company Reserve Estimates......................................23
               Volumes, Prices and Operating Expenses.........................23
               Development, Exploration and Acquisition Capital Expenditures..23
               Productive Gas Wells...........................................24
               Oil and Gas Acreage............................................24
               Drilling Activity..............................................26
               Office Space...................................................26

Item 3.   Legal Proceedings...................................................26

Item 4.   Submission of Matters to a Vote of Security Holders.................26

                                Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer........................................................27
             Purchases of Equity Securities...................................27
               Equity Compensation Plans......................................27
               Securities Transactions........................................29

Item 6.   Selected Financial Data.............................................29

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................29
               Forward Looking Statements.....................................29
               Overview.......................................................30
               Recent Developments............................................30
               Liquidity and Capital Resources................................32
               Capital Budget.................................................34
               Schedule of Contractual Obligations............................34

               Critical Accounting Policies and Estimates.....................35
               Results of Operations..........................................37
               Recent Accounting Pronouncements...............................39

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........41

Item 8.   Financial Statements and Supplementary Data.........................42

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................82

Item 9A.  Controls and Procedures.............................................82

Item 9 B. Other Information...................................................85

                               Part III

Item 10.  Directors and Executive Officers of the Registrant..................85

Item 11.  Executive Compensation..............................................85

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters.......................................86

Item 13.  Certain Relationships and Related Transactions......................86

Item 14.  Principal Accountant Fees and Services..............................86

Item 15.  Exhibits and Financial Statement Schedules..........................86

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business of Gasco

Gasco Energy, Inc. ("Gasco" or "the Company") is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations. As of December 31, 2005, we held interests in 264,329 gross acres (165,577 net acres) located in Utah, Wyoming, California and Nevada. As of December 31, 2005, we held an interest in 42 gross producing wells (27.2 wells, net to our interest) located on these properties.

During 2005 we spudded 21 gross wells (14.9 net) and reached total depth on 20 gross wells (13.7 net) in the Riverbend Project. Initial completion operations were conducted on 21 wells and 12 well bores were re-entered to complete behind-pipe pay. As of December 31, 2005, in the Riverbend Project we had 42 gross wells on production. Currently, we are operating three drilling rigs in the Riverbend Project.

Our initial capital budget for 2005 of $38 million was increased to $50 million to allow for increased activity during the fourth quarter. Our increased budget included the incremental expenditures for spudding two additional wells, initial completion operations on two wells, and increased costs associated with the Company's drilling program.

Our capital budget for 2006 is approximately $80 million for the drilling and completion of wells, pipeline infrastructure, distribution facilities and geophysical operations. In connection with our exploitation efforts, we have entered into agreements with third party service providers and investors who contribute approximately 70% of the cost of developing designated wells.

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

In February  2001,  a  subsidiary  of the Company  merged with Gasco  Production
Company  (formerly  known  as  Pannonian  Energy,   Inc.)  ("GPC"),   a  private
corporation incorporated under the laws of the State of Delaware. GPC was an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States. Prior to closing of the merger GPC divested itself of all assets not associated with its "Riverbend" area of interest (the "non-Riverbend assets"). The "spin-offs" were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The non-Riverbend assets located outside of the United States were held by Pannonian International Ltd. ("PIL"), the shares of which were distributed to the GPC stockholders. The net book value of PIL as of the date of distribution was approximately $174,000.

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

Acquisition, Exploration and Development Expenses

During the years ended December 31, 2005 and 2004 the Company spent $50,069,968 and $23,462,908, respectively for development and exploration activities. During 2004, the Company completed a property acquisition of additional working interests in six producing wells and certain acreage and gathering system assets in the Riverbend area of Utah for a net purchase price of approximately $2,400,000 and acquired approximately 16,000 net acres in Uinta and Duchesne Counties, Utah for approximately $3,432,000. During 2004, the Company also completed the expansion of a gathering system located in Uinta County, Utah that currently gathers approximately 97% of the Company's gas production in this area. As of December 31, 2005, the Company held working interests in 264,329 gross acres (165,577 net acres) located in Utah, Wyoming, California and Nevada. As of December 31, 2005, the Company held an interest in 42 gross (27.2 net to the Company's interest) producing gas wells and 3 gross (1.3 net) shut-in gas wells located on these properties. As of February 27, 2006 the Company operates 46 wells, all of which are currently producing. See "Item 2 - Description of Properties".

Principal Products or Services and Markets

Gasco focuses its exploitation activities on locating natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company's sales have been to a few customers. However, Gasco is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser would not materially affect the Company's business because there are numerous other purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2005, 2004 and 2003, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

                                         Percent of Production Purchased
                                        For the Years Ended December 31,
                                ------------------------------------------------
                                  2005                  2004             2003
                                  ----                  ----             ----

    ConocoPhillips Company        96%                    93%              93%


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

Management anticipates a competitive market for hiring field and technical personnel and obtaining drilling rigs and services. The current high level of drilling activity in Gasco's areas of exploration may have a significant adverse impact on the timing and profitability of Gasco's operations. In addition, as discussed under Risk Factors, Gasco will be required to obtain drilling and right of way permits for its wells, and there is no assurance that such permits will be available timely or at all.

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

The Clean Air Act, as amended ("CAA"), restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

Under the National Environmental Policy Act ("NEPA"), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement, also known as an "EIS," before issuing a permit that may significantly affect the quality of the environment. We are currently in negotiations with the U.S. Bureau of Land Management or "BLM" regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. We expect that the EIS will take approximately 18 to 24 months to complete, at an estimated cost to us of about $500,000. Until the EIS is completed and issued by the BLM, we will be limited in the number of oil and gas wells that we can drill in the areas undergoing EIS review. To add further assurance that we will not experience a significant curtailment, we signed a Memorandum of Understanding with the Bureau of Land Management during the first half of 2005 that allows us to continue drilling while the EIS is being completed. While we do not expect that the EIS process will result in a significant curtailment in future oil and gas production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

Number of Total Employees and Number of Full-Time Employees

As of February 27, 2006, Gasco had 17 full-time employees.

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

              CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Some of the information in this annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe" or "continue" or the negative thereof or similar terminology. They include statements regarding our:

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

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under "Risk Factors" and include:

     o    delays in obtaining drilling permits

     o uncertainties in the availability of distribution facilities for our natural gas;

     o    general economic conditions;

     o    natural gas and oil price volatility;

     o    the fluctuation in the demand for natural gas and oil;

     o uncertainties in the projection of future rates of production and timing of development expenditures;

     o    operating hazards attendant to the natural gas and oil business;

     o    climatic conditions;

     o    the risks associated with exploration;

     o    our ability to generate sufficient cash flow to operate;

     o    availability of capital;

     o    the strength and financial resources of our competitors;

     o    downhole   drilling  and  completion  risks  that  are  generally  not recoverable from third parties or insurance;

     o    actions or inactions of third-party operators of our properties;

     o    environmental risks;

     o    regulatory developments;

     o potential mechanical failure or under-performance of significant wells;

     o    availability and cost of material and equipment;

     o    our ability to find and retain skilled personnel;

     o    the lack of liquidity of our common stock; and

     o our ability to eliminate material weaknesses in our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

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

During the years ended December 31, 2005 and 2004, we incurred a net loss of $37,635 and $4,205,830, respectively. As of December 31, 2005, we had an accumulated deficit of $29,535,226. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock, our ability to raise additional capital and our ability to continue as a going concern.

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

     o    acts of war, terrorism or vandalism; and

     o    market manipulation.

All of our natural gas production is currently located in, and all of our future natural gas production is anticipated to be located in, the Rocky Mountain Region of the United States. The gas prices that we and other operators in the Rocky Mountain region have received and are currently receiving are at a discount to gas prices in other parts of the country. Factors that can cause price volatility for crude oil and natural gas within this region are:

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

The proved reserve information as of December 31, 2005, included herein is based on estimates prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells had been producing less than five years as of December 31, 2005, their production history was relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine our estimates of proved reserves. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

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

We will require significant additional capital to fund our future activities and to service current and any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for our oil and gas exploration and production activities and our obligations under various agreements with third parties relating to exploration and development of certain prospects. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our business.

Delays in obtaining drilling permits could have a materially adverse effect on our ability to develop our properties in a timely manner.

The average processing time at the Bureau of Land Management in Vernal, Utah for an application to drill on federal leases has been increasing and currently is approximately 270 days. Approximately 77% of our gross acreage in Utah is located on federal leases. If we are delayed in procuring sufficient drilling permits for our federal properties, we will shift more of our drilling in Utah to our state leases, the permits for which require an average processing time of approximately 30 days. While such a shift in resources would not necessarily affect the rate of growth of our cash flow, it would result in a slower growth rate of our total proved reserves, because a higher percentage of the wells drilled on the state leases will be drilled on leases to which proved undeveloped reserves my already have been attributed.

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

Several factors beyond our control may adversely affect our ability to market the oil and gas that we discover. These factors include the proximity, capacity and availability of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas at prices that would result in an adequate return on our invested capital. For example, we currently distribute the gas that we produce through a single pipeline. If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce. In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, as we increase our production through our drilling program.

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

Our current reserves and production primarily come from producing properties in Utah. If mechanical problems, depletion or other events reduced a substantial portion of the production, our cash flows would be adversely affected. If the actual reserves associated with our fields are less than our estimated reserves, our results of operations and financial condition could be adversely affected.

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

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. The loss of services of any of our key managers could have a material adverse effect on our business. We have not obtained "key man" insurance for any of our management. Mr. Erickson is the Chief Executive Officer, Mr. Decker is an Executive Vice President and Chief Operating Officer and Mr. Grant is an Executive Vice President and Chief Financial Officer. The loss of their services may adversely affect our business and prospects.

Our officers and directors are engaged in other businesses which may result in conflicts of interest

Certain of our officers and directors also serve as directors of other companies or have significant shareholdings in other companies. For example, our chairman, Marc A. Bruner, is the largest shareholder of Galaxy Energy Corporation ("Galaxy"). Mr. Bruner is involved in identifying and acquiring large land packages for exploitation and development by Galaxy. Mr. Bruner also serves as the Chairman and Chief Operating Officer of Falcon Oil and Gas, Ltd. ("Falcon"). Falcon's current drilling activities include projects in Romania and Hungary. In addition, another of our directors, C. Tony Lotito, is a Director of Galaxy, and currently serves as the Executive Vice President, Chief Financial Officer, Secretary-Treasurer and a member of the Board of Directors of GSL Energy Corporation, which is majority owned by Mr. Bruner.

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

In accordance with the laws of the State of Nevada, our directors are required to act honestly and in good faith with a view to the best interests of Gasco. In determining whether or not we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which we may be exposed and our financial position at that time.

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

Risks Related to Our Capital Stock

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

If our existing shareholders sell our common stock in the market, or if there is a perception that significant sales may occur, the market price of our common stock could drop significantly. In such case, our ability to raise additional capital in the financial markets at a time and price favorable to us might be impaired. In addition, our board of directors has the authority to issue additional shares of our authorized but unissued common stock without the approval of our shareholders. Additional issuance of common stock would dilute the ownership percentage of existing shareholders and may dilute the earnings per share of our common stock. As of December 31, 2005, we had 84,967,792 shares of common stock issued and outstanding. As of such date, there were 9,292,266 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock ("Preferred Stock"). Additional options may be granted to purchase 3,237,612 shares of common stock under our stock option plan and an additional 155,450 shares of common stock are issuable under our restricted stock plan. As of December 31 of each year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to approximately 101,217,792 shares (this number assumes no exercise of the options or rights described above or conversion of the Preferred Stock). We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future.

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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - DESCRIPTION OF PROPERTY

Petroleum and Natural Gas Properties

Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources primarily in the Rocky Mountain Region. Gasco's principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation prospects in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of the properties subject to these leases.

The Company's corporate strategy is to grow through drilling projects. We have been focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher realized oil and gas prices during 2004 and 2005 due to factors such as inventory levels of gas in storage, extreme weather in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of our drilling projects in this area. The increased drilling activity in the Company's areas of operations resulting from the higher oil and gas prices has also decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.

         Riverbend Project

The Riverbend Project comprises approximately 124,281 gross acres in the Uinta Basin of northeastern Utah, of which we hold interests in approximately 74,471 net acres as of December 31, 2005. Our engineering and geologic focus is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations. A typical well may encounter multiple distinct natural gas sands located between approximately 6,000 and 13,000 feet in depth that are completed using up to ten staged fracs.

During 2005 we spudded 21 gross wells (14.9 net) and reached total depth on 20 gross wells (13.7 net). Initial completion operations were conducted on 21 wells and 12 well bores were re-entered to complete behind-pipe pay. As of December 31, 2005, Gasco had 42 gross wells on production.

During 2005 the Company had three rigs operating in its Riverbend Project. We converted two of the three rigs currently drilling for us from well-to-well contracts to two-year term contracts. The third rig will continue to operate on a well-to-well basis. During December 2005, Gasco purchased a rig for approximately $5,000,000. Gasco entered into a one-year drilling contract with an unrelated third party who will operate the rig. The operator may buy the rig from Gasco at the fair market value of the rig within three years of when the rig is delivered. This rig is scheduled to be moved on location in our Riverbend Project to begin drilling early in the second quarter of 2006. With the addition of this rig, Gasco will have four rigs drilling in the Riverbend Project during most of 2006. Also, during December 2005, we entered into a three-year contract for a new-build rig to be delivered in December 2006. In connection with this contract we provided the rig owner a letter of credit from our bank for $6,564,000. The cash collateral for this letter of credit is reflected as a restricted investment in the accompanying financial statements.

In January 2004 we entered into agreements, which were subsequently amended during July 2004, with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. The development of this project is contemplated to proceed in increments of 10-well bundles to be approved by the parties on an ongoing basis. Under these agreements, the Service Parties have the exclusive right, as long as they are able, to provide their services in the development of the Riverbend acreage. Under these agreements, we have agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs. The remaining development costs are funded by third party investors that are also parties to the agreements. To secure our obligations under the agreements, we have pledged our interests in each of the wells that we drill. Our interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund.

During the fourth quarter 2005, the third 10-well bundle was approved by Gasco and the Service Parties and is incorporated in our 2006 drilling program. Under these arrangements, we drilled 12 wells during 2004 and 10 wells during 2005 (included in the drilling results described above), all of which are currently producing.

In connection with the Service Parties agreements, the Company completed a disposition of net profits interests of between 18.75% and 25% in the 8 wells that had been drilled in the Riverbend area in Utah during 2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow the third party investor to become a party to our service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells completed as of such date. This investor has the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

In November 2004, we completed construction on a ten mile pipeline in the Riverbend Project area to create additional pipeline capacity in this area. We currently own gas gathering and distribution facility assets that include approximately 45 miles of pipeline. This pipeline gathers approximately 97% of our natural gas production from the Riverbend Project. We continue to evaluate additional gathering, compression and processing needs in each of the Riverbend, West Desert, Wilkin Ridge and Gate Canyon areas from our Riverbend Project in addition to evaluating alternative proprosals for distribution facilities of natural gas from the region.

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

         Greater Green River Basin Project

As of December 31, 2005, the Company has a leasehold interest in approximately 90,272 gross acres and 42,783 net acres in the Greater Green River Basin area of Wyoming. The acreage covers two prospects identified by Gasco. The Company re-entered two of its wells in the Muddy Creek Project in the Greater Green River Basin Area in Wyoming during 2004 and these wells are currently producing intermittently. The Company is currently seeking a drilling rig to drill three wells in its two Wyoming prospects during 2006. The Company is also considering additional options for this area such as the farm-out of some of our acreage and other similar type transactions. Leases covering approximately 8,000 gross acres (4,055 net acres) will expire during the first six months of 2006, and will not be renewed, since management has decided not to drill on these leases.

During 2005, the Company reclassified approximately $5,300,000 of expiring acreage primarily located in Wyoming into proved property. This acreage is located outside of the prospects that the Company intends to develop.

         Southern California Project

The Company has a leasehold interest in approximately 4,461 gross acres (3,008 net acres) in Kern and San Luis Obispo Counties of Southern California. During 2005, the Company entered into a farm-out agreement under which an unrelated entity has committed to drill one well on our acreage in San Luis Obispo and Kern Counties, California. Under this agreement, Gasco will contribute the acreage and the unrelated entity will pay the drilling and completion costs. Gasco will retain a 25% interest if the well is successful. The Company is also continuing to pay leasehold rentals and geological expenses to preserve its acreage positions and develop its remaining California prospects.

         Nevada Project

The Company has a leasehold interest in approximately 45,315 gross and net acres in six prospects within White Pine County Nevada. We have signed a letter of intent with an industry partner to develop these prospects and are in discussions for a definitive agreement covering all six prospects.

Company Reserve Estimates

The following table summarizes the Company's estimated reserve data as of December 31, 2005, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of future net cash flows is based on prices at December 31, 2005 of $8.01 per Mcf of gas and $59.87 per bbl of oil. The present value of future net cash flows has been adjusted to include the estimated future income tax expense of $3,225,000. All of the Company's proved reserves are located within the state of Utah.

              Proved Reserve Quantities         Present Value of Future Net Cash Flows
                                                      Proved             Proved
                  Mcf of Gas       Bbls of Oil       Undeveloped        Developed         Total

   Total          74,455,128         377,288      $ 40,256,500     $ 64,364,500      $104,621,000
                 ===========        ========      =============     =============     ============

Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. A decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in the Company's December 31, 2005 present value of future net cash flows of approximately $3,792,200.

No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas and oil for the periods indicated.

                                                    For the Years Ended December 31,
                                                --------------------------------------------
                                                  2005             2004             2003
                                                ------------    ------------     -----------

  Natural gas production (Mcf)                    1,648,870         505,967         257,035
  Average sales price per Mcf                         $8.16           $5.79           $4.69
  Oil production (Bbl)                               10,636           5,080           1,988
  Average sales price per Bbl                        $56.91          $38.43          $28.52
  Expenses per Mcfe:
     Lease operating                                  $0.51           $1.19           $1.25
     General and administrative                       $3.50           $7.81          $10.48
     Depreciation, depletion and amortization         $2.83           $2.06           $2.06

Development, Exploration and Acquisition Capital Expenditures

During the years ended December 31, 2005 and 2004, we spent $50,069,968 and $23,462,908 in development and exploration activities, respectively.
Additionally during 2005 we purchased a drilling rig for approximately $5,000,000. The expenditures during 2004 included a property acquisition for a net purchase price of approximately $2,400,000 and an acreage acquisition in the

Riverbend Area for approximately $3,432,000. Pursuant to an existing contract, an unrelated third party had the right to purchase 25% of the acquired acreage at a price equal to 25% of the purchase price. This right was exercised by the third party during January 2005 which had the effect of reducing the Company's purchase price of the acquisition to approximately $2,575,000. As of December 31, 2005, the Company held working interests in 264,329 gross acres (165,577 net acres) located in Utah, Wyoming, California and Nevada. As of December 31, 2005, the Company held an interest in 42 gross (27.2 net to Gasco's interest) producing gas wells and 3 gross (1.3 net) shut-in gas wells located on these properties.

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                         For the Years Ended December 31,
                                                 --------------------------------------------------
                                                       2005             2004               2003
                                                 -------------- ---------------- ------------------
Property acquisition costs:
   Unproved                                          $ 410,062      $ 5,021,126          $ 667,557
   Proved                                                   -          723,9012                 --
Exploration costs                                    1,064,874          216,165            396,967
Development costs                                    48,595,032      17,501,716          4,218,902
                                                     ----------      ----------         ----------
     Total including asset retirement obligation    50,069,968       23,462,908          5,283,426
                                                    ==========       ==========          =========
     Total excluding asset retirement obligation   $49,968,623      $23,398,559        $ 5,168,174
                                                   ===========      ===========          =========

Productive Gas Wells

The following summarizes the Company's productive and shut-in gas wells as of December 31, 2005. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                          Productive Gas Wells
                                     Gross                 Net

          Producing gas wells          42                  27.2
          Shut-in gas wells             3                   1.3
                                        -                   ---
                                       45                  28.5
                                       ==                  ====

The Company operates all of the above producing wells and one of the shut-in wells. The remaining two shut-in wells are located in Sublette County Wyoming and were drilled and are operated by Burlington Oil & Gas, L.P.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of December 31, 2005. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.




                               Undeveloped Acres                 Developed Acres
                           --------------------------       --------------------
                            Gross            Net              Gross          Net

     Utah                     122,641         73,413           1,640       1,058
     Wyoming                   90,112         42,702             160          81
     Nevada                    45,315         45,315               -           -
     California                 4,461          3,008               -           -
                           -----------   ------------       ---------   --------

         Total acres          262,529        164,438           1,800       1,139
                           ===========   ============       =========   ========



The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years. The Company's acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage.

                       Expiring in 2006         Expiring in 2007            Expiring in 2008
                       Gross        Net         Gross      Net            Gross             Net

   Utah                1,424        978          1,574         886            640           120
   Wyoming             8,993      4,836          4,644       3,628          1,876           399
   California              -          -            357         268            160           120
                     -------      -----          -----       -----          -----           ---
   Total              10,417      5,814          6,575       4,782          2,676           639
                      ======      =====          =====       =====          =====           ===

As of December 31, 2005, approximately 79% of the acreage that Gasco holds is located on federal lands and approximately 19% of the acreage is located on state lands. It has been Gasco's experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. The Company has generally been able to obtain state permits within 30 days, while obtaining federal permits has taken several months or longer. Accordingly, if the development of the Company's acreage located on federal lands is delayed significantly by the permitting process, the Company may have to operate at a loss for an extended period of time.

Drilling Activity

The following table sets forth the Company's drilling activity during the years ended December 31, 2005, 2004 and 2003. In the table, "gross" refers to the total wells in which we have a working interest, and "net" refers to gross wells multiplied by the Company's working interest.

                                                             For the Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                            2005                      2004                          2003
                                      ------------------     ------------------------    ----------------------------
                                        Gross     Net          Gross          Net          Gross             Net
     Exploratory Wells:
       Productive                         -         -             -             -             -               -
       Dry                                -         -             -             -             -               -
                                         ---      ---           ---           ---           ---             ---
         Total wells                       -        -             -             -             -               -
                                         ===      ===           ===           ===           ===             ===

     Development Wells:
       Productive                         21      14.9           11            3.0            -               -
       Dry                                 -         -            -             -             -               -
                                          --     -----           --            ---          ---              ---
         Total wells                      21      14.9           11            3.0            -               -
                                          ==     =====           ==            ===          ===             ===

Office Space

The Company leases approximately 8,776 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2010. The average rent for this space over the life of the lease is approximately $120,500 per year. The Company believes that this space will meet its needs for at least the next two years.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock commenced trading on the OTC bulletin board on March 30, 2001, under the symbol "GASE.OB." On December 6, 2004, Gasco's common stock commenced trading as a listed security on the American Stock Exchange under the symbol "GSX." As of February 27, 2006, the Company had 103 record shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco's common stock. The Company's management does not anticipate that dividends will be paid on its common stock in the near future.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the OTC bulletin board for the periods indicated through December 5, 2004, and as reported on the American Stock Exchange from December 6, 2004 through December 31, 2005.

                                                      High            Low
2004
         First Quarter                                 $2.45          $1.15
         Second Quarter                                 2.54           1.59
         Third Quarter                                  3.45           1.78
         Fourth Quarter                                 4.30           2.75

2005
         First Quarter                                  4.25           2.95
         Second Quarter                                 3.88           2.85
         Third Quarter                                  6.91           3.57
         Fourth Quarter                                 7.95           5.60

Equity Compensation Plans
The  table  below  provides   information   relating  to  the  Company's  equity
compensation plans as of December 31, 2005.




                                                                                           Number of securities
                                                                                           remaining available
                                            Number of securities    Weighted-average       for future issuance
                                                to be issued        exercise price of       under compensation
                                              Upon exercise of         outstanding           plans (excluding
                                            outstanding options,        options,           securities reflected
Plan Category                               warrants and rights    warrants and rights       in first column)
-------------                               -------------------    -------------------       ----------------
Equity compensation plans
   approved by security holders
     Stock option plan                           5,259,167           $      2.42                3,237,612(a)
     Restricted stock plan                         844,550                  N/A (b)               155,450
Equity compensation plans
   not approved by security holders              3,553,500           $      2.10                      (c)
                                                 ---------                                       -----------
Total                                            9,657,217           $      2.29(d)              3,393,062
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

(c) The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, consultants and employees of the Company, as summarized below. The common stock options vest between zero and two years of the date of issue and expire during the period from 2006 through 2008. The exercise prices of these options range from $1.00 per share to $3.70 per share. Since these options are issued in individual compensation arrangements, there are no options available under any plan for future issuance. The material terms of these options are as follows:

    Options Issued to:        Number of Options        Exercise Price       Vesting Dates      Expiration Dates

         Employees             2,076,000     $1.00 - $3.15        2001 - 2003          2006 - 2008
         Consultants             302,500     $1.80 - $3.70        2001 - 2003          2006 - 2008
         Directors             1,175,000     $2.00 - $3.15        2001 - 2003          2006 - 2008
                               ---------

    Total Issued               3,553,500
                               =========

     (d) Weighted average exercise price of options to purchase a total of 8,812,667 shares of common stock.

Securities Transactions

The Company's securities transactions during the year ended December 31, 2005 that were not registered under the Securities Act of 1933 are described as follows:

During 2005, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 1,492 shares of Preferred Stock into 937,827 shares of common stock in accordance with the terms of such Preferred Stock. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

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

                                                                 As of and for the Year Ended December 31,
                                                  2005            2004             2003             2002            2001
                                                  ----            ----             ----             ----            ----
Summary of Operations
      Oil, gas and gathering revenue             $15,479,566     $3,267,214         $1,263,443      $ 164,508         $ 36,850
      General & administrative expense             5,987,019      4,191,978          2,819,675      5,080,287        4,326,065
      Net loss                                      (37,635)    (4,205,830)        (2,526,525)    (5,649,682)      (4,129,459)
      Net loss per share                              (0.00)         (0.07)             (0.07)         (0.16)           (0.63)

                                                                  As of and for the Year Ended December 31,
                                                 2005               2004              2003              2002             2001
                                                 ----               ----              ----              ----             ----
Balance Sheet
      Working capital (deficit)                  $86,078,958       $52,719,245        $1,192,246      $(2,857,539)     $11,860,584
      Cash and cash equivalents                   62,661,368        25,717,081         3,081,109         2,089,062      12,296,585
      Oil and gas properties, net                100,334,852        50,820,383        28,470,917        24,760,149       9,152,740
      Total assets                               201,199,972       117,368,168        33,059,179        27,505,501      21,658,525
      Long-term obligations                       65,302,674        65,108,566         2,483,084                 -               -
      Stockholders' equity                       127,440,160        46,213,198        27,382,083        22,014,265      21,065,425

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1. For a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Overview

Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. The Company's business strategy is to enhance shareholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. The Company's principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to those leases.

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2004 and 2005 due to factors such as inventory levels of gas in storage, extreme weather in parts of the country and increasing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The wells in the Riverbend Project tend to have multiple productive zones. The increased drilling activity resulting from the higher oil and gas prices has decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so in the future. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.

Recent Developments

Gasco increased its 2005 capital budget to $50 million from $38 million for drilling and completion operations and pipeline connections in the Riverbend project area. The increased budget included spudding two additional wells, initial completion operations on two wells, and increased costs associated with the Company's drilling program. During 2005 we spudded 21 gross wells (14.9 net) and reached total depth on 20 gross wells (13.7 net). Initial completion operations were conducted on 21 wells and 12 well bores were re-entered to complete behind-pipe pay. The Company anticipates an overall increase in its compensation expense because it continues to hire additional personnel to manage the workload associated with its operational plans for 2006.

During 2005 the Company had three rigs operating in its Riverbend Project. We converted two of the three rigs currently drilling for us from well-to-well contracts to two-year term contracts. The third rig will continue to operate on a well-to-well basis. During December 2005, Gasco purchased a rig for approximately $5,000,000. Gasco entered into a one-year drilling contract with an unrelated third party who will operate the rig. The operator may buy the rig from Gasco at the fair market value of the rig within three years of when the rig is delivered. This rig is scheduled to be moved on location in our Riverbend Project to begin drilling early in the second quarter of 2006. With the addition of this rig, Gasco will have four rigs drilling in the Riverbend Project during most of 2006. Also, during December 2005, we entered into a three-year contract for a new-build rig to be delivered in December 2006. In connection with this contract we provided the rig owner a letter of credit from our bank for

$6,564,000. The cash collateral for this letter of credit is reflected as a restricted investment in the accompanying financial statements.

On November 23, 2005, we closed a public offering of 12,500,000 shares of common stock at a price to the public of $6.50 per share. We also granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of our common stock solely to cover over-allotments. Pursuant to this option, the underwriters purchased an additional 439,400 shares of common stock on December 6, 2005. The net proceeds from this offering, after underwriting discount and offering costs were $79,418,386. We expect to use these proceeds to fund capital expenditures for the development and exploration of our oil and natural gas properties and the development ofassociated infrastructure, working capital and general corporate purposes.

The Board of Directors of Gasco approved a budget of $80 million for our 2006 capital expenditure program. The program will primarily cover the drilling and completion of approximately 32 gross wells (15 net wells) on our Riverbend Project and the drilling and completion of up to three wells in Wyoming. The budget also includes expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations. In implementing our planned increase in drilling activity we have encountered difficulties in obtaining additional drilling supplies and services as well as experienced personnel, which may reduce the number of wells the Company is able to drill during 2006. The Company anticipates an overall increase in its salary expense because it will have to hire additional employees to manage the workload associated with its operational plan for 2006. Management believes it has sufficient capital for its 2006 operational budget, but will need to raise additional capital for its capital budget in 2007. The Company will consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

The following table presents the Company's reserve information as of December 31 of each of last three years and production information for each of the three years ended December 31, 2005. The Mcfe calculations assume a conversion of 6 Mcf's for each Bbl of oil.

                                              For the Years Ended December 31,
                                       ----------------------------------------------------
                                         2005                2004                2003
                                       -------------    ---------------     ---------------

  Natural gas production (Mcf)            1,648,870            505,967             257,035
  Average sales price per Mcf                 $8.16              $5.79               $4.69
  Year-end proved gas reserves (Mcf)     74,455,128         39,700,156          13,601,003

  Oil production (Bbl)                       10,636              5,080               1,988
  Average sales price per Bbl                $56.91             $38.43              $28.52
  Year-end proved oil reserves (Bbl)        377,288            274,074             100,987

  Production (Mcfe)                       1,712,686            536,447             268,963
  Year-end proved reserves (Mcfe)        76,718,856         41,344,600          14,206,925

The Company's oil and gas production increased by approximately 219% during 2005 as compared with 2004 primarily due to the Company's drilling of 21 gross (14.9 net) wells during 2005. During 2005, on a combined basis, the oil and gas reserve quantities increased by approximately 86% primarily due to reserve additions of 122% which were partially offset by annual production of 4% and revisions of previous estimates of 32%. The majority of the revisions of previous estimates were a result of the following:

     - Four locations previously classified as proved undeveloped were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

     - Six locations previously classified as proved undeveloped were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

     -    Two   proved   developed   non-producing   completions   significantly
          underperformed previous forecasts.

During 2004, the Company's oil and gas production increased by approximately 99% as compared with 2003 primarily due to our 2004 drilling projects and working interest acquisitions. During 2004, on a combined basis, the oil and gas reserve quantities increased by approximately 191% primarily due to reserve additions of 196% and purchases of reserves of 56% partially offset by production of 4%, property sales of 21% and revisions of previous estimates of 36%. The previous estimate revisions relate to the write down of the reserves related to two wells and their offset locations resulting from scale deposits in the wellbores.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three years ended December 31, 2005, 2004 and 2003.

                                                  For the Year Ended December 31,
                                           ----------------------------------------------
                                               2005              2004            2003
                                               ----              ----            ----

Net cash provided by (used in) operations    $ 2,135,032      $ (905,369)   $ (2,191,914)
Net cash used in investing activities       (45,851,527)     (58,400,053)     (5,286,690)
Net cash provided by financing activities     80,660,782       81,941,394       8,470,651
Net cash flow                                 36,944,287       22,635,972         992,047

The increase in cash provided by operations from 2004 to 2005 is primarily due to a 219% increase in oil and gas production, a 41% increase in gas prices and a 48% increase in oil prices. The production increase is due to the drilling activity during 2005 as described above. The decrease in cash used in operations from 2003 to 2004 was primarily due to the increase in revenue resulting from a 99% increase in oil and gas production due to the Company's drilling activity and the acquisition of additional working interests in six wells during 2004, partially offset by a decrease in the changes in operating assets and liabilities primarily due to the timing of the Company's operational activity.

The Company's investing activities during the three years ended December 31, 2005 related primarily to the Company's development and exploration activities and the purchase of a drilling rig. During 2004, we also completed acquisitions of acreage and additional working interests in producing wells for approximately $5,800,000. We had sales proceeds of $828,102 during 2005 which represented the sale of acreage to an unrelated entity. Our sales proceeds during 2004 represented a disposition of net profits interests in 8 wells in the Riverbend area for $4,463,161. We also invested $27,000,000 in short-term investments during 2004 and sold $12,000,000 of these investments during 2005. The remaining investing activity during 2005, 2004 and 2003 consisted of changes in our restricted investments.

Historically, the Company has relied on the sale of equity capital and farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities. The financing activities in each of the years presented is primarily comprised of the net proceeds from the sale of equity in the Company, as further described below.

On November 23, 2005, we closed a public offering of 12,500,000 shares of common stock at a price to the public of $6.50 per share. We also granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of our common stock solely to cover over-allotments. Pursuant to this option, the underwriters purchased an additional 439,400 shares of common stock on December 6, 2005. The net proceeds from this offering, after underwriting discount and offering costs were $79,418,386. We expect to use these proceeds to fund capital expenditures for the development and exploration of our oil and natural gas properties and the development of associated infrastructure, working capital and general corporate purposes.

During 2005, 643,083 options to purchase Gasco common stock were exercised for proceeds of $1,275,743.

During 2004, the Company completed the sale through a private placement of 14,333,334 shares of its common stock to a group of accredited investors at a price of $1.50 per share, receiving net proceeds of $20,070,000 and closed the private placement of $65,000,000 in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011, receiving net proceeds of $61,793,000.

During 2004, 33,336 options to purchase Gasco common stock were exercised for proceeds of $33,336.

During 2003 the Company closed the sale of $2,500,000 of 8% Convertible Debentures in a private placement, sold 11,052 shares of Series B Convertible Preferred Stock to a group of accredited investors, including members of Gasco's management for $440 per share resulting in net proceeds of approximately
$4,797,000 and completed the sale through a private placement of 4,788,436 shares of its common stock to a group of accredited previous investors at a selling price of $0.58 per common share for net proceeds of approximately $2,765,000.

Capital Budget

The Board of Directors of Gasco approved a budget of $80 million for our 2006 capital expenditure program. The program will primarily cover the drilling and completion of approximately 32 gross wells (15 net wells) on our Riverbend Project and the drilling and completion of up to three wells in Wyoming. The budget also includes expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations.

This budget will be funded primarily from cash on hand and the proceeds from our November stock offering described above.

Management believes it has sufficient capital for its 2006 operational budget, but may need to raise additional capital for its capital budget in 2007. The Company may consider several options for raising additional funds such as entering into a revolving line of credit, selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of December 31, 2005.

                                                            Payments due by Period
Contractual Obligations            Total            1 year         2-3 years       4-5 years      After 5 years
-----------------------            -----            ------         ---------       ---------      -------------

Convertible Notes
    Principal                      $65,000,000     $         -      $         -      $        -      $ 65,000,000
    Interest                        20,605,903       3,575,000        7,150,000       7,150,000         2,730,903
Drilling Rig Contracts *            54,514,375      17,542,625       29,306,750       7,665,000                 -
Operating Lease - office space         564,579         105,844          251,858         206,877                 -
Employment Contracts                   509,167         470,000           39,167               -                 -
Consulting Agreements                  253,000         243,000           10,000               -                 -
                                   -----------      ----------       ----------     -----------        ----------
Total Contractual Cash
  Obligations                     $141,447,024     $21,936,469      $36,757,775     $15,021,877       $67,730,903
                                  ============     ===========      ===========     ===========       ===========

     * The three year drilling contract for the new-build rig contains a provision for the Company to terminate the contract for $12,000 per day for the number days remaining in the original contract.

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


The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company's wells have been producing less than five years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.


Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the quantities and present value of the Company's reserves. For example a decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in the Company's December 31, 2005 present value of future net cash flows of approximately $3,792,200. In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. The Company's reserves may also be susceptible to drainage by operators on adjacent properties.


         Impairment of Long-lived Assets

The cost of the Company's unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. These properties are reviewed periodically for possible impairment. During 2003, the Company's management reviewed the unproved property located within the state of Wyoming and determined that it would not be developing some of the acres that were not considered to be prospective. As a result, the Company estimated the value of these acres for the purpose of recording the related impairment. The impairment was estimated by calculating a per acre value from the total unproved costs incurred for the Wyoming acreage divided by the total net acres owned by the Company. This per acre estimate was applied to the acres that the Company did not plan to develop to calculate the impairment. As a result, $1,725,000 of costs associated with this acreage was reclassified into the full cost pool during the year ended December 31, 2003. During the year ended December 31, 2005, approximately $5,300,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.


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

                                            For the Year Ended December 31,
                                    --------------------------------------------
                                           2005             2004            2003
                                           ----             ----            ----

    Natural gas production (Mcf)       1,648,870        505,967          257,035
    Average sales price per Mcf           $ 8.16         $ 5.79           $ 4.69
    Oil production (Bbl)                  10,636          5,080            1,988
    Average sales price per Bbl           $56.91         $38.43           $28.52

2005 Compared to 2004

Oil and gas revenue increased $10,944,419 during 2005 compared with 2004 due to an increase in oil and gas production of 5,556 bbls and 1,142,903 Mcf combined with an increase in the average oil and gas prices of $18.48 per bbl and $2.37 per Mcf during 2005. The $10,944,419 increase in oil and gas revenue during 2005 is comprised of $9,650,353 related to the production increase and $1,294,066 related to the price increase. The production increase is due to the Company's drilling, completion and recompletion activity during 2004 and 2005 and is partially offset by the production decrease resulting from the Company's disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 in accordance with its service party arrangements as discussed above and by normal production declines on all wells.

The Company recognized gathering income of $1,411,259 and gathering expense of $1,166,841 during 2005 which represents the income earned from third party gas gathering and compression and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004. The increase in this revenue and expense from 2004 is due to the full year of activity during 2005 as well as the increased production as described above.

Interest income increased $1,058,858 during 2005 compared 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2005 relating primarily to proceeds from the Company's $65,000,000 Convertible Note issuance during October 2004 and the proceeds from the common stock offering during November 2005.

Lease operating expense increased $232,326 during 2005 compared with 2004 primarily due to the increased number of producing wells during 2005.

Depletion, depreciation and amortization expense during 2005 is comprised of $4,772,000 of depletion expense related to the Company's proved oil and gas properties, $57,403 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $14,036 of accretion expense related the Company's asset retirement obligation. The corresponding expense during 2004 consists of $1,025,100 of depletion expense, $60,812 of depreciation expense and $16,663 of accretion expense. The increase in depletion expense during 2005 as compared with 2004 is due primarily to the increase in production and related costs resulting from the Company's increased drilling and completion activity discussed above.

General and administrative expense increased by $1,795,041 during 2005 as compared with 2004, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $855,000 in salary expense and consulting fees associated with our increased operational activity, $355,000 in fees associated with the Company's audit of internal controls as required under the Sarbanes Oxley Act of 2002 and $525,000 in stock based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Interest expense during 2005 consists of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004. Interest expense during 2004 consists of the interest on the Company's outstanding Convertible Debentures that were converted into common stock during October 2004 and interest on the Convertible Notes for approximately two months.

2004 Compared to 2003

Oil and gas revenue increased $1,860,445 during 2004 compared with 2003 due to an increase in gas production of 248,932 Mcf and an increase in oil production of 3,092 bbls during 2004 combined with an increase in the average gas and oil prices of $1.10 per Mcf and $9.91 per bbl during 2004. The $1,860,445 increase in oil and gas revenue during 2004 is comprised of $1,558,355 related to the production increase and $302,090 related to the price increase. The increase in production is primarily due to the Company's 2004 drilling and recompletion activity as well as the acquisition of additional working interests in six wells during March 2004.

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

Interest expense during 2004 consisted of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004 and interest expense related to the Company's outstanding Debentures that were converted into common stock in October 2004. The interest expense during 2003 consisted of the interest incurred on an outstanding note payable that was repaid during February 2004 as well as interest on the Company's outstanding Debentures.

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

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the impact of this new standard and estimates that the adoption SFAS No. 123(R) will have an effect on the financial statements similar to the pro-forma effects reported in Note 2 of the accompanying financial statements.

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

In March 2005, the FASB issued  Interpretation (FIN)
No. 47, "Accounting for Conditional Asset Retirement Obligations -- An Interpretation of SFAS No. 143", which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the company's financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have an impact on the Company's financial statements.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms              43-44

Consolidated Balance Sheets at December 31, 2005 and 2004              45-46

Consolidated Statements of Operations for the Years Ended
    December 31, 2005, 2004 and 2003                                   47

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2005, 2004 and 2003                             48

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2005, 2004 and 2003                                   49

Notes to Consolidated Financial Statements                             50-81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the consolidated balance sheets of Gasco Energy, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 1, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ Hein & Associates LLP
Denver, Colorado
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Gasco Energy, Inc. (the "Company") and its subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."



/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 25, 2004





                                                             GASCO ENERGY, INC.
                                                        CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                ------------------------------------
                                                                  2005                  2004
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $62,661,368           $25,717,081
  Restricted investment                                            10,139,000             3,535,055
  Short-term investments                                           15,000,000            27,000,000
  Accounts receivable
    Joint interest billings                                         1,792,038               429,779
    Revenue                                                         3,115,154               615,265
  Inventory                                                         1,182,982             1,009,914
  Prepaid expenses                                                    645,554               458,555
                                                                  -----------           -----------
          Total                                                   94,536,096            58,765,649
                                                                  -----------           ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                       83,972,300            29,811,483
    Unproved mineral interests                                     13,323,712            18,449,330
  Gathering assets                                                  4,831,050             2,469,580
  Equipment                                                         5,148,388                89,900
  Furniture, fixtures and other                                       175,607               158,590
                                                                  -----------            ----------
           Total                                                  107,451,057            50,978,883
                                                                  -----------            ----------
  Less accumulated depreciation, depletion and amortization       (6,986,662)           (2,247,032)
                                                                  -----------           -----------
           Total                                                 100,464,395            48,731,851
                                                                 ------------           ----------

NON-CURRENT ASSETS
  Restricted investment                                             3,565,020             6,778,040
  Deferred financing costs                                          2,634,461             3,092,628
                                                                    ---------             ---------
                                                                    6,199,481             9,870,668
                                                                    ---------             ---------

TOTAL ASSETS                                                    $ 201,199,972         $ 117,368,168
                                                                =============         =============













               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                                             GASCO ENERGY, INC.
                                                  CONSOLIDATED BALANCE SHEETS (continued)


                                                                                         December 31,
                                                                                 -------------------------------------
                                                                                   2005                        2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $   907,772            $ 1,447,149
  Revenue payable                                                                     1,658,141                334,765
  Advances from joint interest owners                                                 2,476,080                891,999
  Accrued interest                                                                      844,098                695,139
  Accrued expenses                                                                    2,571,047              2,677,352
                                                                                     ----------             ----------
           Total                                                                     8,457,138              6,046,404
                                                                                     ----------             ---------

NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                                                     65,000,000             65,000,000
   Asset retirement obligation                                                          223,947                108,566
   Deferred rent expense                                                                 78,727                      -
                                                                                     ----------             ----------
       Total                                                                         65,302,674             65,108,566
                                                                                     ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 13, 14)

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000  shares authorized; 763 shares issued and outstanding with a liquidation preference of $335,720 in 2005 and 2,255 shares issued and
    outstanding with a liquidation preference of $992,200 in 2004                             1                      2
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     85,041,492 shares issued and 84,967,792 outstanding in 2005;
     70,590,909 shares issued and 70,517,209 shares outstanding in 2004                   8,504                  7,059
  Additional paid in capital                                                        157,540,755             76,346,463
  Deferred compensation                                                               (443,579)              (512,440)
  Accumulated deficit                                                              (29,535,226)           (29,497,591)
  Less cost of treasury stock of 73,700 common shares                                 (130,295)              (130,295)
                                                                                   ------------            -----------
           Total                                                                   127,440,160             46,213,198
                                                                                   ------------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 201,199,972          $ 117,368,168
                                                                                 =============-         =============









               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              For the Year Ended December 31,
                                                                       -------------------------------------------------
                                                                                2005             2004             2003

REVENUES
  Gas                                                                   $ 13,462,977      $  2,928,689     $  1,206,741
  Oil                                                                        605,330           195,199           56,702
  Gathering                                                                1,411,259           143,326                -
  Interest income                                                          1,383,859           325,001           11,987
                                                                          ----------         ---------        ---------
          Total                                                           16,863,425         3,592,215        1,275,430
                                                                          ----------         ---------        ---------

OPERATING EXPENSES
  Lease operating                                                            870,593           638,267          337,278
  Gathering operations                                                     1,166,841           267,450                -
  Depletion, depreciation, amortization and asset retirement
    liability accretion                                                    4,843,439         1,102,575          552,923
  General and administrative                                               5,987,019         4,191,978        2,819,675
  Interest expense                                                         4,033,168         1,597,775           82,392
                                                                          ----------         ---------        ---------
           Total                                                          16,901,060         7,798,045        3,792,268
                                                                          ----------         ---------        ---------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                            (37,635)       (4,205,830)      (2,516,838)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                       -                 -           (9,687)
                                                                          -----------       ----------        ---------
NET LOSS                                                                    (37,635)       (4,205,830)      (2,526,525)

Preferred stock dividends                                                   (33,347)         (140,853)        (304,172)
                                                                          ----------       -----------      -----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                                          $  (70,982)     $ (4,346,683)    $ (2,830,697)
                                                                         ===========     =============    =============

PER COMMON SHARE DATA - BASIC AND DILUTED:
  Loss before cumulative effect of change in accounting principle          $  (0.00)         $  (0.07)        $  (0.07)
  Cumulative effect of change in accounting principle                             -                 -                -
                                                                            ---------          --------          ------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                              $  (0.00)         $  (0.07)        $  (0.07)
                                                                           =========         =========        =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                         72,152,977        63,194,223       41,262,778
                                                                         =============     =============    ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                                   GASCO ENERGY, INC.
                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Additional
                              Preferred Stock       Common Stock    Paid in      Deferred      Accumulated   Treasury
                              Shares  Value    Shares      Value    Capital     Compensation    Deficit       Stock        Total

Balance, December 31, 2002      -         -  40,362,500  $ 4,036 $ 44,958,593  $  (52,833) $ (22,765,236) $ (130,295)  $ 22,014,265
Issuance of preferred stock   11,052   $ 11                         4,797,398                                             4,797,409
Issuance of common stock                      4,888,436      490    2,808,719                                             2,809,209
Issuance of restricted stock                    425,000       42      250,708    (221,250)                                   29,500
Amortization of deferred
  compensation                                                                     94,317                                   94,317
Beneficial conversion feature                                         166,667                                               166,667
Dividends paid                   682      1                           (4,092)                                               (4,091)
Net loss                                                                                      (2,526,525)               (2,526,525)
Other                                                                   1,332            -             -            -         1,332
                               -----   ----  ----------    ------     -------    ---------    -----------    --------   -----------

Balance December 31, 2003     11,734     12  45,675,936    4,568   52,979,325    (179,766)   (25,291,761)   (130,295)    27,382,083
 Conversion of preferred
  shares to common shares     (9,479)   (10)   5,958,226      596        (586)                                                     -
 Issuance of common stock                    14,714,787    1,472   20,786,130    (748,157)                               20,039,445
 Conversion of Convertible
    Debentures                                 4,166,665      416    2,503,376                                             2,503,792
 Exercise of common stock
   options                                        33,336        3       33,333                                                33,336
Amortization of deferred
  compensation                                                                     415,483                                  415,483
Proceeds from 16b violation                                           106,858                                               106,858
Dividends paid                                   41,959        4     (61,973)                                              (61,969)
Net loss                           -      -           -        -            -            -    (4,205,830)               (4,205,830)
                                ----    ---     --------    ----   ----------     --------    ----------       -------   -----------

Balance December 31, 2004      2,255      2  70,590,909    7,059   76,346,463    (512,440)   (29,497,591)   (130,295)    46,213,198
Issuance of common stock                     12,929,516    1,293   79,449,446    (172,773)                               79,277,966
 Conversion of preferred
  shares to common shares     (1,492)    (1)     937,827       94         (93)                                                     -
 Exercise of common stock
  options                                        583,240       58    1,275,685                                             1,275,743
Amortization of deferred
   compensation                                                       502,601      241,634                                  744,235
Dividends paid                                                       (33,347)                                              (33,347)
Net loss                                                                                         (37,635)                  (37,635)
                               -----  ------ ----------    ------   ---------     --------    -----------    -------     ----------

Balance December 31, 2005        763   $  1  85,041,492  $ 8,504 $157,540,755   $(443,579) $ (29,535,226) $ (130,295) $ 127,440,160
                                 ===   ====  ==========  ======= ============   ========== ============== =========== =============




         The accompanying notes are an integral part of the consolidated financial statements.



                                                             GASCO ENERGY, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended December 31,
                                                                              -------------------------------------------------
                                                                                   2005             2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $ (37,635)     $(4,205,830)        $(2,526,525)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                             4,829,403        1,085,912             541,128
     Accretion of asset retirement obligation                                      14,036           16,663              11,795
     Stock compensation                                                           744,235          415,483              94,317
    Non-cash rent expense                                                          48,727
    Landlord incentive payment                                                     30,000
     Amortization of beneficial conversion feature                                      -          161,514               6,945
     Amortization of deferred financing costs                                     458,167          294,993               7,758
     Cumulative effect of change in accounting principle                                -                -               9,687
     Changes in operating assets and liabilities:
      Accounts receivable                                                     (3,862,148)        (545,681)           (403,219)
      Inventory                                                                 (173,068)      (1,009,914)                   -
         Prepaid expenses                                                       (186,999)           59,992           (320,059)
         Accounts payable                                                       (679,797)        (600,723)             164,303
         Revenue payable                                                        1,323,376           91,252             185,215
         Advances from joint interest owners                                    1,584,081          891,999                   -
         Accrued interest                                                         148,959          695,139                   -
         Accrued expenses                                                     (2,106,305)        1,743,832              36,741
                                                                              -----------       ----------           ---------
                  Net cash provided by (used in) operating activities           2,135,032        (905,369)         (2,191,914)
                                                                                ---------      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisitions, development and exploration                     55,181,914)     (25,736,066)         (5,283,426)
  Cash paid for furniture, fixtures and other                                   (106,790)         (64,053)             (3,264)
  Proceeds from property sales                                                    828,102        4,463,161                   -
  Investment in short-term investments                                                  -     (27,000,000)                   -
  Proceeds from the sale of short term investments                             12,000,000                -                   -
  Cash designated as restricted                                               (6,816,967)     (10,313,095)           (250,000)
  Cash undesignated as restricted                                               3,426,042          250,000             250,000
                                                                              -----------      -----------         -----------
                 Net cash used in investing activities                        (45,851,527)     (58,400,053)        (5,286,690)
                                                                              -----------      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                           79,693,764       21,500,001           2,777,292
  Issuance of convertible notes                                                         -       65,000,000                   -
  Exercise of options to purchase common stock                                  1,275,743           33,336                   -
  Cash paid for offering costs                                                  (275,378)      (4,636,828)           (266,721)
  Preferred dividends                                                            (33,347)         (61,973)             (4,092)
  Proceeds from sale of preferred stock                                                 -                -           4,862,840
  Proceeds from sale of convertible debentures                                          -                -           2,500,000
  Repayment of note payable                                                             -                -         (1,400,000)
  Proceeds from 16b violation                                                           -          106,858               1,332
                                                                               ----------       ----------           ---------
                Net cash provided by financing activities                      80,660,782       81,941,394           8,470,651
                                                                               ----------       ----------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      36,944,287       22,635,972             992,047

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                        25,717,081        3,081,109           2,089,062
                                                                               ----------      -----------           ---------
    END OF PERIOD                                                             $62,661,368      $25,717,081         $ 3,081,109
                                                                              ===========      ===========         ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                GASCO ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Restricted Investment

The restricted investment balance as of December 31, 2005 is comprised of $7,140,020 invested in U.S. government securities in an amount sufficient to provide for the payment of four semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"), as further described in
Note 8, and $6,564,000 of cash invested in cash equivalents as collateral for a one year letter of credit. The letter of credit was obtained in connection with one of the Company's long-term rig contracts. The current portion of restricted investment represents the interest payments that are due within one year and the collateral for the letter of credit. The non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted cash balance at December 31, 2004 consisted of funds invested in U.S. government securities that provided for payment of six interest payments on the Company's outstanding Notes.

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

During December 2005, Gasco purchased a drilling rig for approximately $5,000,000. The rig and the other oil and gas equipment owned by the Company is depreciated using the straight-line method over the useful life of the equipment.

Gathering Assets

Gathering assets are comprised of the costs associated with the construction of the Company's pipeline and gathering system located in the Riverbend area of Utah. These assets are being depreciated on a units of production method based upon estimated proved oil and gas reserves of the wells that are expected to flow through the gathering system.

Impairment of Long-lived Assets

The Company's unproved properties are evaluated periodically for the possibility of potential impairment. During the year ended December 31, 2005 approximately $5,300,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. Other than oil and gas properties and a drilling rig, the Company has no other long-lived assets and to date has not recognized any impairment losses.

Deferred Financing Costs

Deferred financing costs consist of the costs associated with the Company's issuance of $65,000,000 of Notes during October 2004, as further described in
Note 8. These costs are being amortized over the seven-year life of the Notes. The Company recorded amortization expense of $458,167 and $294,993 related to these costs during the years ended December 31, 2005 and 2004, respectively.

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

                                                     Year Ended December 31,
                                                      2005                  2004

        Balance beginning of period                  $108,566           $142,806
          Liabilities incurred                        123,190             29,394
          Liabilities settled                        (21,845)           (25,188)
          Revisions in estimated cash flows                 -           (55,109)
          Accretion expense                            14,036             16,663
                                                    ---------          ---------
        Balance end of period                      $ 223,947          $ 108,566
                                                   ==========         =========


The revisions in estimated cash flows during 2004 was primarily the result of the Company's decision to revise the life of the producing wells from twenty years to thirty years based upon the drilling and production results in the area.

Revenue Recognition

The Company records revenues from the sales of natural gas and crude oil recognized as income when the production is produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at December 31, 2004 and 2005 were not significant.

Computation of Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Series B Convertible Preferred Stock ("Preferred Stock"), the 5.5% Convertible Senior Notes due 2001 and the outstanding common stock options have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

As of December 31, 2005, we had 84,967,792 shares of common stock outstanding. As of such date, there were 9,292,267 shares of common stock issuable upon exercise of outstanding options and conversion of our Series B Convertible Preferred Stock. Additional options may be granted to purchase 3,237,612 shares of common stock under our stock option plan and an additional 155,450 shares of common stock are issuable under our restricted stock plan. As of December 31, 2005, and as of December 31 of each succeeding year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the Notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to approximately 101,217,792 shares (this number assumes no exercise of the options or rights described above or conversion of the Series B Convertible Preferred Stock).

Significant Customers

Although the Company sells the majority of its production to a few purchasers, there are numerous other purchasers in the areas in which Gasco sells its production; therefore, the loss of its significant customer would not adversely affect the Company's operations. For the years ended December 31, 2005, 2004 and 2003, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

                                             For the Year Ended December 31,
                                         --------------------------------------
                                          2005            2004            2003
                                          ----            ----            ----

      ConocoPhillips Company              96%              93%            93%

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

Other Comprehensive Income

The Company's short-term investments are classified as available for sale, and are carried on the balance sheet at market value. Unrealized gains and losses, net of deferred income taxes, are generally reported as other comprehensive income and as an adjustment to stockholders equity. If a decline in market value below cost is assessed as being other than temporary, such impairment is included in the determination of net income. The Company's available-for-sale securities are readily marketable and available for use in its operations should the need arise. Therefore, the Company has classified such securities as current assets. As of December 31, 2005 and 2004, the market value of the Company's short-term investments approximates its cost basis and therefore, there were no unrealized gains and losses included in other comprehensive income during 2005 or 2004.

The Company does not have any other items of other comprehensive income for the years ended December 31, 2005, 2004 and 2003. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

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

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25") and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                              For the Year Ended December 31,
                                                        2005               2004               2003
                                                        ----               ----               ----
Net loss attributable to common shareholders:
    As reported                                          $ (70,982)     $ (4,346,683)       $ (2,830,697)
    Add: Stock-base employee compensation
       included in net loss (a)                             344,873           312,243              41,484
    Less: Stock based employee compensation
      determined under the fair value based method        2,920,997           757,294             742,211
                                                        -----------       -----------        ------------
    Pro forma                                          $(2,647,106)      $(4,791,734)        $(3,531,424)
                                                       ============      ============        ============

Net loss per common share:
    As reported                                            $ (0.00)          $ (0.07)            $ (0.07)
                                                           ========          ========            ========
    Pro forma                                              $ (0.04)          $ (0.08)            $ (0.09)
                                                           ========          ========            ========

(a) Represents the compensation expense associated with the Company's restricted stock awards, further described in Note 9.

The fair value of the common stock options granted during 2005, 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                             For the Year Ended December 31,
                                       -----------------------------------------
                                             2005              2004        2003
                                             ----              ----        ----

     Expected dividend yield                   --                --          --
     Expected price volatility           75 - 79%          79 - 87%         82%
     Risk-free interest rate           3.7 - 3.9%        3.2 - 3.9%        2.9%
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

Fair Value

The Company's financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company's 5.5% Convertible Notes are recorded at cost, and the fair value is disclosed in Note 8. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

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

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the impact of this new standard and estimates that the adoption SFAS No. 123(R) will have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure above.

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

In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations -- An Interpretation of SFAS No. 143", which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the company's financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have an impact on the Company's financial statements.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company's net loss in any of the periods presented.

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


                                                   Condensed Consolidating Balance Sheet
                                                          As of December 31, 2005
                                                                (Unaudited)
                                                                                           Guarantor
                                                               Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $ 59,314,343         $3,347,025          $     -       $ 62,661,368
  Restricted investment                                         10,139,000                  -                -         10,139,000
  Short-term investments                                        15,000,000                  -                -         15,000,000
  Accounts receivable                                                    -          4,907,192                -          4,907,192
  Inventory                                                              -          1,182,982                -          1,182,982
  Prepaid expenses                                                 645,229                325                -            645,554
                                                                ----------          ---------       -----------        ----------
          Total                                                 85,098,572          9,437,524                          94,536,096
                                                                ----------          ---------       ------------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                             -         83,972,300                -         83,972,300
    Unproved mineral interests                                     274,540         13,049,172                -         13,323,712
    Gathering assets                                                     -          4,831,050                -          4,831,050
    Equipment                                                            -          5,148,388                -          5,148,388
  Furniture, fixtures and other                                    175,607                 -                 -            175,607
                                                                 ---------        ------------      ------------      -----------
           Total                                                   450,147        107,000,910                -        107,451,057
                                                                 ---------        -----------       ------------      -----------
  Less accumulated depreciation, depletion and amortization       (46,064)        (6,940,598)                -        (6,986,662)
                                                                 ---------        -----------       ------------      -----------
           Total                                                   404,083        100,060,312                -        100,464,395
                                                                 ---------        -----------        ------------     -----------
OTHER ASSETS
  Restricted investment                                          3,565,020                  -                -          3,565,020
  Deferred financing costs                                       2,634,461                                              2,634,461
  Intercompany                                                 103,081,444      (103,081,444)                -                  -
                                                               -----------      -------------        -----------      -----------
           Total                                               109,280,925      (103,081,444)                           6,199,481
                                                               -----------      -------------        -----------        ---------
TOTAL ASSETS                                                 $ 194,783,580   $      6,416,392                -       $201,199,972
                                                             =============   ================        ===========-    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $ 661,307          $ 246,465           $    -         $  907,772
  Revenue payable                                                        -          1,658,141                -          1,658,141
  Advances from joint interest owners                                    -          2,476,080                -          2,476,080
  Accrued interest                                                 844,098                  -                -            844,098
  Accrued expenses                                                 507,066          2,063,981                -          2,571,047
                                                                ----------          ---------           ------          ---------
           Total                                                 2,012,471          6,444,667                -          8,457,138
                                                                ----------          ---------           ------          ---------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                65,000,000                  -                -         65,000,000
   Asset retirement obligation                                           -            223,947                -            223,947
   Deferred rent expense                                            78,727                  -                -             78,727
                                                                ----------           --------           ------         ----------
       Total                                                    65,078,727            223,947                          65,302,674
                                                                ----------           --------           ------         ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                                   1                  -                -                  1
  Common stock                                                       8,504                  -                -              8,504
  Other                                                        127,683,877          (252,222)                -        127,431,655
                                                               -----------          ---------           ------        -----------
           Total                                               127,692,382          (252,222)                -        127,440,160
                                                               -----------          ---------           ------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                     $194,783,580      $   6,416,392           $    -      $ 201,199,972
                                                              ============      =============           ======      =============








                                                   Condensed Consolidating Balance Sheet
                                                          As of December 31, 2004
                                                                (Unaudited)
                                                                                           Guarantor
                                                               Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $ 23,357,073         $2,360,008                -       $ 25,717,081
  Restricted investment                                          3,535,055                                   -          3,535,055
  Short-term investments                                        27,000,000                  -                -         27,000,000
  Accounts receivable                                                    -          1,045,044                -          1,045,044
  Inventory                                                              -          1,009,914                -          1,009,914
  Prepaid expenses                                                                    458,555                             458,555
                                                                -----------       -----------      ------------       -----------
          Total                                                 53,892,128         4,873,521                           58,765,649
                                                                ----------         ----------      -------------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                             -         29,811,483                -         29,811,483
    Unproved mineral interests                                     274,540         18,174,790                -         18,449,330
    Gathering assets                                                     -          2,469,580                -          2,469,580
    Equipment                                                            -             89,900                -             89,900
  Furniture, fixtures and other                                    158,590                                                158,590
                                                                 ---------        -----------       -----------       -----------
           Total                                                   433,130         50,545,753                          50,978,883
                                                                 ---------         ----------        ----------        ----------
  Less accumulated depreciation, depletion and amortization       (90,189)        (2,156,843)                         (2,247,032)
                                                                 ---------        -----------        ----------       -----------
           Total                                                   342,941        48,388,910                           48,731,851
                                                                 ---------                           ----------       -----------
OTHER ASSETS
  Restricted investment                                          6,778,040                  -                -          6,778,040
  Deferred financing costs                                       3,092,628                                              3,092,628
  Intercompany                                                  57,098,600       (57,098,600)                -                  -
                                                                ----------       ------------       -----------        ----------
           Total                                                66,969,268       (57,098,600)                           9,870,668
                                                             -------------       ------------       -----------         ---------
TOTAL ASSETS                                                $ 121,204,337       $ (3,836,169)       $     -         $ 117,368,168
                                                            ==============      =============         =========     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $274,269        $ 1,172,880         $      -        $ 1,447,149
  Revenue payable                                                        -            334,765                -            334,765
  Advances from joint interest owners                                    -            891,999                -            891,999
  Accrued interest                                                 695,139                  -                -            695,139
  Accrued expenses                                                 755,139          1,922,213                -          2,677,352
                                                                 ---------          ---------            --------       ---------
            Total                                                 1,724,547          4,321,857               -           6,046,404
                                                                ----------          ---------            --------       ---------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                65,000,000                  -                -         65,000,000
   Asset retirement obligation                                          -             108,566                -            108,566
                                                                -----------           -------              -------     ----------
       Total                                                    65,000,000            108,566                -         65,108,566
                                                                ----------            -------              -------     ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                                   2                  -                -                  2
  Common stock                                                       7,059                  -                -              7,059
  Other                                                         54,472,729        (8,266,592)                -         46,206,137
                                                                ----------        -----------           ----------     ----------
       Total                                                    54,479,790        (8,266,592)                -         46,213,198
                                                                ----------        -----------           -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                    $ 121,204,337       $(3,836,169)          $     -      $ 117,368,168
                                                             =============       ============             =======   =============






                                                  Consolidating Statements of Operations

For the Year Ended December 31, 2005                                                     Guarantor
                                                     Parent          Subsidiaries      Eliminations     Consolidated
REVENUES
  Oil and gas                                             $    -        $ 14,068,307         $     -       $ 14,068,307
  Gathering                                                    -           2,258,206       (846,947)          1,411,259
  Interest income                                      1,383,740                 119               -          1,383,859
                                                       ---------          ----------      ----------         ----------
          Total                                        1,383,740          16,326,632       (846,947)         16,863,425
                                                       ---------          ----------       ---------         ----------
OPERATING EXPENSES
  Lease operating                                              -           1,717,540       (846,947)            870,593
  Gathering operations                                         -           1,166,841               -          1,166,841
  Depletion, depreciation and amortization                45,648           4,797,791               -          4,843,439
  General and administrative                           5,987,019                   -               -          5,987,019
  Interest expense                                     4,033,168                   -               -          4,033,168
                                                       ---------           ---------        --------          ---------
           Total                                      10,065,835           7,682,172       (846,947)         16,901,060
                                                      ----------           ---------       ---------         ----------
NET INCOME (LOSS)                                    (8,682,095)           8,644,460               -           (37,635)
Preferred stock dividends                               (33,347)                                               (33,347)
                                                     -----------           ---------        --------          ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                              $ (8,715,442)          $8,644,460          $    -         $ (70,982)
                                                   =============          ==========          ======         ==========



For the Year Ended December 31, 2004                                    Guarantor
                                                        Parent          Subsidiaries      Eliminations     Consolidated
REVENUES
  Oil and gas                                            $     -         $ 3,123,888         $     -       $  3,123,888
  Gathering                                                    -             143,326               -            143,326
  Interest income                                        324,897                 104                            325,001
                                                         -------           ---------          ----------      ---------
          Total                                          324,897           3,267,318               -          3,592,215
                                                         -------           ---------          ----------      ---------
OPERATING EXPENSES
  Lease operating                                              -             638,267               -            638,267
  Gathering operations                                                       267,450                            267,450
  Depletion, depreciation and amortization                12,132           1,090,443                          1,102,575
  General and administrative                           2,714,031           1,477,947               -          4,191,978
  Interest expense                                     1,597,775                                              1,597,775
                                                       ---------           ---------           ----------     ---------
           Total                                       4,323,938           3,474,107                          7,798,045
                                                       ---------           ---------           ----------     ---------
NET LOSS                                             (3,999,041)           (206,789)               -        (4,205,830)
Preferred stock dividends                              (140,853)                 -                 -          (140,853)
                                                      ----------            --------           -----------    ---------
NET LOSS ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                              $(4,139,894)     $     (206,789)         $     -       $(4,346,683)
                                                    ============     ===============           =======       ============






                                                  Consolidating Statements of Operations


For the Year Ended December 31, 2003                                         Guarantor
                                                            Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                                $     -         $ 1,263,443          $     -       $ 1,263,443
  Interest income                                             11,836                 151                -            11,987
                                                            --------           ---------           ------         ---------
          Total                                               11,836           1,263,594               -          1,275,430
                                                            --------           ---------           ------         ---------
OPERATING EXPENSES
  Lease operating                                                  -             337,278                -           337,278
  Depletion, depreciation and amortization                         -             552,923                -           552,923
  General and administrative                               1,357,126           1,462,549                -         2,819,675
  Interest expense                                             1,750              80,642                -            82,392
                                                           ---------           ---------            ------        ---------
           Total                                           1,358,876           2,433,392                -         3,792,268
                                                           ---------           ---------            ------        ---------
NET LOSS BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                              (1,347,040)         (1,169,798)                -       (2,516,838)
Cumulative effect of change in accounting principle               -              (9,687)                -           (9,687)
                                                          -----------        -----------           --------      ----------
NET LOSS                                                 (1,347,040)         (1,179,485)                -       (2,526,525)

Preferred stock dividends                                  (304,172)                   -                          (304,172)
                                                         -----------          ----------            -----      ------------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $ (1,651,212)       $ (1,179,485)        $       -     $ (2,830,697)
                                                       =============       =============         =========      ===========








                                                 Consolidating Statements of Cash Flows

For the Year Ended December 31, 2005                                        Guarantor
                                                          Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                       (7,222,953)         $9,357,985         $     -        $2,135,032

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                (106,790)                  -               -         (106,790)
  Cash paid for acquisitions, development and exploration            -       (55,181,914)               -      (55,181,914)
  Proceeds from property sales                                       -            828,102               -           828,102
  Proceeds from sale of short-term investments              12,000,000                  -               -        12,000,000
  Cash designated as restricted                            (6,816,967)                  -               -       (6,816,967)
  Cash undesignated as restricted                            3,426,042                                            3,426,042
                                                            ----------       -------------        -----------    ----------
    Net cash provided by (used) in investing activities      8,502,285       (54,353,812)                      (45,851,527)
                                                             ---------       ------------         -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                    79,693,764                                           79,693,764
  Preferred dividends                                         (33,347)                  -               -          (33,347)
  Cash paid for offering costs                               (275,378)                  -               -         (275,378)
  Exercise of options to purchase common stock               1,275,743                  -               -         1,275,743
  Intercompany                                            (45,982,844)         45,982,844               -                 -
                                                          ------------        ------------         ---------      ---------
              Net cash provided by financing activities     34,677,938         45,982,844               -        80,660,782
                                                          ------------         ----------          ---------     ----------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                             35,957,270            987,017                        36,944,287
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                     23,357,073          2,360,008               -        25,717,081
                                                            ----------          ---------           ---------    ----------
     END OF PERIOD                                         $ 59,314,343        $ 3,347,025          $            $62,661,368
                                                          ============        ===========            ========    ===========

For the Year Ended December 31, 2004                                          Guarantor
                                                             Parent          Subsidiaries      Eliminations     Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES                        $(456,645)        $ (448,724)  $                    $ (905,369)
                                                                                           -

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                 (64,053)                  -               -          (64,053)
  Cash paid for acquisitions, development and exploration            -       (25,736,066)               -      (25,736,066)
  Proceeds from property sales                                       -          4,463,161               -         4,463,161
  Investment in short-term investments                    (27,000,000)                  -               -      (27,000,000)
  Cash designated as restricted                           (10,313,095)                  -               -      (10,313,095)
  Cash undesignated as restricted                              250,000                  -               -           250,000
                                                           -----------        ------------           ------     -----------
               Net cash used in investing activities      (37,127,148)       (21,272,905)               -      (58,400,053)
                                                          ------------  -----------------            -------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of convertible notes           65,000,000                  -               -        65,000,000
  Preferred dividends                                         (61,973)                  -               -          (61,973)
  Exercise of options to purchase common stock                  33,336                  -               -            33,336
  Proceeds from sale of common stock                        21,500,001                  -               -        21,500,001
  Cash paid for offering costs                             (4,636,828)                  -               -       (4,636,828)
  Proceeds from 16b violation                                  106,858                  -               -           106,858
  Intercompany                                            (23,700,657)         23,700,657               -                 -
                                                          ------------         ----------           --------      ---------
  Net cash provided by financing activities                 58,240,737         23,700,657                        81,941,394
                                                          ------------         ----------            -------     ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                               20,656,944          1,979,028               -        22,635,972
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                      2,700,129            380,980               -         3,081,109
                                                             ---------          ---------          ---------      ---------
    END OF PERIOD                                          $23,357,073        $ 2,360,008         $     -      $ 25,717,081
                                                           ===========        ===========           ========   ============



                                                 Consolidating Statements of Cash Flows

For the Year Ended December 31, 2003                                           Guarantor
                                                             Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                        $ (3,698,768)         $1,506,854         $     -      $(2,191,914)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                     (3,264)                  -               -           (3,264)
    Cash paid for acquisitions, development and exploration             -        (5,283,426)               -       (5,283,426)
  Cash designated as restricted                                 (250,000)                  -               -         (250,000)
  Cash undesignated as restricted                                 250,000                                              250,000
                                                                ---------        --------------      ----------     ----------
               Net cash used in investing activities              (3,264)        (5,283,426)              -        (5,286,690)
                                                               ----------        -----------         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                        2,777,292                                            2,777,292
  Preferred dividends                                             (4,092)                  -               -           (4,092)
  Cash paid for offering costs                                  (266,721)                  -               -         (266,721)
  Proceeds from the sale of preferred stock                     4,862,840                  -               -         4,862,840
  Proceeds from the sale of convertible debentures              2,500,000                  -               -         2,500,000
  Repayment of note payable                                   (1,400,000)                  -               -       (1,400,000)
  Proceeds from 16b violation                                       1,332                  -               -             1,332
  Intercompany                                                (3,891,515)          3,891,515               -                 -
                                                              -----------          ---------          ---------    -----------
              Net cash provided by financing activities         4,579,136          3,891,515              -          8,470,651
                                                              -----------          ---------          -----------  -----------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                   877,104            114,943                           992,047
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                         1,823,025            266,037               -         2,089,062
                                                                ---------          ---------           ---------     ---------
    END OF PERIOD                                              $2,700,129          $ 380,980         $     -       $ 3,081,109
                                                               ==========          =========           =========   ===========

NOTE 4 - OIL AND GAS PROPERTY

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                        For the Years Ended December 31,
                                                 ----------------------------------------------------
                                                   2005              2004                2003
                                                 -------------------------------- -------------------
Property acquisition costs:
   Unproved                                          $ 410,062       $ 5,021,126            $667,557
   Proved                                                   --          723,9012                  --
Exploration costs (a)                                1,064,874           216,165             396,967
Development costs                                    48,595,032       17,501,716          4,218,9024
                                                     ----------        ---------          ----------
   Total including asset retirement obligation       50,069,968        23,462,908          5,283,426
                                                     ==========      ============        ===========
   Total excluding asset retirement obligation      $49,968,623      $ 23,398,559        $ 5,168,174
                                                    ===========      ============        ===========

Depletion and impairment expense related to proved properties per equivalent Mcf of production for the years ended December 31, 2005, 2004 and 2003 was $2.83, $2.06 and $2.06, respectively.

At December 31, the Company's unproved properties consist of leasehold costs in the following areas:

                              2005                 2004
                              ----                 ----

        Utah              $ 3,040,717          $ 5,950,861
        Wyoming             9,779,223           12,312,742
        California            313,586              185,727
        Nevada                190,186                    -
                          -----------          -----------
                          $13,323,712          $18,449,330
                          ===========          ===========

During 2005, approximately $5,300,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. These costs became subject to amortization during the fourth quarter of 2005.

The following table represents the additions, net of impairments and transfers to proved oil and gas properties, to unproved acreage from inception through December 31, 2004:

                                                          Net Acquisition
                     Years                                     Costs
               2001 and earlier                            $ 9,152,740
                     2002                                    4,831,796
                     2003                                    (772,497)
                     2004                                    5,237,291
                     2005                                  (5,125,618)
                                                           -----------
Unproved Mineral Interest as of
    December 31, 2005                                     $ 13,323,712
                                                          ============

The Company's drilling activities are located primarily in the Riverbend Area of Utah, and the Company plans to drill approximately 32 gross (15 net) wells in this area during 2006. The Company also plans to drill up to three wells in Wyoming during 2006 and continues to consider several additional options for its Wyoming acreage such as the farm-out of some of its acreage and other similar type arrangements. The Company entered into a farm-out agreement under which an unrelated entity has committed to drill one well on its acreage in California. Under this agreement, Gasco will contribute the acreage and the unrelated entity will pay the drilling and completion costs. Gasco will retain a 25% interest if the well is successful.

NOTE 5 - PROPERTY ACQUISITIONS

During December 2005, Gasco purchased a rig for approximately $5,000,000. Gasco entered into a one-year drilling contract with an unrelated third party who will operate the rig. The operator may buy the rig from Gasco at the fair market value of the rig within three years of when the rig is delivered. This rig is scheduled to be moved on location in our Riverbend Project to begin drilling early in the second quarter of 2006. With the addition of this rig, Gasco will have four rigs drilling in the Riverbend Project during most of 2006. Also, during December 2005, we entered into a three-year contract for a new-build rig to be delivered in December 2006. In connection with this contract we provided the rig owner a letter of credit from our bank for $6,564,000. The cash collateral for this letter of credit is reflected as a restricted investment in the accompanying financial statements.

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition occurred on January 1, 2003. The results for the year ended December 31, 2005 are the same as the actual results.

                                             For the Years Ended December 31,
                                              2004                   2003
                                              ----                   ----

Revenue                                     $ 3,742,586          $2,363,046
Loss before cumulative effect of
   Change   in accounting principle         (4,136,633)         (1,918,451)
Net Loss                                    (4,136,633)         (1,928,138)
Net Loss Attributable to Common
  Stockholders                              (4,277,486)         (2,232,310)

Net Loss per Common Share - Basic
  and Diluted                                  $(0.07)            $ (0.05)

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

NOTE 6 - SERVICE PARTIES' AGREEMENT

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

Under these agreements, the service providers have the exclusive right to provide their services, as long as they are able, in the development of the Riverbend acreage. Under these agreements, we have agreed to fund approximately 30% of the development costs of each of the wells drilled, with the service providers providing drilling and completion services equivalent to 45% of the total development costs. The remaining development costs are funded by third party investors that are also parties to the agreements. Our interest in the production stream from each 10-well bundle of wells, net of royalties, taxes and lease operating expenses, is estimated to equal the proportion of the total well costs that we fund. The drilling of the second bundle commenced late in 2004. During the fourth quarter of 2005, the Service Parties agreed to proceed with the third bundle of ten wells.

NOTE 7 - PROPERTY DIVESTITURES

In connection with the Service Parties agreements, described in Note 6, the Company completed a disposition of net profits interests of between 18.75% and 25% in the 8 wells that have been drilled in the Riverbend area in Utah during 2004 for total cash consideration of $4,314,984, net of adjustments and commissions. The purpose of this transaction was to allow third party investors to become a party to the Company's service provider arrangements. The consideration paid to the Company in this transaction represented the share of such investor's development costs of the 8 wells completed as of such date. These investors have the opportunity to continue to participate in the development program under the service provider arrangement by funding 25% of future development costs.

The cash received by the Company consisted of $4,314,984, which represented the purchase price for the transaction of $4,790,387 less adjustments of $327,227 for net revenue minus lease operating expense for the properties from June 2004 and $148,176, representing a commission to the purchasers' financial advisor, which the Company agreed to pay.

The following unaudited pro forma consolidated results of operations are presented as if the disposition occurred on January 1, 2003. The results for the year ended December 31, 2005 are the same as the actual results.

                                            For the Years Ended December 31,
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

NOTE 8 - CONVERTIBLE NOTES

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

Interest on the Notes accrues from the most recent interest payment date, and is payable in cash semi-annually in arrears on April 5th and October 5th of each year, and commenced on April 5, 2005. Interest is payable to holders of record on March 15th and September 15th immediately preceding the related interest payment dates, and will be computed on the basis of a 360-day year consisting of twelve 30-day months.

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

Pursuant to a Collateral Pledge and Security Agreement dated October 20, 2004, between the Company and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (the "Pledge Agreement"), the Company pledged U. S. government securities in an amount sufficient upon receipt of scheduled principal and interest payments with respect to such securities to provide for the payment of the first six scheduled interest payments on the Notes. $10,313,095 of the net proceeds from the offering of Notes was used to acquire such U. S. government securities, which is recorded as restricted investment in the accompanying financial statements.

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

Based on the market price of the Company's common stock as of December 31, 2005, the fair value of the Notes is $106,112,500.

The Notes are due in 2011 and therefore do not have any maturities within the next five years.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's capital stock as of December 31, 2005 and 2004 consists of 300,000,000 authorized shares of common stock, par value $0.0001 per share, and 20,000 authorized shares of Series B Convertible Preferred stock, par value $0.001 per share.

Series B Convertible Preferred Stock - As of December 31, 2005, Gasco had 763 shares of Series B Preferred Stock ("Preferred Stock") issued and outstanding. The Preferred Stock is entitled to receive dividends at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock is $0.70 per common share, which was greater than the market price on the issuance date, making each share of Preferred Stock convertible into approximately 629 shares of Gasco common stock. Shares of the Preferred Stock are convertible into Gasco common shares at any time at the holder's election. Gasco may redeem shares of the Preferred Stock at a price of 105% of the purchase price at any time after February 10, 2006. The Preferred Stock votes as a class on issues that affect the Preferred Stockholder's interests and votes with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003. All of the preferred shares were converted by the holders into 479,599 shares of common stock during January 2006.

During the year ended December 31, 2005, the Company paid $33,347 of cash dividends to the holders of its Preferred Stock.

Common Stock - Gasco has 85,041,492 shares of Common Stock issued and 84,967,792 shares outstanding as of December 31, 2005. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, the holders of the Preferred Stock were entitled to vote with shares of common stock on an as-converted basis. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2005 and 2004 are described as follows:

On December 15, 2005, the Company's Board of Directors approved the issuance of 23,700 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan ("Restricted Stock Plan"), to certain of the Company's officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

The compensation expense related to the restricted stock was measured on December 15, 2005 using the trading price of the Company's common stock, the date the restricted shares were issued and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 595,379 unvested shares of restricted stock outstanding as of December 31, 2005. The compensation expense related to the restricted stock outstanding during year ended December 31, 2005 was $344,873.

On November 23, 2005, we closed a public offering of 12,500,000 shares of common stock at a price to the public of $6.50 per share. We also granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of our common stock solely to cover over-allotments. The underwriters exercised this option for an additional 439,400 shares of common stock and this transaction was closed on December 6, 2005. The net proceeds from this offering, after underwriting discount and offering costs were $79,418,386. These proceeds will be used to fund capital expenditures for the development and exploration of Gasco's oil and natural gas properties and the development associated infrastructure, working capital and general corporate purposes.

During 2005, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 1,492 shares of Preferred Stock into 937,827 shares of common stock in accordance with the terms of such Preferred Stock.

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

On June 14, 2004, the Company issued of 395,850 shares of common stock, under the Restricted Stock Plan, to certain of the Company's officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

During the third quarter of 2004, upon vesting of a previous restricted stock grant, an officer of Gasco returned 14,397 of his shares to the Company in satisfaction of his personal tax liability that resulted from the vesting of the restricted stock. The Company canceled these shares during the fourth quarter of 2004.

NOTE 10 - STOCK OPTIONS

During 2005, the Company granted 2,450,000 options to purchase shares of common stock to its employees, directors and outside consultants at exercise prices ranging from $3.39 to $7.39 per share. The options issued to the Company's directors vest 25% at the end of each calendar quarter beginning September 30, 2005 and the remaining options vest 16 2/3% at the end of each four-month period after the issuance date. All of the options issued expire within ten years from the grant date.

During 2005 the Company issued 643,083 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.00 per common share to $3.91 per common share for total proceeds of $1,274,743.

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

As of December 31, 2005 options to purchase an aggregate 8,812,667 shares of the Company's common stock were outstanding. These options were granted during 2005, 2004, 2003, 2002 and 2001 to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $7.39 per share. The options vest at varying schedules within two years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants and an officer of the Company, of $399,364, $73,705 and $52,833 was charged to
operations   during  the  years  ended   December  31,  2005,   2004  and  2003,
respectively.

A summary of the options granted to purchase common stock and the changes therein during the years ended December 31, 2005, 2004 and 2003 is presented below.

                                              2005                         2004                            2003
                                              ----                         -----                           ----
                                                     Weighted                     Weighted                         Weighted
                                                      Average                      Average                         Average
                                      Number of      Exercise       Number of     Exercise         Number of       Exercise
                                       Options         Price         Options        Price           Options         Price
                                       -------         -----         -------        -----           -------         -----

Outstanding at beginning of year      7,043,250         $ 1.85      5,666,586       $ 2.07          6,355,250        $ 2.17
Granted                               2,450,000           3.53      1,410,000         1.98          1,658,000          1.00
Exercised                             (643,083)           2.16       (33,336)         1.00                  -             -
Cancelled                              (37,500)           3.39                           -        (2,346,664)          2.18
                                      ---------           ----      ----------       -----        -----------          ----
Outstanding at end of year            8,812,667         $ 2.29      7,043,250       $ 1.85          5,666,586        $ 1.83
                                      =========         ======      =========       ======          =========        ======
Exercisable at December 31,           6,574,281         $ 1.97      5,624,417       $ 1.42          4,476,586        $ 2.07
                                      =========         ======      =========       ======          =========        ======

Weighted average fair value of options granted          $ 2.25                      $ 1.28                           $ 0.45
                                                        ======                      ======                           ======

Weighted average remaining contractual life of options
    Outstanding as of December 31, 2005                                6.9 years
                                                                      ====

The following table presents additional information related to the options outstanding as of December 31, 2005.

     Exercise                            Number of       Weighted Average
     Price per    Number of Shares       Shares       Remaining Contractual
       Share        Outstanding        Exercisable        Life (years)
       -----        -----------        ----------       --------------


          $1.00           2,445,000       2,445,000           6.1
           1.61              33,332          16,666           8.1
           1.73             100,000         100,000           6.0
           1.80              50,000          50,000           5.7
           1.92             710,001         464,972           8.6
           2.00           1,451,000       1,400,996           6.3
           2.15             425,000         283,324           8.6
           3.00             450,000         450,000           4.4
           3.10              82,500          82,500           0.9
           3.15             550,000         550,000           1.4
           3.39           2,192,500         579,991           9.4
           3.70             120,000         120,000           1.3
           3.91              83,334          16,666           9.1
           5.18              85,000          14,166           9.6
           7.39              35,000               -           10.0
           ----           ---------       ---------           ----
          Total           8,812,667       6,574,281           6.9
                          =========       =========           ===

NOTE 11 - STATEMENT OF CASH FLOWS

During the year ended December 31, 2005, the Company's non-cash investing and financing activities consisted of the following transactions:

     Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $123,190.

     Additions to oil and gas properties included in accounts payable and accrued expenses of $2,007,522.

     Reduction in the asset retirement obligation of $21,845 representing the plugging and abandonment activity during 2005.

     Conversion of 1,492 shares of Preferred Stock into 937,827 shares of common stock.

     Write-off of fully depreciated furniture and fixtures of $89,773.

During the year ended December 31, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     Conversion of $2,500,000 of Debentures into 4,166,665 shares of common stock.

     Additions to oil and gas properties included in accounts payable and accrued expenses of $2,556,624.

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

     Additions to oil and gas properties included in accounts payable and accrued expenses of $845,067.

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

Cash paid for interest was $3,575,000, $463,769 and $82,392 for the years ended December 31, 2005, 2004 and 2003, respectively. There was no cash paid for income taxes in any of the years ended December 31, 2005, 2004 and 2003.

NOTE 12 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following:

                                          2005           2004           2003
                                          ----           ----           ----
Current taxes:
  Federal                               $     -           $   -       $     -
  State                                       -               -             -
Deferred taxes:
  Federal                             (189,075)     (1,371,000)   (2,556,837)
  State                                   (783)       (157,580)     (285,004)
  Less: valuation allowance             189,858       1,528,580     2,841,841
                                        -------       ---------     ---------
Net income tax provision (benefit)     $     -         $     -      $      -
                                       ========        ========     =========

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for the years ended December 31, 2005, 2004 and 2003 is summarized below:



                                                     2005                 2004              2002
                                                     ----                 ----              ----

Tax provision (benefit) at federal statutory rate   $ (13,172)       $ (1,429,982)        $ (859,019)
State taxes, net of federal tax effects                  (509)           (104,032)          (188,102)
Valuation adjustment on assets distributed in
  stock redemption                                           -                   -                  -
Prior year tax return permanent true-up                      -                   -        (1,798,941)
Change in Tax Rate from Prior Year                   (182,551)                   -                  -
Other Permanent items                                    6,374               5,434              4,221
Valuation allowance                                    189,858           1,528,580          2,841,841
                                                       -------           ---------  ---     ---------
Net income tax provision (benefit)                     $     -             $     -            $     -
                                                       =======             =======            =======

The components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                         2005          2004
                                                         ----          ----
Deferred tax assets:
Federal and state net operating loss carryovers      $ 12,232,737   $ 7,415,121
Oil and gas property                                            -       133,530
Deferred rent                                              30,727             -
Deferred compensation                                     589,306       362,029
                                                       ----------     ---------
    Total deferred tax assets                          12,852,770     7,910,680
  Less: valuation allowance                           (8,134,543)   (6,935,384)
                                                      -----------   -----------
                                                        4,718,227       975,296
Deferred tax liabilities:
Oil and gas property                                    2,177,627             -
Other property, plant & equipment                       2,327,118       758,796
Other                                                     213,482       216,500
                                                        ---------       -------
     Total deferred tax liabilities                     4,718,227       975,296
                                                        ---------       -------
Net deferred tax asset                                 $     -        $     -
                                                        =========       =======


The Company has a $31,451,525 net operating loss carryover for federal income tax purposes and a $25,233,976 net operating loss carryover for state income tax purposes as of December 31, 2005. The net operating losses may offset against taxable income through the year ended December 31, 2025. A portion of the net operating loss carryovers begins expiring in 2019. The Company provided a valuation allowance against its net deferred tax asset of $8,134,543 and $6,935,384 as of December 31, 2005and 2004 respectively, since it believes that it is more likely than not that the net deferred tax assets will not be fully utilized on future income tax returns.

NOTE 13 - RELATED PARTY TRANSACTIONS

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

During the each of years ended December 31, 2005, 2004 and 2003, the Company paid $120,000 in consulting fees to a company owned by a director of Gasco. The Company is committed to pay $120,000 per year in consulting fees to this company through January 31, 2007.

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

NOTE 14 - COMMITMENTS

The Company leases approximately 8,776 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2010. The average rent for this space over the life of the lease is approximately $120,500 per year. The Company believes that this space will meet its needs for at least the next two years.

The following table shows the annual rentals per year for the life of the lease.

                  Year Ending December 31,       Annual Rentals

                            2006                   $  105,844
                            2007                      122,332
                            2008                      129,526
                            2009                      136,719
                            2010                       70,158
                         Thereafter                         -
                                                     ---------
                                                     $564,579
                                                     ========

Rent expense for the years ending December 31, 2005, 2004 and 2003 was $121,648, $52,822 and $56,970, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Company entered into employment agreements with three key officers through January 31, 2007. These agreements were revised during the first quarter of 2003 to reduce the total compensation for the officers covered by the employment agreements from $560,000 per annum to $470,000 per annum. The agreements contain clauses regarding termination and demotion of the officer that would require payment of an amount ranging from one times annual compensation to up to approximately five times annual compensation plus a cash payment from $250,000 to $500,000. Included in the employment agreements is a bonus calculation for each of the covered officers totaling 2.125% of a defined cash flow figure based on net after tax earnings adjusted for certain expenses.

During 2005 the Company converted two of the three rigs drilling for us from well-to-well contracts to two-year term contracts. The drilling rate in each of the contracts is approximately $18,500 per day and both contracts expire in December 2007. During December 2005, Gasco purchased a rig for approximately $5,000,000. Gasco entered into a one-year drilling contract with an unrelated third party who will operate the rig. The operator may buy the rig from Gasco at the fair market value of the rig within three years of when the rig is delivered. This rig is scheduled to be moved on location in our Riverbend Project to begin drilling early in the second quarter of 2006. Gasco entered into a one-year drilling contract that has a drilling rate of approximately $18,500 per day with an unrelated third party who will operate the rig. This rig is scheduled to be moved on location in our Riverbend Project to begin drilling early in the second quarter of 2006. Also, during December 2005, we entered into a three-year contract with a drilling rate of $21,000 per day for a new-build rig to be delivered in December 2006. The three year drilling contract for the new-build rig contains a provision for the Company to terminate the contract for $12,000 per day for the number days remaining in the original contract. In connection with this contract we provided the rig owner a letter of credit from our bank for $6,564,000. The cash collateral for this letter of credit is reflected as a restricted investment in the accompanying financial statements.

The future contractual obligations under the rig contracts are summarized below:

                                                   Annual Drilling Obligations
                  Year Ending December 31,

                            2006                           $17,542,625
                            2007                            21,641,750
                            2008                             7,665,000
                            2009                             7,665,000
                                                           -----------
                           Total                           $54,514,375
                                                           ===========


NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of the participating employee's compensation to the Plan. The contributions made by the Company totaled $58,110, $36,225 and $32,708 during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 16 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2005 and 2004.

             2005                                                 For the Quarter Ended
                                     ----------------------------------------------------------------------------
                                         March 31,           June 30,          September 30,         December 31,

Gross revenue                             $1,285,347       $2,548,900       $  4,696,727             $8,458,948
Net revenue from oil
  and gas operations                         544,115        1,796,945          3,927,771             7,173,301
Net income (loss)                        (1,700,128)         (998,867)           649,303             2,012,057
Net income (loss) per share
basic and diluted                             (0.02)           (0.01)               0.01                  0.03

The increase in gross revenue, net revenue from oil and gas operations and net income is due to the Company's drilling activity during the year as described above and the increase in average oil and gas prices during 2005. The Company's number of gross producing wells increased from 21 gross producing wells at December 31, 2004 to 42 gross producing wells at December 31, 2005. Additionally, the average oil and gas prices increased from $5.79 per mcf and $38.43 per bbl during 2004 to $8.16 per mcf and $56.91 per bbl during 2005.

            2004                                                  For the Quarter Ended
                                 ------------------------------------------------------------------------------------
                                     March 31,            June 30,          September 30,            December 31,

Gross revenue                        $766,775            $ 810,303            $ 860,390                $1,154,747
Net revenue from oil and
gas operations                        590,450            521,411                   638,084                611,552
Net loss                             (544,086)          (720,981)                 (540,411)            (2,400,352)  a
Net loss per share
  basic and diluted                    (0.01)             (0.01)                    (0.01)                 (0.03)

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

NOTE 17 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves as of December 31, 2005, 2004 and 2003 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2005, 2004 and 2003 were $59.87 per bbl of oil and $8.01 per mcf of gas, $42.25 per bbl of oil and $5.56 per Mcf of gas and $29.69 per bbl of oil, and $5.89 per mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.



Reserve Quantities
                                                 Gas                 Oil
                                                 Mcf                 Bbls
Proved Reserves:
      Balance, December 31, 2002              20,622,266            141,652
       Extensions and discoveries              4,446,547             36,288
       Revisions of previous estimates (a)    (9,752,505)          (66,455)
       Sales of reserves in place             (1,458,270)           (8,500)
       Purchases of reserves in place                  -                 -
       Production                               (257,035)           (1,998)
                                              -----------           -------

      Balance, December 31, 2003              13,601,003           100,987
       Extensions and discoveries              26,788,308            168,451
       Revisions of previous estimates (b)    (4,940,340)           (28,898)
       Sales of reserves in place             (2,879,772)           (23,712)
       Purchases of reserves in place           7,636,924             62,326
       Production                               (505,967)            (5,080)
                                                ---------           --------

      Balance, December 31, 2004               39,700,156            274,074
        Extensions and discoveries             49,217,928            222,943
        Revisions of previous estimates (c)  (12,814,086)          (109,093)
      Sales of reserves in place                        -                  -
      Purchases of reserves in place                    -                  -
      Production                              (1,648,870)           (10,636)
                                              -----------           --------

      Balance, December 31, 2005               74,455,128            377,288
                                               ==========            =======

Proved Developed Reserves
      Balance, December 31, 2005              18,974,697             111,655
                                              ==========           =========
      Balance, December 31, 2004               8,163,127              69,752
                                             ===========           =========
      Balance, December 31, 2003               2,937,388              24,818
                                             ===========           =========


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

     (c) The majority of the revisions of previous estimates during 2005 are comprised of the following:

          o Four proved undeveloped locations were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

          o Six proved undeveloped locations were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

          o Two proved developed non-producing completions significantly underperformed previous forecasts.

Standardized Measure of Discounted Future Net Cash Flows

                                                               December 31,
                                                  -------------------------------------------
                                                2005                  2004                 2003
                                                ----                  ----                 ----

Future cash flows                            $ 618,843,800         $ 231,958,400       $ 83,099,200
Future production and development costs      (300,991,100)         (123,579,100)        (32,804,600)
Future income taxes                           (23,006,800)                    -                   -
                                              ------------          -------------        -----------
Future net cash flows before discount          294,845,900           108,379,300         50,294,600
                                               -----------           -----------       -------------
10% discount to present value                (190,224,900)          (76,077,700)        (34,099,500)
                                             -------------          ------------       -------------
Standardized measure of discounted
  future net cash flows                      $ 104,621,000          $ 32,301,600         $16,195,100
                                             =============          ============         ===========

Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                                For the Years Ended December 31,
                                                                             ---------------------- --------------------
                                                                              2005                  2004                  2003
                                                                              ----                  ----                  ----
Standardized measure of discounted future net
   cash flows at the beginning of year                                   $ 32,301,600            $16,195,100          $12,312,002
Sales of oil and gas produced, net of production
   Costs                                                                 (13,197,714)            (2,485,621)            (926,165)
Net changes in prices and production costs                                 28,283,823            (4,045,575)           13,209,650
Extensions and discoveries, net of future
   production and development costs                                       107,380,301             34,439,255            7,250,499
Previously estimated development costs incurred                           (1,681,163)             17,499,346            4,218,902
Changes in estimated future development costs                            (34,138,277)           (62,687,146)            1,890,021
Revisions of previous quantity estimates                                 (28,607,463)            (1,055,871)          (2,629,973)
Purchases of reserves in place                                                      -              1,654,068                    -
Sales of reserves in place                                                          -              (623,985)            (391,020)
Net change in income taxes                                                (3,225,000)                      -                    -
Accretion of discount                                                       3,214,885              1,619,510            1,231,200
Changes in production rates and other                                      14,290,008             31,792,519         (19,970,016)
                                                                          -----------           ------------         ------------
Standardized measure of discounted future net cash flows at
   the end of year                                                      $ 104,621,000          $ 32,301,600           $16,195,100
                                                                        =============          =============          ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

         Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of December 31, 2005, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Changes in internal control over financial reporting during the fourth quarter of 2005. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that occurred during the fiscal quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

     Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures my deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set for by the Committee of Sponsoring
Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated
Framework.

     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

     The Company's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 1, 2006.

                                          Mark A. Erickson
                                          President & Chief Executive Officer

                                          W. King Grant
                                          Chief Financial Officer


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Gasco Energy, Inc.
Englewood, Colorado

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Gasco Energy, Inc. ("Gasco") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gasco's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Gasco Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also in our opinion, Gasco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Gasco Energy, Inc. and our report dated March 1, 2006 expressed an unqualified opinion.



/s/ Hein & Associates LLP
Denver, Colorado
March 1, 2006


ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a)  1. See "Index to Financial Statements" under Item 8 on page 42.
               2. Financial  Statement  Schedules - none.
               3. Exhibits - See Index to Exhibits, below.

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

          10.20Joint Value  Enhancement  Agreement by and among Pannonian Energy
               Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2004).

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

GASCO ENERGY, INC.                                     Dated:  February 27, 2006



By:      /s/ Mark A. Erickson
         -------------------------------------
         Mark A. Erickson, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                           Title                                       Date

/s/ Mark A. Erickson                 Director and President and Chief Executive Officer                February 27, 2006
--------------------
Mark A. Erickson

/s/ Marc A. Bruner                   Director                                                          February 27, 2006
---------------------
Marc A. Bruner

/s/ Carl Stadelhofer                 Director                                                          February 27, 2006
--------------------
Carl Stadelhofer

/s/ W. King Grant                    Executive Vice President and Chief Financial Officer              February 27, 2006
-----------------
W. King Grant                        (Principal Financial Officer and Principal Accounting
                                     Officer)

/s/ Carmen Lotito                    Director                                                          February 27, 2006
-----------------
Carmen ("Tony") Lotito

/s/ Charles B. Crowell               Director                                                          February 27, 2006
----------------------
Charles B. Crowell

/s/ Richard S. Langdon               Director                                                          February 27, 2006
----------------------
Richard S. Langdon

/s/ R. J. Burgess                    Director                                                          February 27, 2006
---------------------
R.J. Burgess

/s/ John A. Schmit                   Director                                                          February 27, 2006
------------------
John A. Schmit


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

          #10.4Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit
               4.6 to the Company's Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005). #10.5 W. King Grant
               Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003).

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

          10.20Joint Value  Enhancement  Agreement by and among Pannonian Energy
               Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2004).

          *21  List of Subsidiaries

          *23.1 Consent of Deloitte & Touche, LLP

          *23.2 Consent of Netherland, Sewell & Associates, Inc.

          *23.3 Consent of Hein & Associates LLP

          *31  Rule 13a-14(a)/15d-14(a) Certifications

          *32  Section 1350 Certifications

*  Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.