Form 10-Q
period 2006-03-31
GASCO ENERGY INC
filed 2006-05-10
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

   [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

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

          8 Inverness Drive East, Suite 100, Englewood, Colorado 80112
          (Address of principal executive offices)            (Zip Code)

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

Large accelerated filer __    Accelerated filer X       Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Number of Common shares outstanding as of May 8, 2006:        85,776,830


ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                                                             GASCO ENERGY, INC.
                                                        CONSOLIDATED BALANCE SHEETS
                                                                (Unaudited)


                                                                     March 31,            December 31,
                                                                       2006                  2005
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $40,408,462           $62,661,368
  Restricted investment                                               3,575,000            10,139,000
  Short-term investments                                             30,000,000            15,000,000
  Accounts receivable
     Joint interest billings                                          3,065,919             1,792,038
     Revenue                                                          2,412,480             3,115,154
  Inventory                                                           4,572,897             1,182,982
  Prepaid expenses                                                      543,137               645,554
                                                                    -----------           -----------
          Total                                                     84,577,895             94,536,096
                                                                    -----------            ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
     Proved mineral interests                                        95,796,379            83,972,300
     Unproved mineral interests                                      13,892,137            13,323,712
  Wells in progress                                                   2,868,283                     -
  Gathering assets                                                    6,243,162             4,831,050
  Equipment                                                           5,306,332             5,148,388
  Furniture, fixtures and other                                         229,857               175,607
                                                                    -----------           -----------
           Total                                                    124,336,150           107,451,057
  Less accumulated depreciation, depletion and amortization         (9,805,274)           (6,986,662)
                                                                    -----------           -----------
           Total                                                   114,530,876           100,464,395
                                                                   ------------          -----------
OTHER ASSETS
  Restricted investment                                               3,602,243             3,565,020
  Deferred financing costs                                            2,519,919             2,634,461
  Debt issuance costs                                                   208,051                     -
                                                                    -----------           -----------
           Total                                                      6,330,213             6,199,481
                                                                    -----------           -----------
TOTAL ASSETS                                                      $ 205,438,984         $ 201,199,972
                                                                  =============         =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                                             GASCO ENERGY, INC.
                                                  CONSOLIDATED BALANCE SHEETS (continued)
                                                                (Unaudited)

                                                                        March 31,              December 31,
                                                                           2006                    2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $  1,167,045              $ 907,772
  Revenue payable                                                             1,326,593              1,658,141
  Advances from joint interest owners                                         3,076,101              2,476,080
  Accrued interest                                                            1,737,849                844,098
  Accrued expenses                                                            3,843,141              2,571,047
                                                                            -----------              ---------
           Total                                                            11,150,729               8,457,138
                                                                            -----------              ---------

NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                                             65,000,000             65,000,000
   Asset retirement obligation                                                  243,669                223,947
   Deferred rent expense                                                         78,343                 78,727
                                                                             ----------             ----------
       Total                                                                 65,322,012             65,302,674
                                                                             ----------             ----------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;
    20,000 shares authorized; 763 shares issued and outstanding
    with a liquidation preference of $335,720 in 2005                                 -                      1
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     85,675,256 shares issued and 85,601,556 outstanding in 2006
     85,041,492 shares issued and 84,967,792 shares outstanding in 2005           8,572                  8,504
  Additional paid in capital                                                158,800,349            157,540,755
  Deferred compensation                                                               -              (443,579)
  Accumulated deficit                                                      (29,712,383)           (29,535,226)
  Less cost of treasury stock of 73,700 common shares                         (130,295)              (130,295)
                                                                           ------------            -----------
           Total                                                           128,966,243             127,440,160
                                                                           ------------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 205,438,984           $ 201,199,972
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




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                            ----------------------------------------
                                                                   2006                       2005

REVENUES
  Gas                                                        $  5,697,115                $  714,732
  Oil                                                             232,562                    76,795
  Gathering                                                       483,139                   133,767
  Interest income                                                 846,706                   360,053
                                                                ---------                 ---------
          Total                                                 7,259,522                 1,285,347
                                                                ---------                 ---------
OPERATING EXPENSES
  Lease operating                                                 530,015                   156,432
  Gathering operations                                            387,793                   224,747
  Depletion, depreciation and amortization                      2,826,542                   372,236
  General and administrative                                    2,684,036                 1,223,798
  Interest expense                                              1,008,293                 1,008,262
                                                                ---------                 ---------
           Total                                                7,436,679                 2,985,475
                                                                ---------                 ---------
NET LOSS                                                        (177,157)               (1,700,128)
Preferred stock dividends                                         (1,393)                   (7,162)
                                                               ----------               -----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                               $ (178,550)             $ (1,707,290)
                                                              ===========             =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $  (0.00)                 $  (0.02)
                                                                =========                 =========
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - BASIC AND DILUTED                         84,643,556                70,042,691
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









                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                  ----------------------------------
                                                                                      2006                    2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $(177,157)        $ (1,700,128)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation, depletion and impairment expense                                  2,821,205              369,596
     Accretion of asset retirement obligation                                            5,338                2,640
     Stock compensation                                                                989,417              125,400
    Amortization of deferred rent                                                        (384)               13,735
    Amortization of deferred financing costs                                           114,542              114,542
     Changes in operating assets and liabilities:
        Accounts receivable                                                          (571,207)            (534,959)
      Inventory                                                                    (3,389,915)            (498,282)
      Prepaid expenses                                                                 102,417              126,403
        Accounts payable                                                               259,273          (1,136,233)
      Revenue payable                                                                (331,548)               75,213
      Advances from joint interest owners                                              600,021              333,535
        Accrued interest                                                               893,751              893,750
        Accrued expenses                                                             (211,664)            1,294,736
                                                                                     ---------           ----------
                Net cash provided by (used in) operating activities                  1,104,089            (520,052)
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                         (56,843)             (44,522)
  Cash paid for acquisitions, development and exploration                         (15,174,942)          (6,639,094)
  Proceeds from property sales                                                               -              828,102
  Increase in short-term investments                                              (15,000,000)                    -
  Proceeds from sale of short-term investments                                               -            5,000,000
  Cash designated as restricted                                                       (37,223)            (105,617)
  Cash undesignated as restricted                                                    6,564,000                    -
                                                                                   -----------            ---------
               Net cash used in investing activities                              (23,705,008)            (961,131)
                                                                                  ------------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                                                  (1,393)              (6,809)
  Exercise of options to purchase common stock                                         557,457                    -
  Cash paid for debt issuance costs                                                  (208,051)                    -
                                                                                     ---------              -------
  Net cash provided by (used in) financing activities                                  348,013              (6,809)
                                                                                     ---------              -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (22,252,906)          (1,487,992)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                             62,661,368           25,717,081
                                                                                    ----------           ----------
    END OF PERIOD                                                                 $ 40,408,462         $ 24,229,089
                                                                                  ============         ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

6



                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED March 31, 2006 AND 2005

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas reserves in the western United States. "Our", "we", and "us" as used herein also refer to Gasco Energy, Inc.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries.

Restricted Investment

The restricted investment balance as of March 31, 2006 represents $7,177,243 invested in U.S. government securities in an amount sufficient to provide for the payment of three semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"). The current portion of restricted investment represents the interest payments that are due within one year. The non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted cash balance at December 31, 2005 is comprised of $7,140,020 invested in U.S. government securities in an amount sufficient to provide for the payment of four semi-annual scheduled interest payments on the Company's outstanding Notes, and $6,564,000 of cash invested in cash equivalents as collateral for a one year letter of credit. The letter of credit was obtained in connection with one of the Company's long-term rig contracts. The collateral for this letter of credit was released during the first quarter of 2006 in connection with the Company's credit facility further described in Note 5.

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

Wells in Progress

Wells in progress at March 31, 2006 represent the costs associated with the drilling of two wells in the Riverbend area of Utah. Since the wells had not reached total depth as of March 31, 2006, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test until the second quarter of 2006 when the wells reached total depth and were cased.

Debt Issuance Costs

Debt issuance costs as of March 31, 2006 represent the costs incurred in connection with the Company's credit facility, further described in Note 5. These costs will be amortized on the straight -line method over five years.

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

                                                 Three Months Ended March 31,
                                                     2006                2005

        Balance beginning of period                $223,947          $108,566
          Liabilities incurred                       14,384            10,156
          Liabilities settled                             -                 -
          Revisions in estimated cash flows               -                 -
          Accretion expense                           5,338             2,640
                                                    --------         ---------
        Balance end of period                     $ 243,669         $ 121,362
                                                  ==========        =========


Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The 5.50% Convertible Senior Notes due 2011 (the "Notes") and the outstanding common stock options have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive.

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

Off  Balance   Sheet   Arrangements

The Company has no off balance sheet arrangements.

NOTE 3 - STOCK BASED COMPENSATION

Gasco has followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, through December 31, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, Gasco has recognized compensation expense in the financial statement for awards granted to consultants which must be re-measured each period under the mark-to-market. Gasco had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation", as amended by FAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure", through disclosure only.

On January 1, 2006, Gasco adopted FAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Gasco recorded the impact of forfeitures as they occurred. Gasco is assuming no forfeitures going forward based on the Company's historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair market value of the stock on the date of grant. In addition, the previously recognized unearned compensation balance of $443,579, as of the date of adoption, which was included as a component of stockholders' equity, was reclassified to additional paid-in capital.

As of March 31, 2006, options to purchase an aggregate of 8,599,334 shares of the Company's common stock and 796,069 shares of restricted stock were outstanding. These options were granted during 2005, 2004, 2003, 2002 and 2001 to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $7.39 per share. The options vest at varying schedules within two years of their grant date and typically expire within ten years from the grant date. Stock-based employee compensation expense was $981,816 and stock-based non-employee compensation costs were $165,360 before tax for the three months ending March 31, 2006. Of this amount, $7,601 was expensed and $157,759 was capitalized. Stock-based employee compensation expense granted to employees of the Company of $106,713 and $27,656 was charged to operations during the three months ending March 31, 2005 and March 31, 2004, respectively. Stock-based non-employee compensation expense granted to consultants of the Company of $18,687 was charged to operations during the three months ending March 31, 2005.

For the three months ended March 31, 2006 under FAS 123(R), the Company capitalized $157,759 of non-employee compensation expense as proved property costs related to our drilling projects in the consolidated balance sheets. The following table presents share-based compensation expenses included in the Company's consolidated statement of operations:

      Share-based compensation expense before tax               $989,417

      Income tax benefit                                        (195,446)

      Net stock-based compensation expense                       793,971


Gasco had  previously  adopted the  provisions of FAS No. 123,  "Accounting  for
Stock-Based   Compensation",   as  amended  by  FAS  No.  148,  "Accounting  for
Stock-Based Compensation --Transition and Disclosure", through disclosure only.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

                                                         For the Three Months Ended March 31,
----------------------------------------------------- --------------------- ------------------
                                                              2005                2004
----------------------------------------------------- --------------------- ------------------
Net loss attributable to common shareholders:

As reported                                               $(1,707,290)         $(578,079)

Add: Stock-based employee compensation included in
   net loss (a)                                             106,713              27,656

Less: Stock based employee compensation determined
   under the fair value based method                       (376,872)            (145,193)

Pro forma                                                 $(1,977,449)         $(695,616)

Net loss per common share:

As reported                                                 $(0.02)              $(0.01)

Pro forma                                                    (0.03)               (0.01)

(a) Represents the compensation expense associated with the Company's restricted stock awards.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were no option grants during the three months ended March 31, 2006. The fair values of options granted during 2005 and 2004 were calculated using the following weighted-average assumptions:

                                            2005                       2004

Expected dividend yield                      --                         --

Expected price volatility                 75%-79%                    79%-87%

Risk-free interest rate                  3.7%-3.9%                  3.2%-3.7%

Expected life of options                  5 years                    5 years

The weighted average grant-date fair value of options granted to employees during 2005 and 2004 was $2.25 and $1.28, respectively.

The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock over the expected life of the option.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through March 31, 2006:


                                                                Weighted-Average
                                              Stock Options      Exercise Price
      ---------------------------------- -------------------- ------------------

      Outstanding at January 1, 2006            8,812,667              $2.29
      ---------------------------------- -------------------- ------------------

      Granted                                       -                    -
      ---------------------------------- -------------------- ------------------

      Exercised                                  196,665               $2.83
      ---------------------------------- -------------------- ------------------

      Forfeited                                   16,668               $3.39
      ---------------------------------- -------------------- ------------------

      Cancelled                                     -                    -
      ---------------------------------- -------------------- ------------------

      Outstanding at March 31, 2006             8,599,334              $2.28
      ---------------------------------- -------------------- ------------------

      Exercisable at March 31, 2006             6,974,685              $2.03
      ---------------------------------- -------------------- ------------------

The following table summarizes information related to the outstanding and vested options as of March 31, 2006:

                                    Outstanding Options       Vested options
-------------------------------- ----------------------- --------------------

Number of shares                         8,599,334              6,974,685
-------------------------------- ----------------------- --------------------

Weighted Average Remaining
   Contractual Life                        6.71                    6.16
-------------------------------- ----------------------- --------------------

Weighted Average Exercise Price            $2.28                  $2.03
-------------------------------- ----------------------- --------------------

Aggregate intrinsic value               $28,588,511            $24,900,523
-------------------------------- ----------------------- --------------------

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing common stock price of $5.60 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the non-vested stock option activity in the equity incentive plans from January 1, 2006 through March 31, 2006:

                                                                Weighted-Average
                                               Stock Options     Exercise Price
-------------------------------------------- ------------------- ---------------
-------------------------------------------- ------------------- ---------------
Nonvested stock options at January 1, 2006       2,238,386        $2.42
-------------------------------------------- ------------------- ---------------
-------------------------------------------- ------------------- ---------------
Granted                                              -              -
-------------------------------------------- ------------------- ---------------
-------------------------------------------- ------------------- ---------------
Forfeited                                          16,668         $3.39
-------------------------------------------- ------------------- ---------------
-------------------------------------------- ------------------- ---------------
Vested                                            597,069         $3.00
-------------------------------------------- ------------------- ---------------
-------------------------------------------- ------------------- ---------------
Nonvested stock options at March 31, 2006        1,624,649        $3.33
-------------------------------------------------------------- -----------------

The total intrinsic value of options exercised during the three months ended March 31, 2006, 2005, and 2004 was $593,783, $1,959,886, and $26,335,
respectively. The total cash received from employees as a result of stock option exercises during the three months ended March 31, 2006, 2005 and 2004 was approximately $557,457, $1,388,910 and $33,336, respectively. In connection with these exercises, the tax benefits potentially realizable by the Company for the three months ended March 31, 2006, 2005, and 2004 was $207,824, $685,960, and
$9,217, respectively. The Company is currently in an NOL position; therefore, the tax benefit associated with the exercise of these options has not been realized.

The total fair value of the shares vested during the three months ended March 31, 2006, 2005, and 2004 was $1,319,350, $253,338, and $65,232, respectively.

The Company settles employee stock option exercises with newly issued common shares.
As of March 31, 2006, there was $3,834,828 of total unrecognized compensation cost related to non-vested options granted under the Company's equity incentive plans. That cost is expected to be recognized over a weighted-average period of
0.57 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2006 through March 31, 2006:

                                                           Weighted-Average Fair
                                         Restricted Stock        Value
----------------------------------- ---------------------- --------------------
Outstanding at January 1, 2006               796,569             $1.40
----------------------------------- ---------------------- --------------------
Granted                                         -                  -
----------------------------------- ---------------------- --------------------
Vested                                          -                  -
----------------------------------- ---------------------- --------------------
Forfeited                                      500               $7.29
----------------------------------- ---------------------- --------------------
Outstanding at March 31, 2006                796,069             $1.40
-------------------------------------------------------------------------------

As of March 31, 2006, there was $331,139 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 1.78 years.

NOTE 4 - STOCK TRANSACTIONS

During January 2006, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted the remaining 763 shares of Preferred Stock outstanding into 479,599 shares of common stock.

During the first three months of 2006 the Company issued 196,665 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.61 per common share to $3.39 per common share for total proceeds of $557,457.

NOTE 5 - CREDIT FACILITY

On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders named therein. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of our subsidiaries and mortgages on substantially all of our oil & gas properties. We did not borrow any funds under the Credit Agreement at the time of its execution.

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which has initially been set at $17,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of March 31, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at our election, a Eurodollar rate or an alternate base rate. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 1.25% (for periods in which we have utilized less than 50% of the borrowing base) to 2.00% (for periods in which we have utilized greater than 90% of the borrowing base). The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, plus (2) an applicable margin that varies from 0% (for periods in which we have utilized less than 50% of the borrowing base) to 0.75% (for periods in which we have utilized greater than 90% of the borrowing base). We elect the basis of the interest rate at the time of each borrowing. In addition, we are obligated to pay a commitment fee under the Credit Agreement quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the agreement. The commitment fee percentage varies from 0.30% to 0.50% based on the percentage of the borrowing base utilized.

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not be less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments.

The Company incurred $208,051 in debt issuance costs associated with this facility. These costs have been recorded as an asset in the accompanying financial statements and will be amortized using the straight-line method over five years. The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company's oil and natural gas reserves.

NOTE 6 - UNPROVED OIL AND GAS PROPERTIES

The following table sets forth a summary of oil and gas property costs not being depleted as of December 31, 2005, by the year in which such costs were incurred, and related transfers to proved property and sales.

                           Balance                 Costs Incurred During Years Ended December 31,
                                         -------------------------------------------------------------------
                            12/31/05            2005              2004            2003            Prior
                           --------            ----              ----            ----             -----

Acquisition costs           $18,804,067          $ 283,114      $5,400,264         $284,653     $12,836,036
Exploration costs             2,874,090            791,914         219,936          667,850       1,194,390
Transfer of costs to proved  (7,526,343)        (5,372,544)       (382,909)      (1,725,000)        (45,890)
Sales                          (828,102)          (828,102)              -                -               -
                           ------------       ------------      ----------      ------------    -----------
        Total              $ 13,323,712      $ (5,125,618)     $ 5,237,291      $ (772,497)     $13,984,536
                           ============      =============     ===========      ===========     ===========

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

NOTE 7 - STATEMENT OF CASH FLOWS

During the three months ended March 31, 2006, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $14,384.

     -    Stock based compensation of $157,759 capitalized as proved property.

     - Additions to oil and gas properties included in accrued expenses of $1,483,758.

     - Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

     -    Write-off of fully depreciated furniture and fixtures of $2,592.

During the three months ended March 31, 2005, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $10,156.

     - Conversion of 1,312 shares of Preferred Stock into 824,685 shares of common stock.

There was no cash paid for interest or income taxes during the three months ended March 31, 2006 and 2005.


NOTE 8 - CONSOLIDATING FINANCIAL STATEMENTS
On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended in a Form S-3/A that was filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC ("Guarantor Subsidiaries"). Set forth below are the condensed consolidating financial statements of Gasco, the parent, and the Guarantor Subidiaries.



                                                   Condensed Consolidating Balance Sheet
                                                            As of March 31, 2006
                                                                (Unaudited)
                                                                                          Guarantor
                                                    Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $ 38,962,560          $1,445,902          $     -       $ 40,408,462
  Restricted investment                              3,575,000                   -                -          3,575,000
  Short-term investments                            30,000,000                   -                -         30,000,000
  Accounts receivable                                        -           5,478,399                -          5,478,399
  Inventory                                                  -           4,572,897                -          4,572,897
  Prepaid expenses                                     543,137                   -                             543,137
                                                    ----------          ----------         ---------        ----------
          Total                                     73,080,697          11,497,198                -         84,577,895
                                                    ----------          ----------         ---------        ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                 -          95,796,379                -         95,796,379
    Unproved mineral interests                         274,540          13,617,597                -         13,892,137
   Wells in progress                                         -           2,868,283                -          2,868,283
    Gathering assets                                         -           6,243,162                -          6,243,162
    Equipment                                                -           5,306,332                -          5,306,332
  Furniture, fixtures and other                        229,857                                                 229,857
                                                     ---------         -----------          --------       -----------
           Total                                       504,397         123,831,753                -        124,336,150
  Less accumulated depreciation, depletion and
    amortization                                      (57,213)         (9,748,061)                -        (9,805,274)
                                                     ---------         -----------          --------       -----------
           Total                                       447,184         114,083,692                -        114,530,876
                                                     ---------         -----------          --------       -----------
OTHER ASSETS
  Restricted investment                              3,602,243                   -                -          3,602,243
  Deferred financing costs                           2,519,919                   -                -          2,519,919
  Debt issuance costs                                  208,051                   -                -            208,051
                                                     ---------         ------------          --------        ---------
           Total                                     6,330,213                   -                -          6,330,213
                                                     ---------         ------------          --------        ---------
TOTAL ASSETS                                      $ 79,858,094       $ 125,580,890                        $205,438,984
                                                  ============       =============           ========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $ 152,223          $1,014,822           $    -       $  1,167,045
  Revenue payable                                            -           1,326,593                -          1,326,593
  Advances from joint interest owners                        -           3,076,101                -          3,076,101
  Accrued interest                                   1,737,849                   -                -          1,737,849
  Accrued expenses                                     229,000           3,614,141                -          3,843,141
                                                     ---------           ---------           -------        ----------
           Total                                     2,119,072           9,031,657                -         11,150,729
                                                     ---------           ---------           -------        ----------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                    65,000,000                   -                -         65,000,000
   Asset retirement obligation                               -             243,669                -            243,669
   Deferred rent expense                                78,343                   -                -             78,343
                                                    ----------             -------           --------       ----------
       Total                                        65,078,343             243,669                -         65,322,012
                                                    ----------             -------           --------       ----------
STOCKHOLDERS' EQUITY
  Common stock                                           8,572                   -                -              8,572
  Other                                             12,652,107         116,305,564                -        128,957,671
                                                    ----------         -----------           --------      -----------
           Total                                    12,660,679         116,305,564                -        128,966,243
                                                    ----------         -----------           --------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                          $79,858,094        $125,580,890           $    -      $ 205,438,984
                                                   ===========        ============           ========    =============







                                                   Condensed Consolidating Balance Sheet
                                                          As of December 31, 2005
                                                                (Unaudited)
                                                                    Guarantor
                                                   Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $ 59,314,343         $3,347,025          $     -       $ 62,661,368
  Restricted investment                             10,139,000                  -                -         10,139,000
  Short-term investments                            15,000,000                  -                -         15,000,000
  Accounts receivable                                        -          4,907,192                -          4,907,192
  Inventory                                                  -          1,182,982                -          1,182,982
  Prepaid expenses                                     645,229                325                             645,554
                                                    ----------          ---------           --------       ----------
          Total                                     85,098,572          9,437,524                -         94,536,096
                                                    ----------          ---------           --------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                 -         83,972,300                -         83,972,300
    Unproved mineral interests                         274,540         13,049,172                -         13,323,712
    Gathering assets                                         -          4,831,050                -          4,831,050
    Equipment                                                -          5,148,388                -          5,148,388
  Furniture, fixtures and other                        175,607               -                   -            175,607
                                                       -------        -----------            -------      -----------
           Total                                       450,147        107,000,910                -        107,451,057
  Less accumulated depreciation, depletion and
    amortization                                       (46,064)        (6,940,598)               -         (6,986,662)
                                                      --------        -----------            ---------    -----------
           Total                                       404,083        100,060,312                -        100,464,395
                                                      --------        -----------            --------     -----------
OTHER ASSETS
  Restricted investment                              3,565,020                  -                -          3,565,020
  Deferred financing costs                           2,634,461                                              2,634,461
  Intercompany                                     103,081,444      (103,081,444)                -                  -
                                                   -----------      -------------             --------      ---------
           Total                                   109,280,925      (103,081,444)                -          6,199,481
                                                   -----------      -------------             --------      ---------
TOTAL ASSETS                                     $ 194,783,580       $  6,416,392            $           $201,199,972
                                                 =============       ============             =======    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $ 661,307          $ 246,465           $    -         $  907,772
  Revenue payable                                            -          1,658,141                -          1,658,141
  Advances from joint interest owners                        -          2,476,080                -          2,476,080
  Accrued interest                                     844,098                  -                -            844,098
  Accrued expenses                                     507,066          2,063,981                -          2,571,047
                                                     ---------          ---------             ------        ---------
           Total                                     2,012,471          6,444,667                -          8,457,138
                                                     ---------         ----------             ------        ---------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                    65,000,000                  -                -         65,000,000
   Asset retirement obligation                               -            223,947                -            223,947
   Deferred rent expense                                78,727                  -                -             78,727
                                                    ----------          ---------             -------      ----------
       Total                                        65,078,727            223,947                -         65,302,674
                                                    ----------          ---------             -------      ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                       1                  -                -                  1
  Common stock                                           8,504                  -                -              8,504
  Other                                            127,683,877          (252,222)                -        127,431,655
                                                   -----------          ---------            -------      -----------
           Total                                   127,692,382          (252,222)                -        127,440,160
                                                   -----------         ----------            -------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $194,783,580        $ 6,416,392           $    -      $ 201,199,972
                                                  ============        ===========           =======      =============








                                                  Consolidating Statements of Operations
                                                               (Unaudited)

For the Three Months Ended March 31, 2006                              Guarantor
                                                      Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                          $    -         $ 5,929,677          $     -       $ 5,929,677
  Gathering                                                 -           1,027,339        (544,200)           483,139
  Interest income                                     846,679                  27                -           846,706
                                                      -------           ---------        ----------        ---------
          Total                                       846,679           6,957,043        (544,200)         7,259,522
                                                      -------           ---------        ----------        ---------

OPERATING EXPENSES
  Lease operating                                           -           1,074,215        (544,200)           530,015
  Gathering operations                                      -             387,793                -           387,793
  Depletion, depreciation and amortization             13,741           2,812,801                -         2,826,542
  General and administrative                        2,684,036                   -                -         2,684,036
  Interest expense                                  1,008,293                   -                          1,008,293
                                                    ---------           ---------       -----------        ---------
           Total                                    3,706,070           4,274,809        (544,200)         7,436,679
                                                    ---------           ---------        ---------         ---------

NET INCOME (LOSS)                                 (2,859,391)           2,682,234                -         (177,157)
Preferred stock dividends                             (1,393)                   -                -           (1,393)
                                                   ----------          ----------         --------        ----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                           $ (2,860,784)          $2,682,234           $    -       $ (178,550)
                                                =============          ==========           ======       ===========

For the Three Months Ended March 31, 2005                             Guarantor
                                                      Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                         $     -          $  791,527          $     -        $  791,527
  Gathering                                                 -             133,767                -           133,767
  Interest income                                     360,053                   -                            360,053
                                                      -------             -------          ---------       ---------
          Total                                       360,053             925,294                -         1,285,347
                                                      -------             -------          ---------       ---------
OPERATING EXPENSES
  Lease operating                                           -             156,432                -           156,432
  Gathering operations                                      -             224,747                -           224,747
  Depletion, depreciation and amortization             11,401             360,835                -           372,236
  General and administrative                        1,223,798                   -                -         1,223,798
  Interest expense                                  1,008,262                   -                -         1,008,262
                                                    ---------             -------           ---------      ---------
           Total                                    2,243,461             742,014                -         2,985,475
                                                    ---------             -------           ---------      ---------
NET INCOME (LOSS)                                 (1,883,408)             183,280                -
                                                                                                         (1,700,128)
Preferred stock dividends                             (7,162)                  -                 -           (7,162)
                                                   ----------             -------            ---------    ----------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                          $ (1,890,570)       $     183,280          $     -      $(1,707,290)
                                                =============       =============          ==========   ============








                                                 Consolidating Statements of Cash Flows
                                                               (Unaudited)

For the Three Months Ended March 31, 2006                                    Guarantor
                                                             Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                        $ (882,103)         $1,986,192         $     -        $1,104,089

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                  (56,843)                  -               -          (56,843)
  Cash paid for acquisitions, development and exploration             -       (15,174,942)               -      (15,174,942)
  Investment in sale of short-term investments             (15,000,000)                  -               -      (15,000,000)
  Cash designated as restricted                                (37,223)                  -               -          (37,223)
  Cash undesignated as restricted                             6,564,000                                            6,564,000
                                                            -----------        -------------      ----------    ------------
               Net cash used in investing activities        (8,530,066)       (15,174,942)               -      (23,705,008)
                                                            -----------       ------------        ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                           (1,393)                  -               -           (1,393)
  Exercise of options to purchase common stock                  557,457                  -               -           557,457
  Cash paid for debt issuance costs                           (208,051)                                            (208,051)
  Intercompany                                             (11,287,627)         11,287,627               -                 -
                                                           ------------         ----------          -------         --------
    Net cash provided by (used in) financing activities     (10,939,614)         11,287,627               -           348,013
                                                           ------------         ----------          --------        --------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                            (20,351,783)        (1,901,123)               -      (22,252,906)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                      59,314,343          3,347,025                        62,661,368
                                                             ----------          ---------         ---------      ----------
    END OF PERIOD                                          $ 38,962,560         $1,445,902        $      -       $40,408,462
                                                           ============         ==========         =========     ===========

For the Nine Months Ended March 31, 2005                                     Guarantor
                                                           Parent          Subsidiaries      Eliminations     Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES
                                                           $(1,255,382)     $      735,330  $           -        $ (520,052)
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                  (44,522)                  -               -          (44,522)
  Cash paid for acquisitions, development and exploration             -        (6,639,094)               -       (6,639,094)
  Proceeds from property sales                                        -            828,102               -           828,102
  Proceeds from sale of short-term investments                5,000,000                  -               -         5,000,000
  Cash designated as restricted                               (105,617)                  -               -         (105,617)
                                                              ---------         ----------       -----------       ---------
               Net cash provided by (used in) investing
                   activities                                 4,849,861        (5,810,992)               -         (961,131)
                                                              ---------        -----------       -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                           (6,809)                  -               -           (6,809)
  Intercompany                                              (2,715,654)          2,715,654               -                 -
                                                            -----------         ----------        ----------       ---------
  Net cash provided by financing activities                 (2,722,463)          2,715,654               -           (6,809)
                                                            -----------         ----------        ----------         -------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                  872,016        (2,360,008)               -       (1,487,992)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                      23,357,073          2,360,008               -        25,717,081
                                                             ----------         ----------           ---------    ----------
    END OF PERIOD                                           $24,229,089         $       -          $     -      $ 24,229,089
                                                            ===========         ==========         =======      ============

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher realized oil and gas prices during 2005 and through the first quarter of 2006 due to factors such as inventory levels of gas storage, different temperatures in parts of the country and changing demand in the United States, combined with the continued instability in the Middle East have increased the profitability of the Company's drilling projects in this area. The increased drilling activity resulting from the higher oil and gas prices has decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so in the future. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.

Recent Developments

During the three months ended March 31, 2006, the Company spudded five gross wells (approximately 3.4 net wells) and reached total depth on six gross wells (approximately 3.5 net wells) in the Riverbend area. We also conducted initial completion operations on four wells and re-entered seven wells to complete pay zones that were behind pipe. As of March 31, 2006, we operated 45 gross wells. Two additional wells are awaiting completion activities. We currently have three drilling rigs operating in the Uinta Basin Riverbend project area and expect to take delivery of our fourth rig in June 2006.

On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders named therein. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of our subsidiaries and mortgages on substantially all of our oil & gas properties. We did not borrow any funds under the Credit Agreement at the time of its execution.

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which has initially been set at $17,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of March 31, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at our election, a Eurodollar rate or an alternate base rate. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 1.25% (for periods in which we have utilized less than 50% of the borrowing base) to 2.00% (for periods in which we have utilized greater than 90% of the borrowing base). The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, plus (2) an applicable margin that varies from 0% (for periods in which we have utilized less than 50% of the borrowing base) to 0.75% (for periods in which we have utilized greater than 90% of the borrowing base). We elect the basis of the interest rate at the time of each borrowing. In addition, we are obligated to pay a commitment fee under the Credit Agreement quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the agreement. The commitment fee percentage varies from 0.30% to 0.50% based on the percentage of the borrowing base utilized.

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not be less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments.

The Company incurred $208,051 in debt issuance costs associated with this facility. These costs have been recorded as an asset in the accompanying financial statements and will be amortized using the straight-line method over five years. The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company's oil and natural gas reserves.

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three months ended March 31, 2006 and 2005. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                                   For the Three Months Ended
                                                          March 31,
                                                      2006              2005
                                                  -----------     ------------

       Natural gas production (Mcf)                  876,571          137,838
       Average sales price per Mcf                     $6.50            $5.19

       Oil production (Bbl)                            4,074            1,549
       Average sales price per Bbl                    $57.08           $49.58

       Production (Mcfe)                             901,015          147,132


During the three months ended March 31, 2006, the Company's oil and gas production increased by approximately 512% primarily due to the Company's drilling projects, completions, and recompletions that took place during 2005 and 2006. The increased production was partially offset by normal production declines in existing wells.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three months ended March 31, 2006 and 2005.

                                                  For the Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                      2006          2005
                                                      ----          ----

Net cash provided by (used in) operations       $ 1,104,089     $ (520,052)
Net cash used in investing activities          (23,705,008)       (961,131)
Net cash provided by (used in) financing
  activities                                       348,013         (6,809)
Net decrease in cash                           (22,252,906)     (1,487,992)

The increase in cash provided by operations from 2005 to 2006 is primarily due to a 512% increase in oil and gas production, a 25% increase in gas prices and a 15% increase in oil prices. The production increase is due to the Company's drilling activity during 2005 and 2006.

The Company's investing activities during the three months ended March 31, 2006 and 2005 related primarily to the Company's development and exploration activities. The 2006 activity also included investments in short-term investments of $15,000,000. The 2005 investing activities were partially offset by sales proceeds of $828,102 and proceeds from the Company's sale of short-term investments of $5,000,000. The remaining investing activity during 2006 and 2005 consisted of changes in our restricted investments.

The financing activity during 2006 includes the exercise of 196,665 options to purchase Gasco common stock for proceeds of $557,457 partially offset by the payment of cash for debt issuance costs of $208,051 and the payment of preferred dividends of $1,393. The financing activity during 2005 represented the payment of preferred dividends of $6,809.

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

The budget will be funded primarily from cash on hand, cash from operating activities and borrowings under our credit facility.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of March 31, 2006.


                                                                         Payments due by Period
Contractual Obligations                         Total            1 year         2-3 years       4-5 years      After 5 years
Convertible Notes
    Principal                                   $65,000,000          $    -           $    -          $    -      $ 65,000,000
    Interest                                     19,712,153       3,575,000        7,150,000       7,150,000         1,837,153
Drilling Rig Contracts *                         43,482,375      19,835,000       17,872,375       5,775,000                 -
Operating Lease - office space                      536,693         113,579          256,174         166,940                 -
Employment Contracts                                391,667         391,667                -               -                 -
Consulting Agreements                               160,000         160,000                -               -                 -
                                                 ----------      ----------       ----------      ----------        ----------
Total Contractual Cash
  Obligations                                  $129,282,888     $24,075,246      $25,278,549     $13,091,940       $66,837,153
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


         Revenue Recognition


The Company's revenue is derived from the sale of oil and gas production from its producing wells. This revenue is recognized as income when the production is produced and sold. The Company typically receives its payment for production sold one to three months subsequent to the month the production is sold. For this reason, the Company must estimate the revenue that has been earned but not yet received by the Company as of the reporting date. The Company uses actual production reports to estimate the quantities sold, and the Questar Rocky Mountain spot price less marketing and transportation adjustments to estimate the price of the production. Variances between our estimates and the actual amounts received are recorded in the month the payment is received.

Results of Operations

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                                 For the Three
                                                  Months Ended
                                                    March 31,
                                              2006             2005

      Natural gas production (Mcf)           876,571         137,838
      Average sales price per Mcf             $ 6.50           $5.19
      Oil production (Bbl)                     4,074           1,549
      Average sales price per Bbl            $ 57.08         $ 49.58
      Production (Mcfe)                      901,015         147,132
      Expenses per Mcfe:
         Lease operating                      $ 0.59          $ 1.06
         Depletion and impairment             $ 3.14          $ 2.53

The First Quarter of 2006 compared to the First Quarter of 2005

Oil and gas revenue increased $5,138,150 during the first quarter of 2006 compared with the first quarter of 2005 due to an increase in oil and gas production of 2,525 bbls and 738,733 Mcf combined with an increase in the average oil and gas prices of $7.50 per bbl and $1.31 per Mcf during 2006. The $5,138,150 increase in oil and gas revenue during 2006 is comprised of $4,945,961 related to the production increase and $192,189 related to the price increase. The production increase is due to the Company's drilling, completion and recompletion activity during 2005 and through the first quarter of 2006 and is partially offset by normal production declines on all wells.

Gathering income and expense represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004 and 2005.The gathering income and expenses have increased by $349,372 and $163,046, respectively during the first quarter of 2006 as compared with the first quarter of 2005 due to the increased production resulting from the Company's drilling activity in this area.

Interest income increased $486,653 during the first quarter of 2006 compared with the first quarter of 2005 primarily due to higher interest rates and higher average cash and cash equivalent and short-term investment balances during 2006 relating primarily to the net proceeds of approximately $79,000,000 from the Company's common stock offering during November 2005.

Lease operating expense increased $373,583 during the first quarter of 2006 compared with the first quarter of 2005 primarily due to the increased number of producing wells during 2006 resulting from the Company's drilling activity described above.

Depletion, depreciation and amortization expense during the first quarter of 2006 is comprised of $2,739,000 of depletion expense related to the Company's proved oil and gas properties, $82,204 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $5,338 of accretion expense related the Company's asset retirement obligation. The corresponding expense during the first quarter of 2005 consists of $356,000 of depletion expense related to the Company's proved oil and gas properties, $13,596 of depreciation expense related to the Company's equipment, furniture, fixtures and other assets and $2,640 of accretion expense related the Company's asset retirement obligation. The increase in depletion expense during 2006 as compared with 2005 is due primarily to the increase in production and related costs resulting from the Company's increased drilling and completion activity discussed above.

General and administrative expense increased by $1,460,238 during the first quarter of 2006 as compared with the first quarter of 2005. The increase is primarily due to an increase in stock based compensation expense of $989,417 due to the adoption of FAS 123R on January 1, 2006 as further discussed in Note 3 of the accompanying financial statements, an increase in compensation and consulting expense of approximately $250,000 related to the Company's overall increased operational activity, approximately $75,000 in insurance expense related to higher premiums during 2006, $35,000 in fees associated with the Company's audit of internal controls as required under the Sarbanes Oxley Act of 2002, approximately $20,000 in higher office and rent expenses related to the Company's move to larger office space during the second quarter of 2005. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Interest expense during 2006 and 2005 consists of interest expense related to the Company's outstanding Convertible Notes which were issued on October 20, 2004.

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

ITEM 4 - CONTROLS AND PROCEDURES


Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of March 31, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 1A -     Risk Factors

              Information about material risks related to the Company's business, financial condition and results of operations for three months ended March 31, 2006, does not materially differ from that set out in Part I, Item 1A of the Company's Annual Report on 10-K for the year ended December 31, 2005.

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

          4.5 Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc.

          4.6 Credit Agreement dated as of March 29, 2006, among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated by reference to Exhibit 4.1 to the Company's Current Report of Form 8-K filed on March 31, 2006).

          4.7 Pledge and Security Agreement entered into as of March 29, 2006, by and among Grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report of Form 8-K filed on March 31, 2006).

          10.1 Joint Value Enhancement Agreement by and among Pannonian Energy Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2004).

          #10.2 Termination and Settlement  Agreement,  dated as of December 23,
               2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2005).

          *#10.3 W. King Grant Amended and Restated  Employment  Contract  dated
               February 14, 2003.

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


                                                      GASCO ENERGY, INC.



Date:  May 9, 2006                    By: /s/W. King Grant
                                      W. King Grant, Executive Vice President
                                      Principal Financial and Accounting Officer