Form 10-Q
period 2006-06-30
GASCO ENERGY INC
filed 2006-08-07
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
          ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

Number of Common shares outstanding as of August 7, 2006:      85,894,802



ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     June 30,             December 31,
                                                                       2006                  2005
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $27,566,885           $62,661,368
  Restricted investment                                              3,575,000            10,139,000
  Short-term investments                                            30,000,000            15,000,000
  Accounts receivable
     Joint interest billings                                         3,512,791             1,792,038
     Revenue                                                         1,831,123             3,115,154
  Inventory                                                          3,789,053             1,182,982
  Prepaid expenses                                                     487,483               645,554
                                                                   -----------           -----------
          Total                                                    70,762,335             94,536,096
                                                                   -----------            ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
     Proved mineral interests                                      115,234,087            83,972,300
     Unproved mineral interests                                     10,259,418            13,323,712
  Wells in progress                                                  2,260,377                     -
  Gathering assets                                                   7,914,827             4,831,050
  Equipment                                                          5,947,947             5,148,388
  Furniture, fixtures and other                                        232,086               175,607
                                                                   -----------           -----------
           Total                                                   141,848,742           107,451,057
  Less accumulated  depletion, depreciation,
    amortization and impairment                                    (63,740,640)           (6,986,662)
                                                                   -----------           -----------
           Total                                                   78,108,102            100,464,395
                                                                   -----------           -----------
OTHER ASSETS
  Restricted investment                                              1,848,956             3,565,020
  Deferred financing costs                                           2,633,675             2,634,461
                                                                     ---------             ---------
           Total                                                     4,482,631             6,199,481
                                                                     ---------             ---------
TOTAL ASSETS                                                     $ 153,353,068         $ 201,199,972
                                                                 =============         =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                                      June 30,              December 31,
                                                                                        2006                    2005
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                 $  2,068,058              $ 907,772
  Revenue payable                                                                     1,212,077              1,658,141
  Advances from joint interest owners                                                 2,964,377              2,476,080
  Accrued interest                                                                      844,100                844,098
  Accrued expenses                                                                    2,992,966              2,571,047
                                                                                    -----------              ---------
           Total                                                                    10,081,578               8,457,138
                                                                                    -----------              ---------
NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                                                     65,000,000             65,000,000
   Asset retirement obligation                                                          365,083                223,947
   Deferred rent expense                                                                 77,359                 78,727
                                                                                     ---------              ---------
       Total                                                                         65,442,442             65,302,674
                                                                                     ----------             ----------

STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000 shared authorized; 763 shares issued and outstanding with a liquidation
    preference of $335,720 in 2005                                                            -                      1
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     85,968,502 shares issued and 85,894,802 outstanding in 2006 and
     85,041,492 shares issued and 84,967,792 shares outstanding in 2005                   8,597                  8,504
  Additional paid-in capital                                                        160,699,212            157,540,755
  Deferred compensation                                                                       -              (443,579)
  Accumulated deficit                                                              (82,748,466)           (29,535,226)
  Less cost of treasury stock of 73,700 common shares                                 (130,295)              (130,295)
                                                                                    -----------            -----------
           Total                                                                    77,829,048             127,440,160
                                                                                    -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 153,353,068           $ 201,199,972
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




                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                 -----------------------------------------
                                                         2006                       2005

REVENUES
  Gas                                               $ 4,312,905              $  1,760,425
  Oil                                                   297,167                   111,441
  Gathering                                             369,256                   322,130
  Interest income                                       805,000                   354,904
                                                      ---------                 ---------
          Total                                       5,784,328                 2,548,900
                                                      ---------                 ---------

OPERATING EXPENSES
  Lease operating                                       866,749                   205,270
  Gathering operations                                  371,583                   191,781
  Depletion, depreciation and amortization            2,943,531                   767,470
   Impairment                                        51,000,000                         -
  General and administrative                          2,589,007                 1,374,923
  Interest expense                                    1,049,541                 1,008,323
                                                      ---------                 ---------
           Total                                     58,820,411                 3,547,767
                                                     ----------                 ---------

NET LOSS                                           (53,036,083)                 (998,867)
Preferred stock dividends                                    -                   (14,050)
                                                    -----------                  --------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                  $ (53,036,083)             $ (1,012,917)
                                                 ==============             =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $  (0.62)                 $  (0.01)
                                                      =========                 =========

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - BASIC AND DILUTED               85,267,977                70,677,053
                                                     ==========                ==========











               The accompanying notes are an integral part of the
                       consolidated financial statements.





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                 -----------------------------------------
                                                      2006                      2005

REVENUES
  Gas                                              $ 10,010,020              $  2,475,157
  Oil                                                   529,729                   188,236
  Gathering                                             852,395                   455,897
  Interest income                                     1,651,706                   714,957
                                                     ----------                 ---------
          Total                                      13,043,850                 3,834,247
                                                     ----------                 ---------

OPERATING EXPENSES
  Lease operating                                     1,396,764                   361,702
  Gathering operations                                  759,376                   416,528
  Depletion, depreciation and amortization            5,770,073                 1,139,706
  Impairment                                         51,000,000                         -
  General and administrative                          5,273,043                 2,598,721
  Interest expense                                    2,057,834                 2,016,585
                                                      ---------                 ---------
           Total                                     66,257,090                 6,533,242
                                                     ----------                 ---------
NET LOSS                                           (53,213,240)               (2,698,995)
Preferred stock dividends                               (1,393)                  (21,212)
                                                   ------------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $ (53,214,633)             $ (2,720,207)
                                                 ==============             =============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $  (0.62)                 $  (0.04)
                                                      =========                 =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                    85,630,039                70,128,560
                                                     ==========                ==========













               The accompanying notes are an integral part of the
                       consolidated financial statements.



                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               Six Months Ended
                                                                                   June 30,
                                                                          -----------------------------------
                                                                             2006                    2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $(53,213,240)        $ (2,698,995)
  Adjustment to reconcile net loss to net cash provided by (used in)
   operating activities
     Depletion, depreciation, amortization and impairment expense            56,756,570            1,133,707
     Accretion of asset retirement obligation                                    13,503                5,999
     Stock compensation                                                       2,276,065              378,969
    Amortization of deferred rent                                               (1,368)               23,724
    Amortization of deferred financing costs                                    241,048              229,084
    Landlord incentive payment                                                        -               30,000
     Changes in operating assets and liabilities:
        Accounts receivable                                                   (436,722)          (4,177,294)
      Inventory                                                             (2,606,071)              443,474
      Prepaid expenses                                                          158,071              183,856
        Accounts payable                                                      1,160,286             (67,586)
      Revenue payable                                                         (446,064)              446,366
      Advances from joint interest owners                                       488,297            1,616,561
        Accrued expenses                                                       (47,702)            (716,180)
                                                                              ---------          -----------
                Net cash provided by (used in) operating activities           4,342,673          (3,168,315)
                                                                              ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                  (59,071)             (68,948)
  Cash paid for acquisitions, development and exploration                  (33,692,479)         (18,123,387)
  Proceeds from property sales                                                        -              828,102
  Increase in short-term investments                                       (15,000,000)                    -
  Proceeds from sale of short-term investments                                        -           14,000,000
  Cash designated as restricted                                                (71,436)            (159,020)
  Cash undesignated as restricted                                             8,351,500            1,638,542
                                                                            -----------          -----------
               Net cash used in investing activities                       (40,471,486)          (1,884,711)
                                                                           ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                                           (1,393)             (21,212)
  Exercise of options to purchase common stock                                1,275,985                    -
  Cash paid for debt issuance costs                                           (240,262)                    -
                                                                              ---------           ----------
  Net cash provided by (used in) financing activities                         1,034,330             (21,212)
                                                                              ---------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (35,094,483)          (5,074,238)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                                      62,661,368           25,717,081
                                                                             ----------           ----------
    END OF PERIOD                                                          $ 27,566,885         $ 20,642,843
                                                                           ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas reserves in the western United States. "Our", "we", and "us" as used herein also refer to Gasco Energy, Inc.

The  unaudited  financial  statements  included  herein were  prepared  from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Form 10-K for the year ended December 31, 2005.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.

Restricted Investment

The restricted investment balance as of June 30, 2006 represents $5,423,956 invested in U.S. government securities in an amount sufficient to provide for the payment of three semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"). The current portion of restricted investment represents the interest payments that are due within one year. The non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted investment balance at December 31, 2005 is comprised of $7,140,020 invested in U.S. government securities in an amount sufficient to provide for the payment of four semi-annual scheduled interest payments on the Company's outstanding Notes, and $6,564,000 of cash invested in cash equivalents as collateral for a one year letter of credit. The letter of credit was obtained in connection with one of the Company's long-term rig contracts. The collateral for this letter of credit was released during the first quarter of 2006 in connection with the Company's credit facility further described in Note 5.

Short-term Investments

The Company's short-term investments consist primarily of preferred auction rate securities, which are classified as available-for-sale. Preferred auction rate securities represent preferred shares issued by closed end funds and are typically traded at auctions that are held periodically where the dividend rate for the next period is set. The Company invests in AAA/Aaa rated preferred auctions that have a dividend rate period of 28 days or less. These securities are stated at fair value based on quoted market prices. The income earned on these investments is included in interest income in the accompanying consolidated financial statements.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the six months ended June 30, 2006 approximately $3,786,000 of unproved lease costs related to expiring acreage in Wyoming was reclassified to proved property and was included in the ceiling test and depletion calculations.

Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

As of June 30, 2006, based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf, the full cost pool exceeded the above described ceiling by $51,000,000. Therefore, impairment expense of $51,000,000 was recorded during the six months ended June 30, 2006.

Wells in Progress

Wells in progress at June 30, 2006 represent the costs associated with the drilling of three wells in the Riverbend area of Utah. Since the wells had not reached total depth as of June 30, 2006, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells were transferred into proved property during the third quarter of 2006 when the wells reached total depth and were cased and became subject to depletion and will be included in the ceiling test calculation in future periods.

Deferred Financing Costs

Deferred financing costs include the costs associated with the Company's issuance of $65,000,000 of Convertible Notes during October 2004, which are being amortized over the seven year life of the notes; and the debt issuance costs incurred in connection with the Company's credit facility, further described in Note 5; which are being amortized over the four year term of the credit facility.

Asset Retirement Obligation

The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. Gasco's asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

                                                Six Months Ended June 30,
                                             2006                      2005

        Balance beginning of period        $223,947                 $108,566
          Liabilities incurred               58,100                   42,100
          Liabilities settled                     -                        -
          Revisions (a)                      69,533                        -
          Accretion expense                  13,503                    5,999
                                           --------                 --------
        Balance end of period            $ 365,083                 $ 156,665
                                         ==========                =========


     (a) Revisions represent our annual reassessment of the expected cash flows and assumptions inherent in the calculation of the asset retirement liability.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of

FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - STOCK BASED COMPENSATION

Gasco had followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, through December 31, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, Gasco has recognized compensation expense in the consolidated financial statements for awards granted to consultants which must be re-measured each period under the mark-to-market accounting method. Gasco had previously adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", through disclosure only.

On January 1, 2006, Gasco adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Gasco recorded the impact of forfeitures as they occurred. Gasco is assuming no forfeitures for employee awards going forward based on the Company's historical forfeiture experience. For non-employee awards, Gasco began assuming a 3% forfeiture rate for the 3 months ending June 30, 2006. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair market value of the stock on the date of grant.

As of June 30, 2006, options to purchase an aggregate of 9,728,088 shares of the Company's common stock and 485,710 shares of restricted stock were outstanding. These awards were granted during the years from 2001 through 2006 to the Company's employees, directors and consultants. The options have exercise prices ranging from $1.00 to $7.39 per share. The options vest at varying schedules within three years of their grant date and expire within ten years from the grant date. Stock-based employee compensation expense was $1,288,485 and $2,270,301 and stock-based non-employee compensation expense or (reduction in) expense was $(107,356) and $58,004 before tax for the three and six months ending June 30, 2006, respectively. Of this $(107,356) and $58,004 of total calculated compensation expense for non-employees for the three and six months ending June 30, 2006, respectively, $(1,068) and $6,533 was expensed and $(106,288) and $51,471 was capitalized relating to drilling personnel.

The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three and six months ended June 30, 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material.

The adoption of SFAS 123R increased the Company's basic and diluted net loss attributable to common stockholders per share by $(.02) and $(.03) for the three and six month periods ending June 30, 2006, respectively. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be recognized. The table below summarizes the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition of FAS No. 123(R) to the employee stock based awards.


                                                  For the Three   For the Six
                                                   Months Ended    Months Ended
                                                     June 30,       June 30,
                                                      2005            2005
                                                      ----            ----
Net loss attributable to common shareholders:
    As reported                                     $(1,012,917)   $ (2,720,207)
-----------------------------------------------------------------  -------------
    Add: Stock-base employee compensation
      included in net loss (a)                           101,045       207,758
----------------------------------------------------------------- -------------
    Less: Stock based employee compensation
      determined under the fair value based method       625,341       1,002,213
----------------------------------------------------------------- -------------
   Pro forma                                        $(1,537,213)   $ (3,514,662)
----------------------------------------------------------------- -------------
Net loss per common share:
   As reported                                          $ (0.01)        $ (0.04)
----------------------------------------------------------------- -------------
   Pro forma                                              (0.02)          (0.05)
----------------------------------------------------------------- -------------

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair value of options granted during the six months ended June 30, 2006 and 2005 were calculated using the following assumptions:

     --------------------------- ------------------------------------------
                                          Employee Options
     --------------------------- ------------------------------------------
                                       2006                    2005
     --------------------------- ----------------------- ------------------
     Expected dividend yield            --                      --
     --------------------------- ----------------------- ------------------
     Expected price volatility        87-88%                  75%-79%
     --------------------------- ----------------------- ------------------
     Risk-free interest rate        4.85-5.08%                 3.7%
     --------------------------- ----------------------- ------------------
     Expected life of options        6 years                  5 years
     --------------------------- ----------------------- ------------------

 The weighted average grant-date fair value of options granted to employees during the six months ended June 30, 2006 was $4.28.

The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock over the expected life of the option.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through June 30, 2006:

                                                             Weighted-Average
                                         Stock Options        Exercise Price
    ------------------------------- --------------------- ---------------------
    Outstanding at January 1, 2006         8,812,667            $2.29
    ------------------------------- --------------------- ---------------------
    Granted                                1,445,000            $5.63
    ------------------------------- --------------------- ---------------------
    Exercised                               447,911             $2.85
    ------------------------------- --------------------- ---------------------
    Forfeited                                81,668             $5.10
    ------------------------------- --------------------- ---------------------
    Cancelled                                  -                  -
    ------------------------------- --------------------- ---------------------
    Outstanding at June 30, 2006           9,728,088            $2.74
    ------------------------------- --------------------- ---------------------
    Exercisable at June 30, 2006           7,254,678            $2.09
    ------------------------------- --------------------- ---------------------

The following table summarizes information related to the outstanding and vested options as of June 30, 2006:

                                            Outstanding Options   Vested options
------------------------------------------- --------------------- --------------
Number of shares                                 9,728,088           7,254,678
------------------------------------------- --------------------- --------------
Weighted Average Remaining Contractual Life        7.03                 6.22
------------------------------------------- --------------------- --------------
Weighted Average Exercise Price                    $2.74               $2.09
------------------------------------------- --------------------- --------------
Aggregate intrinsic value                       $17,539,119         $16,357,326
------------------------------------------- --------------------- --------------

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing common stock price of $4.34 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

 The following table summarizes the non-vested stock option activity in the equity incentive plans from January 1, 2006 through June 30, 2006:

                                                            Weighted-Average
                                              Stock Options  Exercise Price
  --------------------------------------------------------------------------
  Nonvested stock options at January 1, 2006    2,238,386         $2.42
  --------------------------------------------------------------------------
  Granted                                       1,445,000         $5.63
  --------------------------------------------------------------------------
  Forfeited                                       81,668          $5.10
  --------------------------------------------------------------------------
  Vested                                        1,128,309         $3.10
  --------------------------------------------------------------------------
  Nonvested stock options at June 30, 2006      2,473,409         $4.63
  --------------------------------------------------------------------------

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $524,855 and $1,118,638, respectively. The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 30, 2006 was approximately $718,528 and $1,275,992, respectively. In connection with these exercises, the tax benefits potentially realizable by the Company for the three and six months ended June 30, 2006 was $183,699 and $391,493. The Company is currently in an NOL position; therefore, the tax benefit associated with the exercise of these options has not been realized.

The total fair value of the shares vested during the three and months ended June 30, 2006 was $1,195,058 and $2,514,408, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of June 30, 2006, there was $8,482,340 of total unrecognized compensation cost related to non-vested options granted under the Company's equity incentive plans. That cost is expected to be recognized over a weighted-average period of
1.34 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2006 through June 30, 2006:

                                                      Weighted-Average Fair
                                 Restricted Stock             Value
--------------------------------------------------- --------------------------
--------------------------------------------------- --------------------------
Outstanding at January 1, 2006       565,380                  $1.52
--------------------------------------------------- --------------------------
--------------------------------------------------- --------------------------
Granted                                 -                       -
--------------------------------------------------- --------------------------
--------------------------------------------------- --------------------------
Vested                                79,170                  $1.89
--------------------------------------------------- --------------------------
--------------------------------------------------- --------------------------
Forfeited                              500                    $7.29
--------------------------------------------------- --------------------------
--------------------------------------------------- --------------------------
Outstanding at June 30, 2006         485,710                  $1.45
--------------------------------------------------- --------------------------

As of June 30, 2006, there was $234,777 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 1.53 years.

NOTE 4 - STOCK TRANSACTIONS

During January 2006, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted the remaining 763 shares of Preferred Stock outstanding into 479,599 shares of common stock.

During the first six months of 2006, the Company granted 1,445,000 options to purchase shares of common stock to its employees, directors and outside consultants at exercise prices ranging from $4.18 to $5.69 per share. 95,000 of the options vest 16 2/3% at the end of each four-month period after the issuance date. The remaining options vest 16 2/3% at the end of each four-month period commencing on the one year anniversary of the date of grant. All of the options issued expire within ten years from the grant date.

During the first six months of 2006, the Company issued 447,911 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.61 per common share to $3.70 per common share for total proceeds of $1,275,985.

NOTE 5 - CREDIT FACILITY

On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250,000,000 Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders named therein. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of our subsidiaries and mortgages on substantially all of our oil and gas properties. We have not borrowed any funds under the Credit Agreement since the time of its execution.

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which has initially been set at $17,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of June 30, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

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

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments.

The Company incurred $240,262 in debt issuance costs associated with this facility. These costs have been recorded as deferred financing costs in the accompanying financial statements and are being amortized over the four year term of the credit facility. The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company's oil and natural gas reserves.

NOTE 6 - UNPROVED OIL AND GAS PROPERTIES

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2005, by the year in which such costs were incurred.

                    Balance                 Costs Incurred During Years Ended December 31,
                                 -------------------------------------------------------------------
                    12/31/05                2005              2004            2003            Prior
                    --------                ----              ----            ----            -----

Acquisition costs  $ 11,160,824          $ 283,114     $ 5,400,264         $284,653     $ 5,192,793
Exploration costs     2,162,888            791,914         219,936          667,850         483,188
                   ------------         ----------       ---------        ---------       ---------
        Total      $ 13,323,712        $ 1,075,028     $ 5,620,200        $ 952,503     $ 5,675,981
                   ============        ===========     ===========        =========     ===========

The Company's drilling activities are located primarily in the Riverbend Area of Utah, and the Company plans to drill approximately 32 gross (15 net) wells in this area during 2006. The Company also plans to drill up to three wells in Wyoming during 2006 and continues to consider several additional options for its remaining acreage in Wyoming and its acreage in California and Nevada such as the farm-out of some of its acreage and other similar type arrangements.

NOTE 7 - STATEMENT OF CASH FLOWS

During the six months ended June 30, 2006, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $127,633.

     -    Stock based compensation of $51,471 capitalized as proved property.

     - Additions to oil and gas properties included in accrued expenses of $469,623.

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

Cash paid for interest during the six months ended June 30, 2006 and 2005 was $1,787,500 and $1,638,542, respectively. There was no cash paid for income taxes during the six months ended June 30, 2006 and 2005.


NOTE 8- CONSOLIDATING FINANCIAL STATEMENTS
On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended in a Form S-3/A that was filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC ("Guarantor Subsidiaries"). Set forth below are the condensed consolidating financial statements of Gasco, the parent, and the Guarantor Subidiaries.


                      Condensed Consolidating Balance Sheet
                               As of June 30, 2006
                                   (Unaudited)
                                                                                          Guarantor
                                                    Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $ 25,973,865          $1,593,020          $     -       $ 27,566,885
  Restricted investment                              3,575,000                   -                -          3,575,000
  Short-term investments                            30,000,000                   -                -         30,000,000
  Accounts receivable                                   50,850           5,293,064                -          5,343,914
  Inventory                                                  -           3,789,053                -          3,789,053
  Prepaid expenses                                     487,483                   -                -            487,483
                                                    ----------          ----------           ---------      ----------
           Total                                     60,087,198          10,675,137               -          70,762,335
                                                    ----------          ----------           ---------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                            51,472         115,182,615                -        115,234,087
    Unproved mineral interests                         274,540           9,984,878                -         10,259,418
  Wells in progress                                          -           2,260,377                -          2,260,377
  Gathering assets                                           -           7,914,827                -          7,914,827
  Facilities and equipment                                   -           5,947,947                -          5,947,947
  Furniture, fixtures and other                        232,086                   -                -            232,086
                                                      --------          -----------           ---------   ------------
           Total                                       558,098         141,290,644                         141,848,742
                                                                                                  -
  Less accumulated depreciation, depletion and
    amortization                                       (72,083)        (63,668,557)               -        (63,740,640)
                                                    ----------        ------------            ---------   ------------
           Total                                       486,015          77,622,087                -         78,108,102
                                                    ----------        ------------            ----------    ----------
OTHER ASSETS
  Restricted investment                              1,848,956                   -                -          1,848,956
  Deferred financing costs                           2,633,675                   -                -          2,633,675
                                                     ---------         ------------           ---------      ---------
           Total                                     4,482,631                   -                -          4,482,631
                                                     ---------         ------------           ---------      ---------
TOTAL ASSETS                                      $ 65,055,844       $  88,297,227                -       $153,353,068
                                                  ============       =============            =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $ 89,386          $1,978,672           $    -       $  2,068,058
  Revenue payable                                            -           1,212,077                -          1,212,077
  Advances from joint interest owners                        -           2,964,377                -          2,964,377
  Accrued interest                                     844,100                   -                -            844,100
  Accrued expenses                                     324,000           2,668,966                -          2,992,966
                                                     ---------           ---------             ------       ----------
           Total                                     1,257,486           8,824,092                -         10,081,578
                                                     ---------           ---------             ------       ----------
NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                    65,000,000                   -                -         65,000,000
   Asset retirement obligation                                             365,083                -            365,083
   Deferred rent expense                                77,359                   -                -             77,359
                                                    ----------            --------              -----       ----------
       Total                                        65,077,359             365,083                -         65,442,442
                                                    ----------            --------              -----       ----------
STOCKHOLDERS' EQUITY
  Common stock                                           8,597                   -                -               8,597
  Other                                             (1,287,598)          79,108,049               -          77,820,451
                                                    -----------          ----------             -----       -----------
           Total                                    (1,279,001)          79,108,049                -         77,829,048
                                                    -----------          ----------             -----       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                          $65,055,844          $88,297,227           $    -      $ 153,353,068
                                                   ===========          ===========             ======    =============






                      Condensed Consolidating Balance Sheet
                             As of December 31, 2005
                                   (Unaudited)
                                                                         Guarantor
                                                        Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 59,314,343         $3,347,025          $     -       $ 62,661,368
  Restricted investment                                  10,139,000                  -                -         10,139,000
  Short-term investments                                 15,000,000                  -                -         15,000,000
  Accounts receivable                                             -          4,907,192                -          4,907,192
  Inventory                                                       -          1,182,982                -          1,182,982
  Prepaid expenses                                          645,229                325                -            645,554
                                                         ----------          ---------            -------       ----------
          Total                                          85,098,572          9,437,524                -         94,536,096
                                                         ----------          ---------            -------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                      -         83,972,300                -         83,972,300
    Unproved mineral interests                              274,540         13,049,172                -         13,323,712
    Gathering assets                                              -          4,831,050                -          4,831,050
    Equipment                                                     -          5,148,388                -          5,148,388
  Furniture, fixtures and other                             175,607                 -                 -            175,607
                                                          ---------         -----------            -------    ------------
           Total                                            450,147        107,000,910                -        107,451,057
  Less accumulated depreciation, depletion and
    amortization                                            (46,064)        (6,940,598)               -         (6,986,662)
                                                          ---------       ------------             -------     -----------
           Total                                            404,083        100,060,312                -        100,464,395
                                                          ---------       ------------             -------     -----------
OTHER ASSETS
  Restricted investment                                   3,565,020                 -                 -          3,565,020
  Deferred financing costs                                2,634,461                                              2,634,461
  Intercompany                                          103,081,444      (103,081,444)                -                  -
                                                        -----------      -------------             -------       ---------
           Total                                        109,280,925      (103,081,444)                -          6,199,481
                                                        -----------      -------------             -------       ---------
TOTAL ASSETS                                          $ 194,783,580       $  6,416,392                -       $201,199,972
                                                      =============       ============             =======    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 661,307          $ 246,465           $    -         $  907,772
  Revenue payable                                                 -          1,658,141                -          1,658,141
  Advances from joint interest owners                             -          2,476,080                -          2,476,080
  Accrued interest                                          844,098                  -                -            844,098
  Accrued expenses                                          507,066          2,063,981                -          2,571,047
                                                          ---------          ---------             ------        ---------
           Total                                          2,012,471          6,444,667                -          8,457,138
                                                          ---------          ---------             ------        ---------
NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                         65,000,000                  -                -         65,000,000
   Asset retirement obligation                                    -            223,947                -            223,947
   Deferred rent expense                                     78,727                  -                -             78,727
                                                         ----------            -------              -----       ----------
       Total                                             65,078,727            223,947                -         65,302,674
                                                         ----------            -------              -----       ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                            1                  -                -                  1
  Common stock                                                8,504                  -                -              8,504
  Other                                                 127,683,877          (252,222)                -        127,431,655
                                                        -----------          ---------              -----      -----------
           Total                                        127,692,382          (252,222)                -        127,440,160
                                                        -----------         ----------              ------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                              $194,783,580        $ 6,416,392           $    -      $ 201,199,972
                                                       ============        ===========             ======    =============






                     Consolidating Statements of Operations
                                   (Unaudited)

For the Three Months Ended June 30, 2006                       Guarantor
                                                  Parent       Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                      $    -         $ 4,610,072          $     -       $ 4,610,072
  Gathering                                             -             880,096         (510,840)          369,256
  Interest income                                 804,973                  27               -            805,000
                                                  -------           ---------        ---------         ---------
          Total                                   804,973           5,490,195        (510,840)         5,784,328
                                                  -------           ---------        ---------         ---------
OPERATING EXPENSES
  Lease operating                                       -           1,377,589        (510,840)           866,749
  Gathering operations                                  -             371,583                -           371,583
  Depletion, depreciation and amortization         13,070           2,930,461                -         2,943,531
  Impairment                                            -          51,000,000                -        51,000,000
  General and administrative                    2,589,007                   -                -         2,589,007
  Interest expense                              1,049,541                   -                -         1,049,541
                                                ---------          ----------         ---------      -----------
           Total                                3,651,618          55,679,633        (510,840)        58,820,411
                                                ---------          ----------         ---------       ----------
NET INCOME (LOSS)                             (2,846,645)        (50,189,438)                -      (53,036,083)
Preferred stock dividends                              -                    -                -                 -
                                               -----------        -----------         --------      ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                       $ (2,846,645)       $(50,189,438)           $    -    $ (53,036,083)
                                            =============       =============           ======    ==============

For the Three Months Ended June 30, 2005                          Guarantor
                                                 Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                     $     -         $ 1,871,866          $     -       $ 1,871,866
  Gathering                                             -             439,543          (117,413)         322,130
  Interest income                                 354,904                   -                            354,904
                                                  -------           ---------          ---------       ---------
          Total                                   354,904           2,311,409          (117,413)       2,548,900
                                                  -------           ---------          ---------       ---------

OPERATING EXPENSES
  Lease operating                                       -             322,683          (117,413)         205,270
  Gathering operations                                  -             191,781                -           191,781
  Depletion, depreciation and amortization         14,111             753,359                -           767,470
  General and administrative                    1,374,923                   -                -         1,374,923
  Interest expense                              1,008,323                   -                -         1,008,323
                                                ---------           ---------         ----------       ---------
           Total                                2,397,357           1,267,823          (117,413)       3,547,767
                                                ---------           ---------         ----------       ---------
NET INCOME (LOSS)                             (2,042,453)           1,043,586                -         (998,867)
Preferred stock dividends                        (14,050)                  -                 -          (14,050)
                                               ----------           ---------         ----------       ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                      $ (2,056,503)       $   1,043,586          $     -      $(1,012,917)
                                            =============       =============           =======     ============







                     Consolidating Statements of Operations
                                   (Unaudited)

For the Six Months Ended June 30, 2006                           Guarantor
                                                Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                       $     -         $10,539,749    $          -       $ 10,539,749
  Gathering                                               -           1,907,435      (1,055,040)           852,395
  Interest income                                 1,651,652                  54               -          1,651,706
                                                  ---------         -----------      -----------        ----------
          Total                                   1,651,652          12,447,238      (1,055,040)        13,043,850
                                                  ---------         -----------      -----------        ----------
OPERATING EXPENSES
  Lease operating                                         -           2,451,804      (1,055,040)         1,396,764
  Gathering operations                                    -             759,376                -           759,376
  Depletion, depreciation and amortization           28,611           5,741,462                -         5,770,073
  Impairment                                              -          51,000,000                -        51,000,000
  General and administrative                      5,170,136             102,907                -         5,273,043
  Interest expense                                2,057,834                   -                -         2,057,834
                                                  ---------          ----------      ------------       ----------
           Total                                  7,256,581          60,195,886      (1,055,040)        66,257,090
                                                  ---------          ----------      -----------        ----------
NET INCOME (LOSS)                               (5,604,929)        (47,608,311)                -      (53,213,240)
Preferred stock dividends                           (1,393)                   -                -           (1,393)
                                                -----------         -----------      -----------       -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                         $ (5,606,322)       $(47,608,311)  $             -    $ (53,214,633)
                                              =============       =============  ===============    ==============


For the Six Months Ended June 30, 2005                           Guarantor
                                                Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                        $    -        $  2,663,393  $             -      $  2,663,393
  Gathering                                               -             573,310        (117,413)           455,897
  Interest income                                   714,897                  60                -           714,957
                                                   --------           ---------         --------        ----------
          Total                                     714,897           3,236,763        (117,413)         3,834,247
                                                  ---------           ---------        ---------         ---------
OPERATING EXPENSES
  Lease operating                                         -             479,115        (117,413)           361,702
  Gathering                                               -             416,528                -           416,528
  Depletion, depreciation and amortization           27,707           1,111,999                -         1,139,706
  General and administrative                         30,787           2,567,934                -         2,598,721
  Interest expense                                2,016,585                  -                 -         2,016,585
                                                  ---------           ---------        ----------        ---------
           Total                                  2,075,079           4,575,576        (117,413)         6,533,242
                                                  ---------           ---------        ---------         ---------
NET LOSS                                        (1,360,182)         (1,338,813)                -       (2,698,995)
Preferred stock dividends                          (21,212)                  -                 -          (21,212)
                                                 ----------          ----------         --------       -----------

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                               $(1,381,394)      $  (1,338,813)    $           -     $ (2,720,207)
                                               ============      ==============     ============     =============





                                                 Consolidating Statements of Cash Flows
                                                               (Unaudited)

For the Six Months Ended June 30, 2006                                        Guarantor
                                                            Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                       $ (3,178,774)         $7,521,447         $     -        $4,342,673

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                   (59,071)                  -               -          (59,071)
  Cash paid for acquisitions, development and exploration              -       (33,692,479)               -      (33,692,479)
  Investment in sale of short-term investments              (15,000,000)                  -               -      (15,000,000)
  Cash designated as restricted                                 (71,436)                  -               -          (71,436)
  Cash undesignated as restricted                              8,351,500                  -               -         8,351,500
                                                             -----------       ------------          -------      -----------
               Net cash used in investing activities         (6,779,007)       (33,692,479)               -      (40,471,486)
                                                             -----------       ------------          --------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                            (1,393)                  -               -           (1,393)
  Exercise of options to purchase common stock                 1,275,985                  -               -         1,275,985
  Cash paid for debt issuance costs                            (240,262)                  -               -         (240,262)
  Intercompany                                              (24,417,027)         24,417,027               -                 -
                                                            ------------         ----------            -----        ---------
              Net cash provided by (used in) financing
                activities                                  (23,382,697)         24,417,027               -         1,034,330
                                                            ------------         ----------            ------      ---------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                             (33,340,478)        (1,754,005)               -      (35,094,483)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                       59,314,343          3,347,025               -        62,661,368
                                                              ----------          ---------             -------    ----------
    END OF PERIOD                                           $ 25,973,865         $1,593,020         $     -       $27,566,885
                                                            ============         ==========           ===========  ===========

For the Six Months Ended June 30, 2005                                        Guarantor
                                                            Parent          Subsidiaries      Eliminations     Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES
                                                            $(3,065,745)       $  (102,570)  $                  $ (3,168,315)
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                   (68,948)                  -               -          (68,948)
  Cash paid for acquisitions, development and exploration              -       (18,123,387)               -      (18,123,387)
  Proceeds from property sales                                         -            828,102               -           828,102
  Proceeds from sale of short-term investments                14,000,000                  -               -        14,000,000
  Cash designated as restricted                                (159,020)                                            (159,020)
  Cash undesignated as restricted                              1,638,542                  -               -         1,638,542
                                                               ---------        ------------          --------    -----------
               Net cash provided by (used in) investing
                   activities                                  15,410,574       (17,295,285)               -       (1,884,711)
                                                              ----------       ------------           --------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                           (21,212)                  -               -          (21,212)
  Intercompany                                              (17,985,369)         17,985,369               -                 -
                                                            ------------         ----------            --------    ----------
  Net cash provided by (used in) financing activities       (18,006,581)         17,985,369               -          (21,212)
                                                            ------------         ----------            --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (5,661,752)            587,514               -       (5,074,238)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                       23,357,073          2,360,008               -        25,717,081
                                                              ----------          ---------           --------     ----------
    END OF PERIOD                                            $17,695,321     $    2,947,522         $     -      $ 20,642,843
                                                             ===========       ==============         =======      ==========

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. Our realized gas prices during the first six months were lower than those realized during the year ended December 31, 2005 due primarily to higher inventory levels of gas storage, milder temperatures during the past winter and changing demand in the United States. The oil prices have remained relatively stable during 2005 and the first six months of 2006. We continue to experience higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.

Recent Developments

During the six months ended June 30, 2006, the Company spudded ten gross wells (approximately 5.3 net wells) and reached total depth on 11 gross wells (approximately 6.7 net wells) in the Riverbend area. We also conducted initial completion operations on ten wells (6.4 net wells) and re-entered nine wells (4.1 net wells) to complete pay zones that were behind pipe. As of June 30, 2006, we operated 51 gross wells with one additional well awaiting completion activities. We currently have three drilling rigs operating in the Uinta Basin Riverbend project area and expect to take delivery of our fourth rig in August 2006.

Gasco has secured an industry partner that will drill to earn acreage in our Daniel Anticline Prospect. Under the terms of the farmout agreement, we will pay 25% of the well costs and will earn 25 % of the first well which is a Hilliard Shale test. In subsequent wells, we will receive a 25% carried working interest and will pay 25% of the well costs until the cumulative carry is $10,000,000 to Gasco. The agreement allows our industry partner to earn 50% of our Daniel Anticline Prospect to all depths. We will retain operations of the wells in the project. We have also established an area of mutual interest (AMI) covering this prospect. The AMI will allow both parties to jointly test the productive potential in the core area and to later implement a plan of development. The preliminary well cost estimate to drill and complete the first well in this AMI is $8,000,000 ($2,000,000 net to Gasco). We have secured a rig for the drilling of this well and anticipate spudding it during 2006.

Gasco also plans to drill a well in the Muddy Creek Prospect to test natural gas potential in two formations to a proposed depth of 9,600 feet. The costs to drill and complete this well are estimated to be approximately $3,200,000. We are expecting to spud this well in August 2006.

During the six months ended June 30, 2006 approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property.

Gas prices decreased from $8.01 per mcf as of December 31, 2005 to $5.42 as of June 30, 2005. As a result of this price decline and based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf, the present value of Gasco's future net revenue discounted at 10% exceeded the Company's full cost pool. Therefore, impairment expense of $51,000,000 was recorded during the six months ended June 30, 2006.

On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders named therein. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of our subsidiaries and mortgages on substantially all of our oil & gas properties. We have not borrowed any funds under the Credit Agreement since the time of its execution.

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which has initially been set at $17,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of June 30, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

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

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments.

The Company incurred $240,262 in debt issuance costs associated with this facility. These costs have been recorded as deferred financing costs in the accompanying financial statements and are being amortized over the four year term of the credit facility. The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company's oil and natural gas reserves.

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three and six months ended June 30, 2006 and 2005. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                For the Three Months      For the Six Months
                                    Ended June 30,           Ended June 30,
                                 2006        2005           2006       2005
                              ---------   ---------      ---------    --------

Natural gas production (Mcf)   832,724     287,420       1,709,295    425,258
Average sales price per Mcf      $5.18       $6.12          $ 5.86     $ 5.82

Oil production (Bbl)             5,003       2,125           9,077      3,674
Average sales price per Bbl     $59.40      $52.44         $ 58.36    $ 51.23

Production (Mcfe)              862,742     300,170       1,763,757    447,302


During the three and six months ended June 30, 2006, the Company's oil and gas production increased by approximately 187% and 294% primarily due to the Company's drilling projects, completions, and recompletions that took place during 2005 and 2006. The increased production was partially offset by normal production declines from wells drilled during earlier periods.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the six months ended June 30, 2006 and 2005.

                                                        For the Six Months Ended
                                                                June 30,
                                                    ----------------------------
                                                           2006           2005
                                                           ----           ----

Net cash provided by (used in) operations            $ 4,342,336   $ (3,168,315)
Net cash used in investing activities               (40,471,149)     (3,364,233)
Net cash provided by (used in) financing activities    1,034,330       1,458,310
Net decrease in cash                                (35,094,483)     (5,074,238)

The increase in cash provided by operations from 2005 to 2006 is primarily due to a 294% increase in oil and gas production, a 1% increase in gas prices and a 14% increase in oil prices. The production increase is due to the Company's drilling activity during 2005 and 2006. As of June 30, 2006 we had 51 wells on production versus 30 wells at June 30, 2005.

The Company's investing activities during the six months ended June 30, 2006 and 2005 related primarily to the Company's development and exploration activities. The 2006 activity also included investments in short-term investments of $15,000,000. The 2005 investing activities were partially offset by sales proceeds of $828,102 and proceeds from the Company's sale of short-term investments of $14,000,000. The remaining investing activity during 2006 and 2005 consisted of changes in our restricted investments.

The financing activity during 2006 includes the exercise of 447,911 options to purchase Gasco common stock for proceeds of $1,275,985 partially offset by the payment of cash for debt issuance costs of $240,262 and the payment of preferred dividends of $1,393. The financing activity during 2005 represented the payment of preferred dividends of $21,212.

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

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of June 30, 2006.

                                                           Payments due by Period
Contractual Obligations           Total            1 year         2-3 years       4-5 years         After 5 years
Convertible Notes
    Principal                     $65,000,000          $    -           $    -          $    -      $ 65,000,000
    Interest                       18,818,403       3,575,000        7,150,000       7,150,000           943,403
Drilling Rig Contracts *           40,064,500      21,681,250       18,383,250               -                 -
Operating Lease - office space        551,271         130,330          282,240         138,701                 -
Employment Contracts                  274,167         274,167                -               -                 -
Consulting Agreements                  70,000          70,000                -               -                 -
                                  -----------      ----------      ------------      ----------      -----------
Total Contractual Cash
  Obligations                    $124,778,341     $25,730,747      $25,815,490      $7,288,701       $65,943,403
                                 ============     ===========      ===========      ==========       ===========

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

                  Oil and Gas Reserves

Gasco follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, the full cost pool (consisting of capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with drilling asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment would be recognized. As of June 30, 2006, based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf, the full cost pool exceeded this ceiling by $51,000,000. Therefore, impairment expense of $51,000,000 was recorded during the six months ended June 30, 2006.

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

         Impairment of Long-lived Assets

The cost of the Company's unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. These properties are reviewed periodically for possible impairment. During the year ended June 30, 2006, approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.

Results of Operations

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                              For the Three                    For the Six
                                                Months Ended                    Months Ended
                                                  June 30,                        June 30,
                                           2006            2005            2006            2005

      Natural gas production (Mcf)        832,724         287,420        1,709,295        425,258
      Average sales price per Mcf          $ 5.18          $ 6.12            $5.86          $5.82
      Oil production (Bbl)                  5,003           2,125            9,077          3,674
      Average sales price per Bbl         $ 59.40         $ 52.44          $ 58.36        $ 51.23
      Production (Mcfe)                   862,742         300,170        1,763,757        477,302
      Expenses per Mcfe:
         Lease operating                   $ 1.00          $ 0.68           $ 0.79         $ 0.76
         Depletion and impairment         $ 62.53          $ 2.56          $ 32.19         $ 2.39

The Second Quarter of 2006 compared to the Second Quarter of 2005

The increase in oil and gas revenue of $2,738,206 during the second quarter of 2006 compared with the second quarter of 2005 is comprised of an increase in oil and gas production of 2,878 bbls and 545,304 Mcf combined with an increase in the average oil price of $6.96 per bbl and a decrease in the average gas price of $0.94 per Mcf during 2006. The $2,738,206 increase in oil and gas revenue during the second quarter of 2006 represents an increase of $2,993,379 related to the production increase combined with a decrease of $255,173 related to the oil and gas price fluctuation. The production increase is due to the Company's drilling, completion and recompletion activity during 2005 and through the first six months of 2006 and is partially offset by normal production declines on all wells.

Gathering income and expense represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004 and 2005.The gathering income and expenses have increased by $47,126 and $320,139, respectively during the second quarter of 2006 as compared with the second quarter of 2005 due to the increased production resulting from the Company's drilling activity in this area. The increase in gathering expense is also due to the installation of additional compression to the system.

Interest  income  increased  $450,096 during the second quarter of 2006 compared with the second quarter of 2005 primarily due to higher interest rates and higher average cash and cash equivalent and short-term investment balances during 2006 relating primarily to the net proceeds of approximately $79,000,000 from the Company's common stock offering during November 2005.

Lease operating expense increased $661,479 during the second quarter of 2006 compared with the second quarter of 2005. The increase is primarily due to the increase in the number of producing wells from 30 wells at June 30, 2005 to 51 wells at June 30, 2006 as well as increased water hauling and disposal costs. Additionally lease operating expense during the second quarter of 2006 includes approximately $240,000 of costs related to workovers performed on five of our wells in the Riverbend area in order to restore efficient operating conditions on these wells.

Depletion, depreciation and amortization expense during the second quarter of 2006 is comprised of depletion expense related to the Company's oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $2,176,071 is due primarily to the increase in oil and gas production and related capital costs resulting from the Company's increased drilling and completion activity discussed above.

As of June 30, 2006, based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf, the present value of Gasco's future net revenue discounted at 10% exceeded the Company's full cost pool. Therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

General and administrative expense increased by $1,214,084 during the second quarter of 2006 as compared with the second quarter of 2005. The increase is primarily due to an increase in stock based compensation expense of $1,287,000 due to the adoption of SFAS 123(R) on January 1, 2006 as further discussed in
Note 3 of the accompanying financial statements, partially offset by a $32,000 decrease in legal expenses and a $30,000 decrease in consulting expenses due to fewer special projects in process during the second quarter of 2006. The remaining decrease in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Interest expense during 2006 and 2005 consists of interest expense related to the Company's outstanding Convertible Senior Notes which were issued on October 20, 2004.

The First Six Months of 2006 Compared to the First Six Months of 2005

The comparisons for the six months ended June 30, 2006 and the six months ended June 30, 2005 are consistent with those discussed in the second quarter of 2006 compared to the second quarter of 2005 except as discussed below:

The increase in oil and gas revenue of $7,876,356 during the first six months of 2006 compared with the first six months of 2005 is comprised of an increase in oil and gas production of 5,403 bbls and 1,284,037 Mcf combined with an increase in the average oil price of $7.13 per bbl and an increase in the average gas price of $0.04 per Mcf during 2006. The $7,876,356 increase in oil and gas revenue during the first six months of 2006 represents an increase of $7,833,167 related to the production increase and an increase of $43,189 related to the increase in oil and gas prices. The production increase is due to the Company's drilling, completion and recompletion activity during 2005 and through the first six months of 2006 and is partially offset by normal production declines on all wells.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations ("Cautionary Statements") include those discussed under the caption "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2005. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

ITEM 4 - CONTROLS AND PROCEDURES


Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 1A -     Risk Factors

              Information about material risks related to the Company's business, financial condition and results of operations for six months ended June 30, 2006, does not materially differ from that set out in Part I, Item 1A of the Company's Annual Report on 10-K for the year ended December 31, 2005.

Item 2 -      Unregistered Sales of Equity Securities and Use of Proceeds

              None.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting ("Annual Meeting") of Stockholders on June 14, 2006. The meeting was held to elect eight directors to serve until the 2007 Annual Meeting of Stockholders and to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the year ending December 31, 2006.

The "For" column represents the number of affirmative votes, and the "withheld" column represents the number of abstentions and broker non-votes, by holders of common and preferred stock represented by either proxy or at the Annual Meeting. The results of the voting related to the elections of the nominees for director were as follows:

         Name                            For                      Withheld

         Marc A. Bruner               56,415,572                 13,573,570
         Richard J. Burgess           68,934,134                  1,055,008
         Charles B. Crowell           68,752,153                  1,236,989
         Mark A. Erickson             56,919,462                 13,069,680
         Richard S. Langdon           69,210,552                    778,590
         Carmen J. (Tony) Lotito      68,396,231                  1,592,911
         John Schmit                  68,881,215                  1,107,927
         Carl Stadelhofer             68,891,034                  1,098,108

Stockholders voted 69,836,913 shares "for" and 98,772 shares "against" the proposal to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the fiscal year ending December 31, 2006, with 53,547 votes abstaining.

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

               #10.3 W. King Grant  Amended  and  Restated  Employment  Contract
                    dated February 14, 2003. (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006).

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


                                       GASCO ENERGY, INC.



Date:  August 7, 2006                   By:  /s/ W. King Grant
                                             ------------------
                                        W. King Grant, Executive Vice President
                                        Chief Financial Officer

                                        By: /s/ Peggy A. Herald
                                            -------------------
                                        Peggy A. Herald, Chief Accouting Officer
                                        and Controller