Form 10-Q
period 2006-09-30
GASCO ENERGY INC
filed 2006-11-07
CIK 1086319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

Large accelerated filer __     Accelerated filer X      Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Number of Common shares outstanding as of November 7, 2006:           85,968,265



ITEM I - FINANCIAL INFORMATION
PART 1 - FINANCIAL STATEMENTS

                               GASCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                  September 30,          December 31,
                                                                                      2006                  2005
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                        $19,998,698           $62,661,368
  Restricted investment                                                              3,575,000            10,139,000
  Short-term investments                                                            21,000,000            15,000,000
  Accounts receivable
     Joint interest billings                                                         5,356,925             1,792,038
     Revenue                                                                         1,924,849             3,115,154
  Inventory                                                                          3,265,841             1,182,982
  Prepaid expenses                                                                     324,766               645,554
                                                                                   -----------           -----------
          Total                                                                    55,446,079             94,536,096
                                                                                   -----------           -----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
     Proved mineral interests                                                      132,694,399            83,972,300
     Unproved mineral interests                                                     10,747,706            13,323,712
  Wells in progress                                                                  3,631,845                     -
  Gathering assets                                                                  11,688,160             4,831,050
  Facilities and equipment                                                           7,069,119             5,148,388
  Furniture, fixtures and other                                                        235,880               175,607
                                                                                   -----------           -----------
           Total                                                                   166,067,109           107,451,057
  Less accumulated  depletion, depreciation, amortization and impairment          (65,925,502)           (6,986,662)
                                                                                  ------------           -----------
           Total                                                                  100,141,607            100,464,395
                                                                                  ------------           -----------
OTHER ASSETS
  Restricted investment                                                              1,878,132             3,565,020
  Deferred financing costs                                                           2,501,065             2,634,461
                                                                                   -----------           -----------
           Total                                                                     4,379,197             6,199,481
                                                                                   -----------           -----------
TOTAL ASSETS                                                                     $ 159,966,883         $ 201,199,972
                                                                                 =============         =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.




                               GASCO ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                                    September 30,            December 31,
                                                                                        2006                    2005
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $  3,027,442              $ 907,772
  Revenue payable                                                                      1,599,767              1,658,141
  Advances from joint interest owners                                                  3,813,799              2,476,080
  Accrued interest                                                                     1,737,851                844,098
  Accrued expenses                                                                     6,238,520              2,571,047
                                                                                     -----------              ---------
           Total                                                                     16,417,379               8,457,138
                                                                                     -----------              ---------
NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                                                      65,000,000             65,000,000
   Asset retirement obligation                                                           650,788                223,947
   Deferred rent expense                                                                  75,176                 78,727
                                                                                      ----------             ----------
       Total                                                                          65,725,964             65,302,674
                                                                                      ----------             ----------
STOCKHOLDERS' EQUITY
  Series B  Convertible  Preferred  stock  -  $.001  par  value;  20,000 shared authorized; 763 shares issued and outstanding with a liquidation
    preference of $335,720 in 2005                                                             -                      1
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     85,941,965 shares issued and 85,868,265 outstanding in 2006 and
     85,041,492 shares issued and 84,967,792 shares outstanding in 2005                    8,594                  8,504
  Additional paid-in capital                                                         161,480,466            157,540,755
  Deferred compensation                                                                        -              (443,579)
  Accumulated deficit                                                               (83,535,225)           (29,535,226)
  Less cost of treasury stock of 73,700 common shares                                  (130,295)              (130,295)
                                                                                    ------------           ------------
           Total                                                                     77,823,540             127,440,160
                                                                                    ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 159,966,883           $ 201,199,972
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





                               GASCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                        September 30,
                                                             -----------------------------------------
                                                                     2006                       2005

REVENUES
  Gas                                                           $ 4,563,576              $  3,793,771
  Oil                                                               336,963                   166,727
  Gathering                                                         511,360                   471,478
  Interest income                                                   646,834                   264,751
                                                                  ---------                 ---------
          Total                                                   6,058,733                 4,696,727
                                                                  ---------                 ---------

OPERATING EXPENSES
  Lease operating                                                   749,214                   236,413
  Gathering operations                                            1,065,658                   267,792
  Depletion, depreciation and amortization                        2,206,328                 1,211,550
  General and administrative                                      1,768,788                 1,323,376
  Interest expense                                                1,055,504                 1,008,293
                                                                  ---------                 ---------
           Total                                                  6,845,492                 4,047,424
                                                                  ---------                 ---------
NET INCOME (LOSS)                                                 (786,759)                   649,303

Preferred stock dividends                                                 -                   (6,212)
                                                                  ---------                 ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                                 $ (786,759)                 $ 643,091
                                                                ===========                 =========


NET INCOME (LOSS) PER COMMON SHARE
      BASIC                                                       $  (0.01)                   $  0.01
                                                                  =========                   =======
      DILUTED                                                     $  (0.01)                   $  0.01
                                                                  =========                   =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                                      85,609,137                70,991,812
                                                                 ==========                ==========
      DILUTED                                                    85,609,137                75,838,798
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





                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                              -------------------------------------------
                                                                        2006                      2005

REVENUES
  Gas                                                             $ 14,573,596              $  6,268,928
  Oil                                                                  866,692                   354,963
  Gathering                                                          1,363,755                   927,375
  Interest income                                                    2,298,540                   979,708
                                                                     ---------                 ---------
          Total                                                     19,102,583                 8,530,974
                                                                    ----------                 ---------
OPERATING EXPENSES
  Lease operating                                                    2,145,978                   598,115
  Gathering operations                                               1,825,034                   684,320
  Depletion, depreciation and amortization                           7,976,401                 2,351,256
  Impairment                                                        51,000,000                         -
  General and administrative                                         7,041,831                 3,922,097
  Interest expense                                                   3,113,338                 3,024,878
                                                                    ----------                ----------
           Total                                                    73,102,582                10,580,666
                                                                    ----------                ----------
NET LOSS                                                          (53,999,999)               (2,049,692)

Preferred stock dividends                                              (1,393)                  (27,433)
                                                                   -----------               -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                    $ (54,001,392)             $ (2,077,125)
                                                                ==============             =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $  (0.63)                 $  (0.03)
                                                                     =========                 =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                   85,384,515                70,661,070
                                                                    ==========                ==========













               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                          -------------------------------------
                                                                               2006                    2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(53,999,999)        $ (2,049,692)
  Adjustment to reconcile net loss to net cash provided by (used in)
   operating activities
     Depletion, depreciation, amortization and impairment expense              58,941,433            2,341,819
     Accretion of asset retirement obligation                                      34,968                9,437
     Stock compensation                                                         3,198,834              539,378
    Amortization of deferred rent                                                 (3,551)               39,897
    Amortization of deferred financing costs                                      373,658              343,626
    Landlord incentive payment                                                          -               30,000
     Changes in operating assets and liabilities:
        Accounts receivable                                                   (2,374,582)          (1,414,058)
      Inventory                                                               (2,082,859)            (826,140)
      Prepaid expenses                                                            320,788              207,136
        Accounts payable                                                        2,119,670            (988,953)
      Revenue payable                                                            (58,374)            1,006,120
      Advances from joint interest owners                                       1,337,719              343,306
      Accrued interest                                                            893,753            1,042,710
        Accrued expenses                                                          428,742            1,545,737
                                                                                ---------            ---------
                Net cash provided by operating activities                       9,130,200            2,170,323
                                                                                ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                                    (62,866)             (85,388)
  Cash paid for acquisitions, development and exploration                    (55,109,912)         (35,356,065)
  Proceeds from property sales                                                          -              828,102
  Increase in short-term investments                                          (6,000,000)                    -
  Proceeds from sale of short-term investments                                          -           17,000,000
  Cash designated as restricted                                                 (100,612)            (208,331)
  Cash undesignated as restricted                                               8,351,500            1,638,542
                                                                              -----------          -----------
               Net cash used in investing activities                         (52,921,890)         (16,183,140)
                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                                             (1,393)             (21,501)
  Exercise of options to purchase common stock                                  1,370,675              968,239
  Cash paid for debt issuance costs                                             (240,262)                    -
                                                                                ---------           ----------
  Net cash provided by financing activities                                     1,129,020              946,738
                                                                                ---------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (42,662,670)         (13,066,079)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                        62,661,368           25,717,081
                                                                               ----------           ----------

    END OF PERIOD                                                            $ 19,998,698         $ 12,651,002
                                                                             ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All significant intercompany transactions have been eliminated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.

Restricted Investment

The restricted investment balance as of September 30, 2006 represents $5,453,132 invested in U.S. government securities in an amount sufficient to provide for the payment of three semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Notes ("Notes"). The current portion of restricted investment represents the interest payments that are due within one year. The non-current portion represents the interest payments that are due after one year. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted investment balance at December 31, 2005 is comprised of $7,140,020 invested in U.S. government securities in an amount sufficient to provide for the payment of four semi-annual scheduled interest payments on the Company's outstanding Notes, and $6,564,000 of cash invested in cash equivalents as collateral for a one year letter of credit. The letter of credit was obtained in connection with one of the Company's long-term rig contracts. The collateral for this letter of credit was released during the first quarter of 2006 in connection with the Company's credit facility further described in Note 5.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the nine months ended September 30, 2006 approximately $3,786,000 of unproved lease costs related to expiring acreage in Wyoming was reclassified to proved property and was included in the ceiling test and depletion calculations.

Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

As of September 30, 2006, based on oil and gas prices of $52.41 per barrel and $3.05 per mcf, the full cost pool would have exceeded the above described ceiling by $33,000,000. However, subsequent to the quarter end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at September 30, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

Wells in Progress

Wells in progress at September 30, 2006 represent the costs associated with the drilling of three wells in the Riverbend area of Utah and two wells in the Greater Green River Basin in Wyoming. Since the wells had not reached total depth as of September 30, 2006, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells reach total depth and are cased and will become subject to depletion and the ceiling test calculation in future periods.

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

                                         Nine Months Ended September 30,
                                          2006                    2005

        Balance beginning of period         $223,947            $108,566
          Liabilities incurred               322,340              71,587
          Liabilities settled                      -            (21,845)
          Revisions (a)                       69,533                   -
          Accretion expense                   34,968               9,437
                                           ---------           ---------
        Balance end of period              $ 650,788           $ 167,745
                                           ==========          =========


     (a) Revisions represent our annual reassessment of the expected cash flows and assumptions inherent in the calculation of the asset retirement liability.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The 5.50% Convertible Senior Notes due 2011 (the "Notes") have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive. The outstanding common stock options have been excluded from the computation of diluted net loss per share during the quarter and nine months ended September 30, 2006 and during the nine months ended September 30, 2005 because their inclusion would have been anti-dilutive. The table below reconciles the basic weighted average common shares outstanding to the diluted weighted average common shares outstanding for the quarter ended September 30, 2005. The basic and diluted weighted average common shares outstanding are the same for all other periods presented.

Basic weighted average common shares outstanding        70,991,812
Options to purchase common stock                         4,846,986
                                                        -----------
Diluted weighted average common shares outstanding      75,838,798
                                                        ===========

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

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

On January 1, 2006, Gasco adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Gasco recorded the impact of forfeitures as they occurred. Gasco is assuming no forfeitures for employee awards going forward based on the Company's historical forfeiture experience. For non-employee awards, Gasco is assuming a 3% forfeiture rate for the 3 months ending September 30, 2006. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair market value of the stock on the date of grant.

As of September 30, 2006, options to purchase an aggregate of 9,701,838 shares of the Company's common stock and 251,210 shares of restricted stock were outstanding. These awards were granted during the years from 2001 through 2006 to the Company's employees, directors and consultants. The options have exercise prices ranging from $1.00 to $5.69 per share. The options vest at varying schedules within three years of their grant date and expire within ten years from the grant date. Stock-based employee compensation expense was $933,627 and $3,203,928 and stock-based non-employee compensation expense or (reduction in) expense was $(47,780) and $10,224 before tax for the three and nine months ending September 30, 2006, respectively. Of this $(47,780) and $10,224 of total calculated compensation expense for non-employees for the three and nine months ending September 30, 2006, respectively, $(10,859) and $(4,326) was expensed and $(36,921) and $14,550 was capitalized relating to drilling personnel.

The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three and nine months ended September 30, 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not significant.

The adoption of SFAS 123R increased the Company's basic and diluted net loss attributable to common stockholders per share by $(.01) and $(.04) for the three and nine month periods ending September 30, 2006, respectively. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be recognized. The table below summarizes the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition of FAS No. 123(R) to the employee stock based awards.


                                                             For the Three         For the Nine
                                                             Months Ended          Months Ended
                                                             September 30,         September 30,

                                                                  2005                 2005
                                                                  ----                 ----
Net income (loss) attributable to common shareholders:
    As reported                                                $643,091         $ (2,077,125)

    Add: Stock-base employee compensation
      included in net loss (a)                                   69,940               277,698

    Less: Stock based employee compensation
      determined under the fair value based method             (944,474)           (1,952,021)

   Pro forma                                                  $(231,443)         $ (3,751,448)

Basic net income (loss) per common share:
   As reported                                                   $ 0.01              $ (0.03)

   Pro forma                                                      (0.01)               (0.05)

Diluted net income (loss) per common share:

   As reported                                                   $ 0.01              $ (0.03)

   Pro forma                                                     (0.01)                (0.05)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair value of options granted during the nine months ended September 30, 2006 and 2005 were calculated using the following assumptions:

                                                Employee Options
                                           2006                    2005
                                      ------------               ---------
         Expected dividend yield            --                      --
         Expected price volatility        87-88%                  75%-79%
         Risk-free interest rate        4.85-5.08%               3.7-3.9%
         Expected life of options        6 years                  5 years

The weighted average grant-date fair value of options granted to employees during the nine months ended September 30, 2006 was $4.10.

The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock over the expected life of the option.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through September 30, 2006:

                                                             Weighted-Average
                                          Stock Options       Exercise Price
    ----------------------------------------------------- --------------------
    Outstanding at January 1, 2006          8,812,667              $2.29
    ----------------------------------------------------- --------------------
    Granted                                 1,550,000              $5.48
    ----------------------------------------------------- --------------------
    Exercised                                479,161               $2.86
    ----------------------------------------------------- --------------------
    Forfeited                                169,168               $4.90
    ----------------------------------------------------- --------------------
    Cancelled                                 12,500               $3.70
    ----------------------------------------------------- --------------------
    Outstanding at September 30, 2006       9,701,838              $2.72
    ----------------------------------------------------- --------------------
    Exercisable at September 30, 2006       7,442,640              $2.09
    ----------------------------------------------------- --------------------

The following table summarizes information related to the outstanding and vested options as of September 30, 2006:

                                             Outstanding Options  Vested options
--------------------------------------------------------------------------------
Number of shares                                  9,701,838         7,442,640
--------------------------------------------------------------------------------
Weighted Average Remaining Contractual Life         6.82               6.07
--------------------------------------------------------------------------------
Weighted Average Exercise Price                     $2.72             $2.09
--------------------------------------------------------------------------------
Aggregate intrinsic value                        $6,041,752         $6,041,752
--------------------------------------------------------------------------------

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing common stock price of $2.70 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the non-vested stock option activity in the equity incentive plans from January 1, 2006 through September 30, 2006:

                                                                Weighted-Average
                                               Stock Options     Exercise Price
 -------------------------------------------------------------------------------
 Nonvested stock options at January 1, 2006      2,238,386            $2.42
 -------------------------------------------------------------------------------
 Granted                                         1,550,000            $5.48
 -------------------------------------------------------------------------------
 Forfeited                                        169,168             $4.90
 -------------------------------------------------------------------------------
 Vested                                          1,360,021            $2.99
 -------------------------------------------------------------------------------
 Nonvested stock options at September 30, 2006   2,259,197            $4.80
 -------------------------------------------------------------------------------

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $9,563 and $1,128,201, respectively. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2006 was approximately $94,688 and $1,370,675, respectively. In connection with these exercises, the tax benefits potentially realizable by the Company for the three and nine months ended September 30, 2006 was $3,347 and $394,840. The Company has accumulated net operating losses sufficient to offset its taxable income, therefore, the tax benefit associated with the exercise of these options has not been realized.

The total fair value of the shares vested during the three and nine months ended September 30, 2006 was $375,568 and $2,889,976, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2006, there was $7,911,521 of total unrecognized compensation cost related to non-vested options granted under the Company's equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.15 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2006 through September 30, 2006:

                                                           Weighted-Average Fair
                                     Restricted Stock            Value
  ------------------------------------------------------------------------------
  Outstanding at January 1, 2006          565,380                $1.52
  ------------------------------------------------------------------------------
  Granted                                    -                     -
  ------------------------------------------------------------------------------
  Vested                                  304,170                $0.93
  ------------------------------------------------------------------------------
  Forfeited                               10,000                 $2.43
  ------------------------------------------------------------------------------
  Outstanding at September 30, 2006       251,210                $2.20
  ------------------------------------------------------------------------------

As of September 30, 2006, there was $123,375 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of
1.13 years.

NOTE 4 - STOCK TRANSACTIONS

During January 2006, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted the remaining 763 shares of Preferred Stock outstanding into 479,599 shares of common stock.

During the first nine months of 2006, the Company granted 1,550,000 options to purchase shares of common stock to its employees, directors and outside consultants at exercise prices ranging from $3.05 to $5.69 per share. 95,000 of the options vest 16 2/3% at the end of each four-month period after the issuance date. The remaining options vest 16 2/3% at the end of each four-month period commencing on the one year anniversary of the date of grant. All of the options issued expire within ten years from the grant date.

During the first nine months of 2006, 57,787 shares of the Company's common stock were cancelled in satisfaction of the income tax liability of $199,288 associated with the vesting of restricted stock.

During the first nine months of 2006, the Company issued 479,161 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.61 per common share to $3.70 per common share for total proceeds of $1,370,675.

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

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which has initially been set at $17,000,000. The borrowing base was subsequently increased to $25,000,000 during October 2006. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of September 30, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

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

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. The Company is currently in compliance with each of the covenants contained in the credit agreement.

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

NOTE 6 - ACQUISITIONS

Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from effective date. The acquisition included approximately 21 miles of 4" to 8" mainline gathering pipelines and 24 oil and gas wells. In the transaction, Gasco acquired approximately 1.6 billion cubic feet equivalent of proved reserves. The acquisition has no effect on gross acreage leasehold positions and a negligible effect on net acreage leasehold totals. The transaction closed on August 14, 2006, with an effective date of July 1, 2006.

On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation ("Brek") for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $30,000,000 based on the closing price of Gasco's stock on September 20, 2006. As a result of the acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the first quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.

Under the terms of the transaction, a wholly owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek's outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek's President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

NOTE 7 - UNPROVED OIL AND GAS PROPERTIES

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2005, by the year in which such costs were incurred.

                                             Costs Incurred During Years Ended December 31,
                          Balance     -------------------------------------------------------------------
                          12/31/05             2005              2004            2003            Prior
                         --------              ----              ----            ----            -----
Acquisition costs      $ 11,160,824          $ 283,114     $ 5,400,264         $284,653     $ 5,192,793
Exploration costs         2,162,888            791,914         219,936          667,850         483,188
                        -----------          ---------       ---------        ---------       ---------
        Total          $ 13,323,712        $ 1,075,028     $ 5,620,200        $ 952,503     $ 5,675,981
                       ============        ===========     ===========        =========     ===========

The Company's drilling activities are located primarily in the Riverbend Area of Utah, and the Company plans to drill approximately 28 to 30 gross (15 net) wells in this area during 2006. The Company also plans to drill up to three wells in Wyoming during 2006 and continues to consider several additional options for its remaining acreage in Wyoming and its acreage in California and Nevada such as the farm-out of some of its acreage and other similar type arrangements.

NOTE 8 - STATEMENT OF CASH FLOWS

During the nine months ended September 30, 2006, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $322,340.

     -    Stock based compensation of $14,550 capitalized as proved property.

     - Additions to oil and gas properties included in accrued expenses of $3,039,444.

     - Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

     - Cancellation of 57,787 shares of common stock in satisfaction of the income tax liability of $199,288 associated with the vesting of restricted stock.

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

     - Conversion of 1,492 shares of Preferred Stock into 937,825 shares of common stock.

     -    Write-off of fully depreciated furniture and fixtures of $58,652.

Cash paid for interest during the nine months ended September 30, 2006 and 2005 was $1,787,500 and $1,638,542, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2006 and 2005.


NOTE 9- CONSOLIDATING FINANCIAL STATEMENTS

On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended by a Form S-3/A that was filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC ("Guarantor Subsidiaries"). Set forth below are the condensed consolidating financial statements of Gasco, the parent, and the Guarantor Subidiaries.


                                                   Condensed Consolidating Balance Sheet
                                                          As of September 30, 2006
                                                                (Unaudited)
                                                                                          Guarantor
                                                              Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $ 19,043,564            $955,134          $     -       $ 19,998,698
  Restricted investment                                        3,575,000                   -                -          3,575,000
  Short-term investments                                      21,000,000                   -                -         21,000,000
  Accounts receivable                                                  -           7,281,774                -          7,281,774
  Inventory                                                            -           3,265,841                -          3,265,841
  Prepaid expenses                                               324,766                   -                -            324,766
                                                              ----------         -----------           --------       ----------
          Total                                               43,943,330          11,502,749                -         55,446,079
                                                              ----------          ----------           ---------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                      14,551         132,679,848                -        132,694,399
    Unproved mineral interests                                   274,540          10,473,166                -         10,747,706
  Wells in progress                                                    -           3,631,845                -          3,631,845
  Gathering assets                                                     -          11,688,160                -         11,688,160
  Facilities and equipment                                             -           7,069,119                -          7,069,119
  Furniture, fixtures and other                                  235,880                  -                 -            235,880
                                                               ---------         ------------           --------     -----------
           Total                                                 524,971         165,542,138                         166,067,109
                                                                                                            -
  Less accumulated depreciation, depletion and amortization     (87,082)        (65,838,420)                -       (65,925,502)
                                                                --------        ------------            --------    ------------
           Total                                                 437,889          99,703,718                -        100,141,607
                                                               ---------        ------------            --------     -----------
OTHER ASSETS
  Restricted investment                                        1,878,132                   -                -          1,878,132
  Deferred financing costs                                     2,501,065                  -                 -          2,501,065
  Intercompany                                               142,858,873       (142,858,873)                -                  -
                                                             -----------       -------------             -------      ----------
           Total                                             147,238,070       (142,858,873)                -          4,379,197
                                                             -----------       -------------             -------       ---------
TOTAL ASSETS                                                $191,619,289     $  (31,652,406)                -       $159,966,883
                                                            ============     ===============             -------    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $ 141,855          $2,885,587           $    -       $  3,027,442
  Revenue payable                                                      -           1,599,767                -          1,599,767
  Advances from joint interest owners                                  -           3,813,799                -          3,813,799
  Accrued interest                                             1,737,851                   -                -          1,737,851
  Accrued expenses                                               538,000           5,700,520                -          6,238,520
                                                               ---------          ----------             ------       ----------
           Total                                               2,417,706          13,999,673                -         16,417,379
                                                               ---------          ----------             ------      -----------
NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                              65,000,000                   -                -         65,000,000
   Asset retirement obligation                                         -             650,788                -            650,788
   Deferred rent expense                                          75,176                   -                -             75,176
                                                              ----------           ---------             ------       ----------
       Total                                                  65,075,176             650,788                -         65,725,964
                                                              ----------           ---------             -------      ----------
STOCKHOLDERS' EQUITY
  Common stock                                                     8,594                   -                -              8,594
  Other                                                      124,117,813        (46,302,867)                -         77,814,946
                                                             -----------        ------------             -------      ----------
           Total                                             124,126,407        (46,302,867)                -         77,823,540
                                                             -----------        ------------             -------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                   $191,619,289       $(31,652,406)           $    -      $ 159,966,883
                                                            ============       =============             =======   =============




                                                   Condensed Consolidating Balance Sheet
                                                          As of December 31, 2005
                                                                (Unaudited)
                                                                               Guarantor
                                                              Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $ 59,314,343         $3,347,025          $     -       $ 62,661,368
  Restricted investment                                        10,139,000                  -                -         10,139,000
  Short-term investments                                       15,000,000                  -                -         15,000,000
  Accounts receivable                                                   -          4,907,192                -          4,907,192
  Inventory                                                             -          1,182,982                -          1,182,982
  Prepaid expenses                                                645,229                325                -            645,554
                                                               ----------          ---------             --------     ----------
          Total                                                85,098,572          9,437,524                -         94,536,096
                                                               ----------          ---------             ---------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                            -         83,972,300                -         83,972,300
    Unproved mineral interests                                    274,540         13,049,172                -         13,323,712
    Gathering assets                                                    -          4,831,050                -          4,831,050
    Equipment                                                           -          5,148,388                -          5,148,388
  Furniture, fixtures and other                                   175,607                  -                -            175,607
                                                               ----------        -----------             -------     -----------
           Total                                                  450,147        107,000,910                -        107,451,057
  Less accumulated depreciation, depletion and amortization      (46,064)        (6,940,598)                -        (6,986,662)
                                                               ----------        -----------             --------    -----------
           Total                                                  404,083        100,060,312                -        100,464,395
                                                               ----------        -----------             --------    -----------
OTHER ASSETS
  Restricted investment                                         3,565,020                  -                -          3,565,020
  Deferred financing costs                                      2,634,461                                              2,634,461
  Intercompany                                                103,081,444      (103,081,444)                -                  -
                                                              -----------      -------------              ------      ----------
           Total                                              109,280,925      (103,081,444)                -          6,199,481
                                                              -----------      -------------              ------       ---------
TOTAL ASSETS                                                $ 194,783,580       $  6,416,392            $   -       $201,199,972
                                                            =============       ============             =======    ============
                                                                                                            -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $ 661,307          $ 246,465           $    -         $  907,772
  Revenue payable                                                       -          1,658,141                -          1,658,141
  Advances from joint interest owners                                   -          2,476,080                -          2,476,080
  Accrued interest                                                844,098                  -                -            844,098
  Accrued expenses                                                507,066          2,063,981                -          2,571,047
                                                                ---------          ---------             ------       ----------
           Total                                                2,012,471          6,444,667                -          8,457,138
                                                                ---------          ---------             ------        ---------
NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                               65,000,000                  -                -         65,000,000
   Asset retirement obligation                                          -            223,947                -            223,947
   Deferred rent expense                                           78,727                  -                -             78,727
                                                               ----------           --------              -------     ----------
       Total                                                   65,078,727            223,947                -         65,302,674
                                                               ----------           --------              -------     ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                                  1                  -                -                  1
  Common stock                                                      8,504                  -                -              8,504
  Other                                                       127,683,877          (252,222)                -        127,431,655
                                                              -----------          ---------             -------     -----------
           Total                                              127,692,382          (252,222)                -        127,440,160
                                                              -----------          ---------            --------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                    $194,783,580        $ 6,416,392           $    -      $ 201,199,972
                                                             ============        ===========             ======    =============







                                                  Consolidating Statements of Operations
                                                               (Unaudited)

For the Three Months Ended September 30, 2006                            Guarantor
                                                        Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil, gas and liquids                                $      -         $ 4,900,539          $     -       $ 4,900,539
  Gathering                                                  -             977,622          (466,262)         511,360
  Interest income                                      646,162                 672                -           646,834
                                                       --------          ---------         ----------       ---------
          Total                                        646,162           5,878,833          (466,262)       6,058,733
                                                       --------          ---------         -----------      ---------
OPERATING EXPENSES
  Lease operating                                            -           1,215,476          (466,262)         749,214
  Gathering operations                                       -           1,065,658                -         1,065,658
  Depletion, depreciation and amortization              46,863           2,159,465                -         2,206,328
  General and administrative                         1,768,788                   -                -         1,768,788
  Interest expense                                   1,055,504                   -                          1,055,504
                                                     ----------          ---------          ---------       ---------
           Total                                     2,871,155           4,440,599          (466,262)       6,845,492
                                                     ----------          ----------         ---------       ---------
NET INCOME (LOSS)                                   (2,224,993)          1,438,234                -         (786,759)
Preferred stock dividends                                   -                    -                -                -
                                                    -----------          ----------         ---------       ---------
NET (INCOME) LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                             $ (2,224,993)          $1,438,234           $    -       $ (786,759)
                                                  =============          ==========           ======       ===========

For the Three Months Ended September 30, 2005                           Guarantor
                                                       Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                        $    -              $ 3,960,498      $       -         $ 3,960,498
  Gathering                                                    -             780,872        (309,394)           471,478
  Interest income                                        264,721                  30                            264,751
                                                         -------          ----------        ----------       ----------
          Total                                          264,721           4,741,400        (309,394)         4,696,727
                                                         -------           ----------       ----------        ----------
OPERATING EXPENSES
  Lease operating                                              -             545,807        (309,394)           236,413
  Gathering operations                                         -             267,792                -           267,792
  Depletion, depreciation and amortization                11,566           1,199,984                -         1,211,550
  General and administrative                           1,323,376                   -                -         1,323,376
  Interest expense                                     1,008,293                   -                -         1,008,293
                                                       ---------           ---------        ----------        ---------
           Total                                       2,343,235           2,013,583        (309,394)         4,047,424
                                                       ---------           ---------        ----------        ---------
NET INCOME (LOSS)                                    (2,078,514)           2,727,817                -           649,303
Preferred stock dividends                                (6,212)                   -                -           (6,212)
                                                      ----------           ----------       ----------        ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                               $ (2,084,726)          $2,727,817      $    -            $ 643,091
                                                     =============          ==========       =========        =========




                                                  Consolidating Statements of Operations
                                                               (Unaudited)

For the Nine Months Ended September 30, 2006                                             Guarantor
                                                    Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil, gas and liquids                               $     -          $15,440,288      $                $ 15,440,288
  Gathering                                                 -           2,885,057      (1,521,302)         1,363,755
  Interest income                                     2,297,814               726               -          2,298,540
                                                      ---------        ----------       ----------        ----------
          Total                                       2,297,814        18,326,071      (1,521,302)        19,102,583
                                                      ---------        ----------      -----------        ------------
OPERATING EXPENSES
  Lease operating                                             -           3,667,280      (1,521,302)         2,145,978
  Gathering operations                                        -           1,825,034                -         1,825,034
  Depletion, depreciation and amortization               88,433           7,887,968                -         7,976,401
  Impairment                                                  -          51,000,000                -        51,000,000
  General and administrative                          7,041,831                   -                -         7,041,831
  Interest expense                                    3,113,338                   -                -         3,113,338
                                                      ---------          ----------      -----------        ----------
           Total                                     10,243,602          64,380,282      (1,521,302)        73,102,582
                                                     ----------          ----------      -----------        ----------
NET LOSS                                            (7,945,788)        (46,054,211)                -      (53,999,999)
Preferred stock dividends                               (1,393)                  -                 -           (1,393)
                                                     ----------         -----------      -----------       -----------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                             $ (7,947,181)       $(46,054,211)  $             -    $ (54,001,392)
                                                  =============       =============  ===============    ==============

For the Nine Months Ended September 30, 2005                         Guarantor
                                                    Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                      $     -            $ 6,623,891        $     -           $ 6,623,891
  Gathering                                              -              1,354,182        (426,807)             927,375
  Interest income                                     979,617                  91                              979,708
                                                      -------          ----------        ---------         -----------
          Total                                       979,617           7,978,164        (426,807)           8,530,974
                                                      -------          ----------       ----------         -----------
OPERATING EXPENSES
  Lease operating                                           -           1,024,922        (426,807)             598,115
  Gathering                                                 -             684,320                -             684,320
  Depletion, depreciation and amortization             37,705           2,313,551                -           2,351,256
  General and administrative                        3,895,366              26,731                -           3,922,097
  Interest expense                                  3,024,878                  -                 -           3,024,878
                                                    ---------          ----------         --------           ---------
           Total                                    6,957,949           4,049,524        (426,807)          10,580,666
                                                    ---------          ----------        ---------          ----------
NET INCOME (LOSS)                                  (5,978,332)          3,928,640                -         (2,049,692)
Preferred stock dividends                             (27,433)                 -                 -            (27,433)
                                                    ----------          ---------         --------          ----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                             $ (6,005,765)          $3,928,640     $        -       $  (2,077,125)
                                                  =============          ==========     ===========       =============




                                                 Consolidating Statements of Cash Flows
                                                               (Unaudited)

For the Nine Months Ended September 30, 2006                                    Guarantor
                                                              Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                         $ (3,810,792)        $12,940,992       $      -        $9,130,200

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                     (62,866)                  -               -          (62,866)
  Cash paid for acquisitions, development and exploration                -       (55,109,912)               -      (55,109,912)
  Investment in sale of short-term investments                 (6,000,000)                  -               -       (6,000,000)
  Cash designated as restricted                                  (100,612)                  -               -         (100,612)
  Cash undesignated as restricted                                8,351,500                  -                         8,351,500
                                                                ----------       ------------         ---------     -----------
        Net cash provided by (used in) investing activities      2,188,022       (55,109,912)               -      (52,921,890)
                                                                 ---------       ------------          --------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                              (1,393)                  -               -           (1,393)
  Exercise of options to purchase common stock                   1,370,675                  -               -         1,370,675
  Cash paid for debt issuance costs                              (240,262)                                            (240,262)
  Intercompany                                                (39,777,029)         39,777,029               -                -
                                                              ------------         ----------          -------        ---------
        Net cash provided by (used in) financing activities   (38,648,009)         39,777,029               -         1,129,020
                                                              ------------         ----------          -------        ---------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                               (40,270,779)        (2,391,891)               -      (42,662,670)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                         59,314,343          3,347,025               -        62,661,368
                                                                ----------         ----------            -------    -----------
    END OF PERIOD                                             $ 19,043,564           $955,134        $      -       $19,998,698
                                                              ============        ===========          =========    ===========

For the Nine Months Ended September 30, 2005                                    Guarantor
                                                              Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS USED IN OPERATING ACTIVITIES                      $ (30,687,565)        $32,857,888     $       -         $2,170,323

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                     (85,388)                  -               -          (85,388)
  Cash paid for acquisitions, development and exploration                -        (35,356,065)              -      (35,356,065)
  Proceeds from property sales                                           -            828,102               -           828,102
  Proceeds from sale of short-term investments                  17,000,000                  -               -        17,000,000
  Cash designated as restricted                                  (208,331)                  -               -         (208,331)
  Cash undesignated as restricted                                1,638,542                  -               -         1,638,542
                                                               -----------        ------------      ---------      ------------
      Net cash provided by (used in) investing activities       18,344,823        (34,527,963)              -       (16,183,140)
                                                               -----------        -----------       ---------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                             (21,501)                  -               -          (21,501)
  Intercompany                                                     968,239                  -               -           968,239
                                                                ----------        ------------      ----------       ----------
  Net cash provided by financing activities                        946,738                  -               -           946,738
                                                                ----------        ------------      ---------        ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                (11,396,004)        (1,670,075)             -        (13,066,079)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                         23,357,073          2,360,008             -          25,717,081
                                                                ----------          ---------       -----------      ----------
    END OF PERIOD                                             $ 11,961,069          $ 689,933       $     -         $12,651,002
                                                              ============          =========        ==========     ===========
                                                                                                            -

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. Our realized gas prices during the first nine months were lower than those realized during the year ended December 31, 2005 due primarily to higher inventory levels of gas storage, milder temperatures during the past winter and changing demand in the United States. Our realized oil prices have remained relatively stable during 2005 and the first nine months of 2006. We continue to experience higher drilling and operating costs resulting from increased fuel and steel costs and from increased drilling activity in this area.

Recent Developments

During the nine months ended September 30, 2006, the Company spudded 22 gross wells (approximately 13.4 net wells) and reached total depth on 20 gross wells (approximately 11.7 net wells) in the Riverbend area. We also conducted initial completion operations on 15 wells (8.9 net wells) and re-entered 14 wells (7.3 net wells) to complete pay zones that were behind pipe. As of September 30, 2006, we operated 72 gross wells with five additional wells awaiting completion activities. We currently have four drilling rigs operating in the Uinta Basin Riverbend project, having taken delivery of our fourth rig in August 2006.

Gasco entered into a farmout agreement with an industry partner that will drill to earn acreage in our Daniel Anticline Prospect in Wyoming. Under the terms of the farmout agreement, we will pay 25% of the well costs and will earn 25 % of the first well which is planned to be a Hilliard Shale test. In subsequent wells, we will receive a 25% carried working interest and will pay 25% of the well costs until the cumulative carry is $10,000,000 to Gasco. The agreement allows our industry partner to earn 50% of our Daniel Anticline Prospect to all depths. We will retain operations of the wells in the project. We have also established an area of mutual interest (AMI) covering this prospect. The AMI will allow both parties to jointly test the productive potential in the core area and to later implement a plan of development. Gasco and its partner are currently drilling the first well in this area which is permitted to a proposed total depth of 16,500 feet, with a total cost estimate to drill and complete of $8,000,000 ($2,000,000 net to Gasco).

Gasco is also currently drilling a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in two formations to a revised proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet, and the rig has been released and drilling operations have been suspended due to winter lease stipulations. Drilling operations on this well are expected to resume in July 2007. The costs to drill and complete this well are estimated to be approximately $5,500,000 and Gasco has a 100% working interest.

During the nine months ended September 30, 2006 approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming were reclassified to proved property.

We utilize the full cost method of accounting, under which capitalized oil and gas property costs less accumulated depletion, net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. This impairment is recorded as non-cash expense and is not permitted to be reversed in future periods in the event that oil and gas prices subsequently increase resulting in a higher ceiling. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

As of September 30, 2006, based on oil and gas prices of $52.41 per barrel and $3.05 per mcf, the full cost pool would have exceeded the above described ceiling by $33,000,000. However, subsequent to the quarter end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at September 30, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from effective date. The gathering assets and properties are located entirely within Gasco's existing Riverbend leasehold allowing the Company to further capitalize on economies of scale and operating efficiencies. The transaction closed on August 14, 2006, with an effective date of July 1, 2006.

The Company assigned a value of approximately $2,500,000 to the gathering assets, which include 21 miles of 4" to 8" mainline gathering pipelines. The acquired gathering assets should provide more timely and cost-effective tie-in of the existing Wilkin Ridge and West Desert systems to Gasco's Riverbend gas processing facility. Gasco now controls over 80 miles of mainline gathering and a 50 MMcf/d gas processing facility in the Riverbend Project.

Gasco previously announced an $80 million 2006 capital budget that included $5.0 million to connect its Wilkin Ridge and West Desert gathering systems to its Riverbend gas processing plant. The gathering lines acquired in this transaction may be tied into these systems at an estimated cost of $1.5 million, allowing the company to potentially realize a savings of $1.0 million versus amounts previously budgeted.

Also included in the acquisition are 24 oil and gas wells producing 400 thousand cubic feet equivalent per day (Mcfe/d) gross (320 Mcfe/d net). In the transaction, Gasco acquired approximately 1.6 billion cubic feet equivalent of proved reserves. The acquisition has no effect on gross acreage leasehold positions and a negligible effect on net acreage leasehold totals.

A number of the wells are producing oil and associated gas from the shallow Green River Formation. Some of the existing well pads will lend themselves to also be used as locations for deeper Spring Canyon (Blackhawk) wells which should yield savings on building a new drilling pad and access road of $50,000 to $100,000 per location.

On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation ("Brek") for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $30,000,000 based on the closing price of Gasco's stock on September 20, 2006. As a result of the acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the first quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.

Under the terms of the transaction, a wholly owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek's outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek's President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

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

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which has initially been set at $17,000,000. The borrowing base was subsequently increased to $25,000,000 during October 2006. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of September 30, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

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

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of September 30, 2006, we were in compliance with each of the covenants contained in the Credit Facility.

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

Oil and Gas Production Summary

The following table presents the Company's production and price information during the three and nine months ended September 30, 2006 and 2005. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                             For the Three Months Ended      For the Nine Months
                                   September 30,             Ended September 30,
                                 2006          2005         2006            2005
                             ------------ -----------    -----------   ---------

Natural gas production (Mcf)     912,776     473,220       2,622,071    898,478
Average sales price per Mcf        $5.00       $8.02          $ 5.56     $ 6.98

Oil production (Bbl)               5,677       2,672          14,754      6,346
Average sales price per Bbl       $59.36      $62.40         $ 58.74    $ 55.93

Production (Mcfe)                946,838     489,252       2,710,595    936,554


During the three and nine months ended September 30, 2006, the Company's oil and gas production increased by approximately 94% and 189% primarily due to the Company's drilling projects, completions, and recompletions that took place during 2005 and 2006. The increased production was partially offset by normal production declines from wells drilled during earlier periods.

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the nine months ended September 30, 2006 and 2005.

                                               For the Nine Months Ended
                                                     September 30,
                                          --------------------------------------
                                                  2006                 2005
                                                  ----                 ----

Net cash provided by operations             $ 9,130,200            $ 2,170,323
Net cash used in investing activities      (52,921,890)           (16,183,140)
Net cash provided by financing activities     1,129,020                946,738
Net decrease in cash                       (42,662,670)           (13,066,079)

The increase in cash provided by operations from 2005 to 2006 is primarily due to an 192% increase in oil and gas production and a 5% increase in oil prices, partially offset by a 21% decrease in gas prices. The production increase is due to the Company's drilling activity during 2005 and 2006. As of September 30, 2006 we had 72 wells on production versus 35 wells at Septmber 30, 2005.

The Company's investing activities during the nine months ended September 30, 2006 and 2005 related primarily to the Company's development and exploration activities. The 2006 activity also included investments in short-term investments of $6,000,000. The 2005 investing activities were partially offset by sales proceeds of $828,102 and proceeds from the Company's sale of short-term investments of $17,000,000. The remaining investing activity during 2006 and 2005 consisted of changes in our restricted investments.

The financing activity during 2006 includes the exercise of 479,161 options to purchase Gasco common stock for proceeds of $1,370,675 partially offset by the payment of cash for debt issuance costs of $240,262 and the payment of preferred dividends of $1,393. The financing activity during 2005 included the proceeds of $968,239 from the exercise of 533,240 options to purchase common stock and the payment of preferred dividends of $21,501.

Capital Budget

The Board of Directors of Gasco initially approved a budget of $80 million for our 2006 capital expenditure program. The program was expected to primarily cover the drilling and completion of approximately 32 gross wells (15 net wells) in our Riverbend Project and the drilling and completion of up to three wells in Wyoming. The budget also included $5 million in expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations. As discussed above, Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from the effective date of the acquisition. The gathering lines acquired in this transaction may be tied into these systems at an estimated cost of $1.5 million, allowing the company to potentially realize a savings of $1.0 million versus amounts previously budgeted.

The budget will be funded primarily from cash on hand, cash from operating activities and borrowings under our credit facility.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of September 30, 2006.


                                                                         Payments due by Period
Contractual Obligations                           Total            1 year         2-3 years       4-5 years      After 5 years
Convertible Notes
    Principal                                   $65,000,000     $        -       $         -     $         -      $ 65,000,000
    Interest                                     17,924,653       3,575,000        7,150,000       7,150,000            49,653
Drilling Rig Contracts *                         36,517,125      24,108,125       12,409,000               -                 -
Operating Lease - office space                      518,838         132,128          285,836         100,874                 -
Employment Contracts                                156,667         156,667                -               -                 -
Consulting Agreements                                76,000          76,000                -               -                 -
                                                -----------      ----------      -----------      ----------        ----------
Total Contractual Cash
  Obligations                                  $120,193,283     $28,047,920      $19,844,836      $7,250,874       $65,049.653
                                               ============     ===========      ===========      ==========       ===========

     * The three year drilling contract for the new-build rig contains a provision that permits the Company to terminate the contract for $12,000 per day for the number days remaining in the original contract.

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

As of September 30, 2006, based on oil and gas prices of $52.41 per barrel and $3.05 per mcf, the full cost pool would have exceeded the above described ceiling by $33,000,000. However, subsequent to the quarter end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at September 30, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

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

         Impairment of Long-lived Assets

The cost of the Company's unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. These properties are reviewed periodically for possible impairment. During the nine months ended September 30, 2006, approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.

Results of Operations

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company's sales of natural gas for the periods indicated. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

                                             For the Three                    For the Nine
                                              Months Ended                    Months Ended
                                              September 30,                  September 30,
                                           2006            2005            2006            2005

      Natural gas production (Mcf)        912,776         473,220        2,622,071        898,478
      Average sales price per Mcf          $ 5.00          $ 8.02            $5.56          $6.98
      Oil production (Bbl)                  5,677           2,672           14,754          6,346
      Average sales price per Bbl         $ 59.36         $ 64.20          $ 58.74        $ 55.93
      Production (Mcfe)                   946,838         489,252        2,710,595        936,554
      Expenses per Mcfe:
         Lease operating                   $ 0.79          $ 0.48         $   0.79         $ 0.64
         Depletion and impairment          $ 2.33          $ 2.47          $ 21.76         $ 2.51

The Third Quarter of 2006 compared to the Third Quarter of 2005

The increase in oil and gas revenue of $940,041 during the third quarter of 2006 compared with the third quarter of 2005 is comprised of an increase in oil and gas production of 3,005 bbls and 439,556 Mcf partially offset by a decrease in the average oil price of $4.84 per bbl and a decrease in the average gas price of $3.02 per Mcf during 2006. The $940,041 increase in oil and gas revenue during the third quarter of 2006 represents an increase of $2,384,609 related to the production increase combined with a decrease of $1,444,568 related to the oil and gas price decline. The production increase is due to the Company's drilling, completion and recompletion activity during 2005 and through the first nine months of 2006 and is partially offset by normal production declines on all wells.

Gathering income and expense represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004 and 2005.The gathering income increased by $39,882 during the third quarter of 2006 as compared with the third quarter of 2005 due to the increased production resulting from the Company's drilling activity in this area. Approximately $203,719 of the $797,866 increase in gathering expense is due to the installation of additional compression to the system. The remaining increase in gathering expense of $594,147 is the result of the Company's decision to revise its methodology for calculating charges related to compressor fuel. The additional expense resulting from this change represents amounts that will be refunded to the outside working interest and royalty owners in the Company's producing wells.

Interest income increased $382,083 during the third quarter of 2006 compared with the third quarter of 2005 primarily due to higher interest rates and higher average cash and cash equivalent and short-term investment balances during 2006 relating primarily to the net proceeds of approximately $79,000,000 from the Company's common stock offering during November 2005.

Lease operating expense increased $512,801 during the third quarter of 2006 compared with the third quarter of 2005. The increase is primarily due to the increase in the number of producing wells from 35 wells at September 30, 2005 to 72 wells at September 30, 2006 as well as increased water hauling and disposal costs. Additionally lease operating expense during the third quarter of 2006 includes approximately $100,000 of costs related to workovers performed on five of our wells in the Riverbend area in order to restore efficient operating conditions on these wells.

Depletion, depreciation and amortization expense during the third quarter of 2006 is comprised of depletion expense related to the Company's oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $994,778 is due primarily to the increase in oil and gas production and related capital costs resulting from the Company's increased drilling and completion activity discussed above, partially offset by the $51,000,000 reduction in the full cost pool due to the impairment recorded during the second quarter of 2006.

General and administrative expense increased by $445,412 during the third quarter of 2006 as compared with the third quarter of 2005. The increase is primarily due to an increase in stock based compensation expense of $923,000 due to the adoption of SFAS 123(R) on January 1, 2006 as further discussed in Note 3 of the accompanying financial statements, partially offset by the capitalization of certain drilling and completion overhead related to specific projects during the third quarter of 2006.

Interest expense during 2006 and 2005 consists of interest expense related to the Company's outstanding Convertible Senior Notes which were issued on October 20, 2004.

The First Nine Months of 2006 Compared to the First Nine Months of 2005

The comparisons for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 are consistent with those discussed in the third quarter of 2006 compared to the third quarter of 2005 except as discussed below:

The increase in oil and gas revenue of $8,816,397 during the first nine months of 2006 compared with the first nine months of 2005 is comprised of an increase in oil and gas production of 8,408 bbls and 1,723,593 Mcf combined with an increase in the average oil price of $2.81 per bbl partially offset by a decrease in the average gas price of $1.42 per Mcf during 2006. The $8,816,397 increase in oil and gas revenue during the first nine months of 2006 represents an increase of $10,073,993 related to the production increase and a decrease of $1,257,596 related to the decrease in oil and gas prices. The production increase is due to the Company's drilling, completion and recompletion activity during 2005 and through the first nine months of 2006 and is partially offset by normal production declines on all wells.

Impairment expense during the nine months ended September 30, 2006 represents the impairment recorded as of June 30, 2006 because the present value of Gasco's future net revenue discounted at 10% exceeded the Company's full cost pool based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

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

ITEM 4 - CONTROLS AND PROCEDURES


Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

Item 1 -      Legal Proceedings

              None.

Item 1A -     Risk Factors

              Information about material risks related to the Company's business, financial condition and results of operations for the nine months ended September 30, 2006, does not materially differ from that set out in Part I, Item 1A of the Company's Annual Report on 10-K for the year ended December 31, 2005.

Item 2 -      Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of our common stock during the three months ended September 30, 2006:

                                                                                    Total Number of         Maximum Number
                                                    Total                          Shares Purchased       of Shares That May
                                                    Number          Average       as Part of Publicly      Yet Be Purchased
Period                                            of Shares       Price Paid        Announced Plans         Under the Plans
                                                 Purchased(a)    Per Share(a)         or Programs             or Programs
                                                --------------- -------------------------------------------------------------
July 1, 2006 through July 31, 2006                 22,061         $   3.85                  --                   --
August 1, 2006 through August 31, 2006             35,726             3.00                  --                   --
                                                   ------
      Total                                        57,787         $   3.32                  --                   --
                                                =============== =============       =============             ==============

                                                          [GRAPHIC OMITTED]
(a) Represents the surrender to the Company of 57,787 shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock.

Working capital restrictions and other limitations upon the payment of dividends are reported in Note 5 of the accompanying financial statements.

Item 3 -      Defaults Upon Senior Securities

              None.

Item 4 -      Submission of Matters to a Vote of Security Holders

              None.

Item 5 -      Other Information

              None.

Item 6 -     Exhibits

         Exhibit Number                 Exhibit

          2.1 Agreement and Plan of Merger, dated as of September 20, 2006, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21,
               2006).

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

          4.8 Voting Agreement, dated September 20, 2006, by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawn Malone (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 21, 2006).

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


                                         GASCO ENERGY, INC.



Date:  November 7, 2006               By:  /s/ W. King Grant
                                           ------------------
                                         W. King Grant, Executive Vice President
                                         Chief Financial Officer

                                      By: /s/ Peggy A. Herald
                                         ---------------------
                                        Peggy A. Herald, Chief Accouting Officer
                                        and Controller