Form 10-K
period 2006-12-31
GASCO ENERGY INC
filed 2007-02-28
CIK 1086319

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the fiscal Year Ended December 31, 2006

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

Large accelerated filer __     Accelerated filer X      Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X -

As of June 30, 2006, approximately 78,766,808 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $341,847,947 based on a closing price of $4.34 per share, which was the closing price per share on June 30, 2006. As of February 27, 2007, 86,100,015 shares of Common Stock, par value $0.0001 per share were outstanding.

                      Documents incorporated by reference:

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2007 annual meeting of stockholders to be filed within 120 days after December 31, 2006.

                                Table of Contents

                                     Part I

Item 1.  Business..............................................................2
           Business of Gasco...................................................2
           History.............................................................2
           Acquisition, Exploration and Development Expenses.................. 3
           Principal Products or Services and Markets......................... 4
           Competitive Business Conditions, Competitive Position in the
              Industry and Methods of Competition..............................4
           Governmental Regulations and Environmental Laws.....................5
           Number of Total Employees and Number of Full-Time Employees.........7
           Available Information...............................................7
           Cautionary Statement Regarding Forward-Looking Statements...........7

Item 1 A.Risk Factors..........................................................9

Item 1 B.Unresolved Staff Comments............................................21

Item 2.  Properties...........................................................22
          Petroleum and Natural Gas Properties................................22
          Company Reserve Estimates...........................................25
          Volumes, Prices and Operating Expenses..............................26
          Development, Exploration and Acquisition Capital Expenditures.......26
          Productive Gas Wells................................................27
          Oil and Gas Acreage.................................................27
          Drilling Activity...................................................28
          Office Space........................................................29

Item 3.  Legal Proceedings....................................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................29

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities..............................30
           Securities Transactions............................................30

Item 6.  Selected Financial Data..............................................31

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.....................................................31
          Forward Looking Statements..........................................31
          Overview............................................................31
          Recent Developments.................................................32
          Liquidity and Capital Resources.....................................37
          Capital Budget......................................................38
          Schedule of Contractual Obligations.................................39
          Critical Accounting Policies and Estimates..........................39

          Results of Operations...............................................42
          Recent Accounting Pronouncements....................................45

Item 7A.Quantitative and Qualitative Disclosures about Market Risk............47

Item 8. Financial Statements and Supplementary Data...........................48

Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................91

Item 9A.Controls and Procedures...............................................91

Item 9B.Other Information.....................................................94

                           Part III

Item 10.Directors, Executive Officers and Corporate Governance................94

Item 11.Executive Compensation................................................94

Item 12.Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters........................................95

Item 13.Certain Relationships and Related Transactions and Director
           Independence.......................................................95

Item 14.Principal Accounting Fees and Services................................95

Item 15.Exhibits, Financial Statement Schedules...............................95

PART I

ITEM 1 - BUSINESS

Business of Gasco

Gasco Energy, Inc. ("Gasco," "the Company," "we," "our" or "us") was incorporated under the laws of the State of Nevada on April 21, 1997 and operated as a "shell" company until December 31, 1999. Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations. As of December 31, 2006, we held interests in 256,429 gross acres (121,440 net acres) located in Utah, Wyoming, California and Nevada. As of December 31, 2006, we held an interest in 81 gross producing wells (50.8 wells, net to our interest) and 16 shut-in wells (15.4 net) located on these properties.

During 2006 we spudded 30 gross wells (18.5 net) and reached total depth on 29 gross wells (18.0 net) in the Riverbend Project. Initial completion operations were conducted on 26 wells (16.5 net) and 16 well bores (8.0 net) were re-entered to complete behind-pipe pay. During 2006, we also spudded two wells in Gasco's Wyoming projects. As of December 31, 2006, Gasco operated 77 gross wells with two additional wells awaiting completion activities. All 77 gross wells are currently producing. Currently, we are operating three drilling rigs in the Riverbend Project and expect delivery of a fourth rig at the end of March 2007.

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

Acquisition, Exploration and Development Expenses

During the years ended December 31, 2006 and 2005, the Company spent $87,270,883 and $50,069,968, respectively for acquisitions, development and exploration activities. During 2006, the Company completed a property acquisition of approximately 21 miles of mainline gathering pipelines and working interests in 24 oil and gas wells in the Uinta Basin of Utah for $4,875,000, which is included in the total expenditures for 2006.

On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation ("Brek") for equity consideration of 11,000,000 shares of common stock of the Company valued at approximately $30,000,000 based on the closing price of Gasco's stock on September 20, 2006. As a result of this acquisition ("Brek Acquisition"), Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.

Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek's outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek's President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

Principal Products or Services and Markets

Gasco focuses its exploitation activities on locating natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline and marketing companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company's sales have been to a few customers. During the years ended December 31, 2006, 2005 and 2004, over 90% of our production was sold to one customer, ConocoPhillips. However, Gasco does not believe that the loss of a single purchaser, including ConocoPhillips, would materially affect the Company's business because there are numerous other potential purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2006, 2005 and 2004, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

                                                           Percent of Production Purchased
                                                          For the Years Ended December 31,
                                               --------------------------------------------------------
                                                      2006               2005               2004
                                                      ----               ----               ----

   ConocoPhillips                                     94%                 96%               93%
   Revenues associated with these purchases    $19,777,000         $13,506,000        $2,905,000

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company's natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, Gasco competes with a number of other companies operating in its areas of interest, including large oil and gas companies and other independent operators with greater financial and other resources. Management does not believe that Gasco's competitive position in the petroleum and natural gas industry will be significant.

Management anticipates a competitive market for hiring field and technical personnel and obtaining drilling rigs and services. The current high level of drilling activity in Gasco's areas of exploration may have a significant adverse impact on the timing and profitability of Gasco's operations. In addition, as discussed under "Item 1A - Risk Factors," Gasco is required to obtain drilling and right of way permits for its wells, and there is no assurance that such permits will be available timely or at all.

The prices of the Company's products are controlled by domestic and world markets. However, competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Gasco, and ventures in which it participates, are relatively small compared to other petroleum and natural gas exploration companies. As a result, we may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of the oil or natural gas we produce.

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

In response to increasing levels of concern that emissions of certain gases, including carbon dioxide resulting from combustion of hydrocarbons, may be contributing to warming of the Earth's atmosphere, many foreign nations have agreed to limit emissions of these gases, generally referred to as "greenhouse gases," pursuant to the United Nations Framework Convention on Climate Change, also known as the "Kyoto Protocol". Although the United States is not participating in the Kyoto Protocol, the Congress is considering numerous proposals for climate control legislation, including bills that could restrict greenhouse gas emissions. In addition, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate control legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in the United States could adversely affect our operations and the demand for our products.

Under the National Environmental Policy Act ("NEPA"), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement, also known as an "EIS," before issuing a permit that may significantly affect the quality of the environment. We are currently working with the U.S. Bureau of Land Management or "BLM" regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. We expect that the EIS will take approximately 18 to 24 months to complete, at an estimated cost to us of about $500,000. Until the EIS is completed and issued by the BLM, we will be limited in the number of oil and gas wells that we can drill in the areas undergoing EIS review. To add further assurance that we will not experience a significant curtailment, we signed a Memorandum of Understanding with the BLM during the first half of 2005 that allows us to continue drilling while the EIS is being completed. While we do not expect that the EIS process will result in a significant curtailment in future oil and gas production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

Number of Total Employees and Number of Full-Time Employees

As of February 27, 2007, Gasco had 21 full-time employees.

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

              CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Some of the information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Private Securities Litigation Reform Act of 1995. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe" or "continue" or the negative thereof or similar terminology. They include statements regarding our:

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

          o    cash flow and anticipated liquidity;

          o    future operating results;

          o    marketing of oil and natural gas;

          o    competition and regulation; and

          o    plans, objectives and expectations.

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

          o    delays in obtaining drilling permits;

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

          o    availability and cost of services, material and equipment;

          o    our ability to find and retain skilled personnel;

          o    the lack of liquidity of our common stock; and

          o our ability to eliminate any material weaknesses in our internal controls over financial reporting.

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

We have incurred losses since our inception and may continue to incur losses in the future.

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

During the years ended December 31, 2006, 2005 and 2004, we incurred a net loss of $55,817,767, $37,635 and $4,205,830, respectively. As of December 31, 2006, we had an accumulated deficit of $85,352,993. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock or our ability to raise additional capital. Any of these circumstances could have a material adverse effect on our financial condition and results of operations.

The volatility of natural gas and oil prices could have a material adverse effect on our business.

Our revenue, profitability and cash flow depend upon the prices and demand for natural gas and oil. Moreover, changes in natural gas and oil prices have a significant impact on the value of our reserves. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices for natural gas and oil may fluctuate widely in response to a variety of additional factors that are beyond our control, such as:

     o  changes in global supply and demand for natural gas and oil;

     o  commodity processing, gathering and transportation availability;

     o  domestic and global political and economic conditions;

     o the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     o  weather conditions, including hurricanes;

     o  technological advances affecting energy consumption;

     o  domestic and foreign governmental regulations; and

     o  the price and availability of alternative fuels.

Lower natural gas and oil prices may not only decrease our revenue on a per share basis, but also may reduce the amount of natural gas and oil that we can produce economically. This reduction may result in our having to make substantial downward adjustments to our estimated proved reserves.

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

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices would materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

Pipeline constraints may limit our ability to sell our gas production and may negatively affect the price at which we sell our gas.

Gasco's production is transported through a single intrastate pipeline and therefore any constraints on the capacity of this pipeline could adversely affect our ability to sell our production. Additionally, many pipelines, particularly those connecting to higher - priced eastern markets, are operating at or near capacity. Management believes that this situation could continue, at least, into early 2008. In certain circumstances this may limit our ability to sell any, or all, of our natural gas production in a given period. As producers vie one with another to sell their gas, this situation may also serve to reduce the price at which we are able to sell the gas that does flow. A reduction in the amount of natural gas that we can sell or the price at which such natural gas can be sold could materially adversely affect our financial position and results of operation.

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

The estimated proved reserve information as of December 31, 2006, included herein is based on estimates prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells had been producing less than six years as of December 31, 2006, their production history was relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine our estimates of proved reserves. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data. These adjustments could result in downward revisions of our reserve estimates.

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

Future changes in commodity prices or our estimates and operational developments may result in impairment charges.

We may be required to write down the carrying value of our gas and oil properties when gas and oil prices are low or if there is substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.

We follow the full cost method of accounting, under which, capitalized gas and oil property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas and oil reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value, if lower of unproved properties.

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

The development of oil and gas properties involves substantial risks that may materially and adversely affect us.

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

If we experience any one or more of these risks, our business, financial condition and results of operations could be materially and adversely affected.

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

We will require significant additional capital to fund our future activities and to service current and any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for our oil and gas exploration and production activities and our obligations under various agreements with third parties relating to exploration and development of certain prospects. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could materially and adversely affect our business, financial condition and results of operations.

Delays in obtaining drilling permits could have a materially adverse effect on our ability to develop our properties in a timely manner.

The average processing time at the Bureau of Land Management in Vernal, Utah for an application to drill on federal leases has been increasing and currently is approximately 14 months. Approximately 82% of our gross acreage in Utah is located on federal leases. If we are delayed in procuring sufficient drilling permits for our federal properties, we will shift more of our drilling in Utah to our state leases, the permits for which require an average processing time of approximately two months. While such a shift in resources would not necessarily affect the rate of growth of our cash flow, it would result in a slower growth rate of our total proved reserves, because a higher percentage of the wells drilled on the state leases will be drilled on leases to which proved undeveloped reserves my already have been attributed.

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

Our natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators with greater financial and other resources. We do not believe that our competitive position in the petroleum and natural gas industry is significant.

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

Insurance against every operational risk is not available at economic rates. We may suffer losses from uninsurable hazards or from hazards, which we or the operator have chosen not to insure against because of high premium costs or other reasons. We may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our business, financial condition and results of operations.

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

If there are any title defects in the properties in which we hold an interest, we may suffer a monetary loss, including as a result of performing any necessary curative work prior to the drilling of a petroleum and natural gas well.

Our ability to market the oil and gas that we produce is essential to our business.

Several factors beyond our control may adversely affect our ability to market the oil and gas that we discover. These factors include the proximity, capacity and availability of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas at prices that would result in an adequate return on our invested capital. For example, we currently distribute the gas that we produce through a single pipeline. If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce. In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, as we increase our production through our drilling program or acquisitions.

We could become subject to certain Questar Pipeline Company Gas requirements which, if such requirements are too strict, could result in our production being severely curtailed or shut-in.

We currently deliver all of our gathered gas into a Questar Pipeline Company ("Questar") main line transportation system. Questar is currently evaluating their gas quality requirements to transport gas on their system. These requirements could and most likely, would be imposed on all companies delivering gas into their main line. If Questar should require companies to meet more strict quality requirements, there is no assurance that we could meet the new requirements in the short term future. It is possible that we would need to make significant capital expenditures to retain these short term arrangements that allow a majority of our current gas production to access firm transportation or meet the new gas quality requirements and/or to transport our gas. During this process and/or adding new transportation facilities, our production could be severely curtailed or even shut -in completely.

Environmental costs and liabilities and changing environmental regulation could materially affect our cash flow.

Our operations are subject to stringent federal, state and local laws and regulations relating to environmental protection. These laws and regulations may require the acquisition of permits or other governmental approvals, limit or prohibit our operations on environmentally sensitive lands, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may delay or prevent our operations. Any stringent changes to these environmental laws and regulations may result in increased costs to us with respect to the disposal of wastes, the performance of remedial activities, and the incurrence of capital expenditures. Please read "Item 1 -Business - Governmental Regulations and Environmental Laws," above.

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

Our current reserves and production primarily come from a small number of producing properties in Utah. If mechanical problems with the wells or production facilities including salt water disposal, pipelines, compressors and processing plants, depletion or other events including weather adversely affect any particular property, we could experience a significant decline in our production, which could have a material adverse effect on our cash flows, financial condition and results of operations. In addition, if the actual reserves associated with any one of our properties are less than estimated, our overall reserve estimates could be materially and adversely affected.

Financial difficulties encountered by our partners or third-party operators could adversely affect the exploration and development of our prospects.

Liquidity and cash flow problems encountered by our partners or the co-owners of our properties may prevent or delay the drilling of a well or the development of a project. Our partners and working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out partner, we would have to find a new farm-out partner or obtain alternative funding in order to complete the exploration and development of the prospects subject to the farm-out agreement. In the case of a working interest owner, we could be required to pay the working interest owner's share of the project costs. We cannot assure you that we would be able to obtain the capital necessary to fund either of these contingencies or that we would be able to find a new farm-out partner. If any of these circumstances were to occur, our ability to explore and develop our prospects could be adversely affected which could have a material adverse effect on our business, financial condition and results of operations.

Shortages of supplies, equipment and personnel may adversely affect our operations.

The natural gas and oil industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment and supplies may be substantially increased and their availability may be limited. In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases. If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our business, financial condition and results of operations could be materially and adversely affected.

Hedging our production may result in losses.

We currently have no hedging agreements in place. However, we may in the future enter into arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. We may enter into oil and gas hedging contracts in order to increase credit availability. Hedging will expose us to risk of financial loss in some circumstances, including if:

     -    production is less than expected;

     -    the other party to the contract defaults on its obligations; or

     - there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, hedging may limit the benefit we would otherwise receive from increases in the prices of oil and gas. Further, if we do not engage in hedging, we may be more adversely affected by changes in oil and gas prices than our competitors who engage in hedging.

Our credit facility imposes restrictions on us that may affect our ability to successfully operate our business.

Our credit facility imposes certain operational and financial restrictions on us. These restrictions, among other things, limit our ability to:

     -    incur additional indebtedness;

     -    create liens;

     -    sell our assets or consolidate or merge with or into other companies;

     -    make investments and other restricted payments, including dividends;

     -    and engage in transactions with affiliates.

These limitations are subject to a number of important qualifications and exceptions. In addition, our credit facility requires us to maintain certain financial ratios to satisfy certain financial conditions. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. Our credit facility and restrictions there under are described in greater detail in "Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility."

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

Our officers and directors are engaged in other businesses which may result in conflicts of interest.

Certain of our officers and directors also serve as directors of other companies or have significant shareholdings in other companies. Our chairman, Marc A. Bruner, is the largest shareholder of Galaxy Energy Corporation ("Galaxy") and Exxcel Energy. Mr. Bruner also serves as the Chairman and Chief Operating Officer of Falcon Oil and Gas, Ltd. ("Falcon"). Falcon's current drilling activities include projects in Romania and Hungary. Carl Stadelhofer, one of our directors is a director of Falcon. In addition, another of our directors, C. Tony Lotito, currently serves as the Executive Vice President, Chief Financial Officer, Secretary-Treasurer and a member of the Board of Directors of PetroHunter Corporation ("PetroHunter"), which is majority owned by Mr. Bruner. Charles Crowell, one of our directors also serves on the Boards' of Directors of PetroHunter and of Providence Resources, Inc. Richard S. Langdon, another one of our directors, is President and Chief Executive Officer of Matris Exploration Company, L.P., a private E&P company active in onshore California. Mr. Langdon is also a member of the Board of Directors of Constellation Energy Partners LLC ("CEP"), a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. CEP's activities are currently focused in the Black Warrior Basin of Alabama. Another one of our directors, Richard Burgess is a director of ROC Oil Company ("ROC"), a Limited Liability Corporation incorporated in Australia. ROC has oil and gas activities in China, Australia, UK North Sea, and West Africa. ROC has no activities in North or South America. Mark Erickson, our CEO, President and director has direct private investments in certain Rocky Mountain oil and gas leases and has a majority interest in a private oil and gas company with core assets in Oklahoma and additional lease holdings in Colorado, Wyoming and Utah.

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

This volatility may adversely affect the price of our common stock regardless of our operating performance. See "Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further discussion.

Shares eligible for future sale may cause the market price for our common stock to drop significantly, even if our business is doing well.

If our existing shareholders sell our common stock in the market, or if there is a perception that significant sales may occur, the market price of our common stock could drop significantly. In such case, our ability to raise additional capital in the financial markets at a time and price favorable to us might be impaired. In addition, our board of directors has the authority to issue additional shares of our authorized but unissued common stock without the approval of our shareholders. Additional issuances of our common stock would dilute the ownership percentage of existing shareholders and may dilute the earnings per share of our common stock. As of December 31, 2006 we had 86,100,015 shares of common stock issued and outstanding. Additional options may be granted to purchase 1,895,000 shares of common stock under our stock option plan and an additional 474,200 shares of common stock are issuable under our restricted stock plan. As of December 31 of each year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of our outstanding 5.50% Convertible Senior Notes due 2011 are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to approximately 101,217,792 shares (this number assumes no exercise of the options or rights described above). In addition, we expect to issue an additional 11,000,000 shares of our common stock to former holders of Brek common stock in connection with the Brek Acquisition as well as additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek Acquisition.

We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future.

We have not in the past paid, and do not anticipate paying in the foreseeable future, cash dividends on our common stock because our outstanding credit agreement contains covenants that restrict our ability to pay dividends on our common stock. Additionally, any future decision to pay a dividend and the amount of any dividend paid, if permitted, will be made at the discretion of our board of directors.

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

ITEM 2 - PROPERTIES

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

The Company's corporate strategy is to grow through drilling projects. We have been focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The increased drilling activity in the Company's areas of operations resulting from the higher oil and gas prices during 2005 and through the first quarter of 2006 has also decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.

         Riverbend Project

The Riverbend Project comprises approximately 124,041 gross acres in the Uinta Basin of northeastern Utah, of which we hold interests in approximately 74,657 net acres as of December 31, 2006. Our engineering and geologic focus is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations. A typical well may encounter multiple distinct natural gas sands located between approximately 6,000 and 13,000 feet in depth that are completed using up to ten staged fracs.

During 2006 we spudded 30 gross wells (18.5 net) and reached total depth on 29 gross wells (18.0 net). Initial completion operations were conducted on 26 wells and 16 well bores were re-entered to complete behind-pipe pay. As of December 31, 2006, Gasco had 81 gross wells on production. We currently have three drilling rigs operating in the Uinta Basin Riverbend project, and are expecting delivery of our fourth rig at the end of March 2007.

During August 2006, Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from effective date. The gathering assets and properties are located entirely within Gasco's existing Riverbend leasehold allowing the Company to further capitalize on economies of scale and operating efficiencies. The transaction closed on August 14, 2006, with an effective date of July 1, 2006.

During 2006, Gasco linked the Wilkin Ridge and West Desert gathering systems to its existing 50 MMcfd gas processing facility which began operations in June 2006. Now, up to 95% of produced volumes are processed in the plant, ensuring that production will meet pipeline specifications reducing the likelihood of any future curtailments due to gas quality. The Company currently operates nearly 100 miles of gathering system along with the processing facility.

Gasco recently received approval of its Riverbend Environmental Assessment (EA). The approved EA includes 45 proposed wells within the Spring Canyon marine trend of the Blackhawk Formation. The EA should provide for accelerated permitting approvals from the Bureau of Land Management as the environmental and cultural studies of the 45 proposed well sites have already been completed.

During 2004 we entered into an agreement with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. The development of this project typically occurred in increments of 10-well bundles. Under this agreement, we drilled 12 wells during 2004, 10 wells during 2005 and 10 wells during 2006. In February 2007, the Service Parties did not approve the fourth bundle as proposed by Gasco. As a result, Gasco and the Service Parties are currently in discussions on a fourth bundle.

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

As of December 31, 2006, based on oil and gas prices of $4.47 per mcf and $45.53 per barrel, the full cost pool would have exceeded the above described ceiling by $28,500,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

         Greater Green River Basin Project

As of December 31, 2006, the Company has a leasehold interest in approximately 64,683 gross acres and 29,380 net acres in the Greater Green River Basin area of

Wyoming. The acreage covers two prospects identified by Gasco. During 2006, Gasco entered into a farmout agreement with an industry partner that drilled to earn acreage in our Daniel Anticline Prospect in Wyoming. The agreement allows our industry partner to earn 50% of our Daniel Anticline Prospect to all depths. We will retain operations of the wells in the project. We have also established an area of mutual interest (AMI) covering this prospect. The AMI will allow both parties to jointly test the productive potential in the core area and to later implement a plan of development. Under the terms of the farmout agreement, we paid 25% of the well costs and earned 25% of the first well which was a Hilliard Shale test. The well was drilled to approximately 16,600 feet and was intended to test the natural gas potential in five formations. Although gas quantities were present, the well was determined to be uneconomic and was plugged during January 2007. The total costs for this well were approximately $8,300,000 ($2,075,000 net to Gasco).

Gasco is also currently drilling a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in five formations to a revised proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet, and the rig was released and drilling operations have been suspended due to winter lease stipulations. Drilling operations on this well are expected to resume in July 2007. The costs to drill and complete this well are estimated to be approximately $7,800,000 and Gasco has a 100% working interest.

During 2006, approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming were reclassified to proved property.

On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation ("Brek") for equity consideration of 11,000,000 shares of the Company common stock valued at approximately $30,000,000 based on the closing price of Gasco's stock on September 20, 2006. As a result of this acquisition ("Brek Acquisition"), Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.

Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and stockholders of Brek in the aggregate will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. Gasco may issue additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek's outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek's President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit

550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

         Southern California Project

The Company has a leasehold interest in approximately 10,403 gross acres (6,171 net acres) in Kern and San Luis Obispo Counties of Southern California. During 2006, the Company entered into a farm-out agreement under which an unrelated entity has committed to drill one well on our acreage in San Luis Obispo and Kern Counties, California. Under this agreement, Gasco contributed the acreage and the unrelated entity drilled one well which was temporarily abandoned in July 2006. Gasco is also continuing to pay leasehold rentals and geological expenses to preserve its acreage positions and develop its remaining California prospects.

         Nevada Project

The Company has a leasehold interest in approximately 57,302 gross (11,232 net acres) in six prospects within White Pine County Nevada. We have farmed out our acreage to an industry partner for the development of these prospects. Under the terms of the agreement, the industry partner has the right to earn up to 80% of the Company's interest in these properties. The drilling of the first well is anticipated to begin during the second quarter of 2007.

Company Reserve Estimates

The following table summarizes the Company's estimated proved reserve data as of December 31, 2006, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of discounted future net cash flows is based on prices at December 31, 2006 of $4.47 per Mcf of gas and $45.53 per bbl of oil. All of the Company's proved reserves are located within the state of Utah.

                    Proved Reserve Quantities         Present Value of Discounted Future Net Cash Flows
                                                           Proved                Proved
                   Mcf of Gas       Bbls of Oil          Undeveloped            Developed            Total

 Total             39,975,964         370,581             $    569,500     $ 62,597,700        $63,167,200
                  ===========         ========             =============    =============      ===========

Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. An increase/decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil from the actual December 31, 2006 prices would result in an increase/decrease in the Company's December 31, 2006 present value of discounted future net cash flows of approximately $2,180,900.

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

                                                          For the Years Ended December 31,
                                                     ----------------------------------------------
                                                        2006               2005              2004
                                                     -----------    ----------------    -----------

  Natural gas production (Mcf)                        3,686,638           1,648,870        505,967
  Average sales price per Mcf                             $5.38               $8.16          $5.79
  Oil production (Bbl)                                   21,646              10,636          5,080
  Average sales price per Bbl                            $54.86              $56.91         $38.43
  Expenses per Mcfe:
     Lease operating                                      $0.92               $0.51          $1.19
     General and administrative                           $2.47               $3.50          $7.81
     Depreciation, depletion and amortization             $2.85               $2.83          $2.06
     Impairment                                         $ 13.36                $  -           $  -


Development, Exploration and Acquisition Capital Expenditures

During the years ended December 31, 2006 and 2005, we spent $87,270,883 and $50,069,968 in development and exploration activities, respectively. During 2006, the Company completed a property acquisition of approximately 21 miles of mainline gathering pipelines and working interests in 24 oil and gas wells in the Uinta Basin of Utah for $4,875,000. Additionally during 2005 we purchased a drilling rig for approximately $5,000,000. As of December 31, 2006, the Company held an interest in 81 gross (50.8 net to Gasco's interest) producing gas wells and 16 gross (15.4 net) shut-in gas wells located on these properties.

The Company believes that its drilling activity in the Riverbend area is developmental. The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:




                                                   For the Years Ended December 31,
                                        -----------------------------------------------------
                                              2006                 2005               2004
                                        -------------  ------------------- ------------------
       Property acquisition costs:
          Unproved                       $ 1,285,289            $ 410,062         $5,021,126
          Proved                           2,563,862                   --           723,9012
       Exploration costs                   8,543,803            1,064,874            216,165
       Development costs                   74,877,929          48,595,0322        17,501,716
                                         -----------          ------------       -----------
            Total                        $87,270,883          $50,069,968        $23,462,908
                                         ===========          ===========        ===========

Productive Gas Wells

The following summarizes the Company's productive and shut-in gas wells as of December 31, 2006. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                   Productive Oil and Gas Wells
                                     Gross              Net

          Producing oil wells          4                3.9
          Shut-in oil wells            10              10.0
          Producing gas wells          77              46.9
          Shut-in gas wells             6               5.4
                                       --               ---
                                       97              66.2
                                       ==              ====

The Company operates 77 of the above producing wells and all but one of the shut-in wells.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of December 31, 2006. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. In certain leases, the Company's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco's ownership in the primary objective formation.



                                    Undeveloped Acres                                Developed Acres
                             --------------------------------                --------------------------------
                                 Gross               Net                            Gross                Net

     Utah                          120,881            72,657                         3,160             2,000
     Wyoming                        64,603            29,320                            80                60
     Nevada                         57,302            11,232                             -                 -
     California                     10,403             6,171                             -                 -
                             --------------      ------------                --------------     -------------

         Total acres               253,189           119,380                         3,240             2,060
                             ==============      ============                ==============     =============

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years. The Company's acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage.

                        Expiring in 2007         Expiring in 2008            Expiring in 2009
                        Gross        Net         Gross      Net            Gross             Net

   Utah                 4,199      1,378            640         120          3,713         1,527
   Wyoming              1,720      1,161            939         202          1,280           960
   California             360         67            440         166          3,201         2,756
                        -----      -----           ----         ---          -----         -----

   Total                6,279      2,606          2,019         488          8,195         5,244
                        =====      =====          =====         ===          =====         =====


As of December 31, 2006, approximately 82% of the gross acreage that Gasco holds is located on federal lands and approximately 17% of the acreage is located on state lands. It has been Gasco's experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. The Company has generally been able to obtain state permits within 60 days, while obtaining federal permits has taken approximately 14 months or longer. If we are delayed in procuring sufficient drilling permits for our federal properties, we will shift more of our drilling in Utah to our state leases. While such a shift in resources would not necessarily affect the rate of growth of our cash flow, it would result in a slower growth rate of our total proved reserves, because a higher percentage of the wells drilled on the state leases will be drilled on leases to which proved undeveloped reserves may already have been attributed. Additionally, if the development of the Company's acreage located on federal lands is delayed significantly by the permitting process, the Company may have to operate at a loss for an extended period of time.

Drilling Activity

The following table sets forth the Company's drilling activity during the years ended December 31, 2006, 2005 and 2004. In the table, "gross" refers to the total wells in which we have a working interest, and "net" refers to gross wells multiplied by the Company's working interest.




                                                             For the Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                            2006                      2005                          2004
                                      ------------------     ------------------------    ----------------------------
                                        Gross     Net          Gross          Net          Gross             Net
     Exploratory Wells:
       Productive                          -        -             -             -             -               -
       Dry                                 1       .25            -             -             -               -
                                           -       ---           --            --            --              --
         Total wells                       1       .25            -             -             -               -
                                           =       ===           ==            ==            ==              ==

     Development Wells:
       Productive                         26      16.5           21           14.9           11               3.0
       Dry                                 -         -            -             -             -                -
                                          --     -----           --           ---            --               --
         Total wells                      26      16.5           21           14.9           11               3.0
                                          ==     =====           ==           ====           ==               ===

Office Space

The Company leases approximately 8,776 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2010. The average rent for this space over the life of the lease is approximately $129,300 per year. The Company is currently in negotiations to lease additional space in its current location.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock commenced trading on the OTC bulletin board on March 30, 2001, under the symbol "GASE.OB." On December 6, 2004, Gasco's common stock commenced trading as a listed security on the American Stock Exchange under the symbol "GSX." As of February 27, 2007, the Company had 110 record shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco's common stock. The Company's management does not anticipate that dividends will be paid on its common stock in the near future as Gasco's credit facility further discussed Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, contains covenants that restrict the payment of dividends.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the American Stock Exchange for the periods reflected.

                               High            Low
2005
         First Quarter          $4.25          $2.95
         Second Quarter          3.88           2.85
         Third Quarter           6.91           3.57
         Fourth Quarter          7.95           5.60

2006
         First Quarter           7.49           4.23
         Second Quarter          6.18           3.55
         Third Quarter           4.74           2.35
         Fourth Quarter          3.44           2.10


Securities Transactions

The Company's securities transactions during the year ended December 31, 2006 that were not registered under the Securities Act of 1933 are described as follows:

During 2006, certain holders of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 763 shares of Preferred Stock into 479,599 shares of common stock in accordance with the terms of such Preferred Stock. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding information about the Company's equity compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data, derived from our historical consolidated financial statements and related notes, regarding Gasco's financial position and results of operations as the dates indicated. The financial information is an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in financial condition and results of operations is contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                                        For the Year Ended December 31,
                                                   2006             2005              2004              2003             2002
                                                   ----             ----              ----              ----             ----
Summary of Operations
      Oil, gas and gathering revenue              $22,980,231      $15,479,566        $3,267,214        $1,263,443        $ 164,508
      General & administrative expense              9,415,787        5,987,019         4,191,978         2,819,675        5,080,287
      Net loss                                   (55,817,767)         (37,635)       (4,205,830)       (2,526,525)      (5,649,682)
      Net loss per share                               (0.65)           (0.00)            (0.07)            (0.07)           (0.16)

                                                                               As of December 31,
                                                   2006             2005              2004              2003             2002
                                                   ----             ----              ----              ----             ----
Balance Sheet
      Working capital (deficit)                   $11,129,942      $86,078,958       $52,719,245        $1,192,246     $(2,857,539)
      Cash and cash equivalents                    12,876,879       62,661,368        25,717,081         3,081,109        2,089,062
      Oil and gas properties, net                 109,281,419      100,334,852        50,820,383        28,470,917       24,760,149
      Total assets                                165,454,418      201,199,972       117,368,168        33,059,179       27,505,501
      Long-term obligations                        65,981,536       65,302,674        65,108,566         2,483,084                -
      Stockholders' equity                         77,171,921      127,440,160        46,213,198        27,382,083       22,014,265

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1 for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

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

The Company's corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2005 and through the first quarter of 2006 due to factors such as inventory levels of gas in storage, extreme weather in parts of the country and increasing demand in the United States, combined with the continued instability in the Middle East resulted in increased drilling activity in the Riverbend area. The increased drilling activity in the area decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so in the future. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.

Recent Developments

Drilling Activity

During the year ended December 31, 2006, the Company spudded 30 gross wells (approximately 18.5 net wells) and reached total depth on 29 gross wells (approximately 18.0 net wells) in the Riverbend area. We also conducted initial completion operations on 26 wells (16.5 net wells) and re-entered 16 wells (8.0 net wells) to complete pay zones that were behind pipe. As of December 31, 2006, we operated 77 gross wells with two additional wells awaiting completion activities. We currently have three drilling rigs operating in the Uinta Basin Riverbend project, and are expecting delivery of our fourth rig at the end of March 2007.

During 2006, Gasco entered into a farmout agreement with an industry partner that drilled to earn acreage in our Daniel Anticline Prospect in Wyoming. The agreement allows our industry partner to earn 50% of our Daniel Anticline Prospect to all depths. We will retain operations of the wells in the project. We have also established an area of mutual interest (AMI) covering this prospect. The AMI will allow both parties to jointly test the productive potential in the core area and to later implement a plan of development. Under the terms of the farmout agreement, we paid 25% of the well costs and earned 25 % of the first well which was a Hilliard Shale test. The well was drilled to approximately 16,600 feet and was intended to test the natural gas potential in five formations. Although gas quantities were present, the well was determined to be uneconomic and was plugged during January 2007.

Gasco is also currently drilling a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in five formations to a revised proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet, and the rig has been released and drilling operations have been suspended due to winter lease stipulations. Drilling operations on this well are expected to resume in July 2007. The costs to drill and complete this well are estimated to be approximately $7,800,000 and Gasco has a 100% working interest.

During 2004 we entered into an agreement with a group of industry providers (together, the "Service Parties") to accelerate the development of Gasco's oil and gas properties by drilling up to 50 wells in Gasco's Riverbend Project in Utah's Uinta Basin. The development of this project typically occurred in increments of 10-well bundles. Under this agreement, we drilled 12 wells during 2004, 10 wells during 2005 and 10 wells during 2006. In February 2007, the

Service Parties did not approve the fourth bundle as proposed by Gasco. As a result, Gasco and the Service Parties are currently in discussions on a fourth bundle.

Property Impairment

During 2006, approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming were reclassified to proved property.

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

As of December 31, 2006, based on oil and gas prices of $4.47 per mcf and $45.53 per barrel, the full cost pool would have exceeded the above described ceiling by $28,400,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

Acquisition

Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from effective date. The gathering assets and properties are located entirely within Gasco's existing Riverbend leasehold allowing the Company to further capitalize on economies of scale and operating efficiencies. The transaction closed on August 14, 2006, with an effective date of July 1, 2006. The Company assigned a value of approximately $2,500,000 to the gathering assets, which include 21 miles of 4" to 8" mainline gathering pipelines. The acquired gathering assets should provide more timely and cost-effective tie-in of the existing Wilkin Ridge and West Desert systems to Gasco's Riverbend gas processing facility. Gasco now controls nearly 100 miles of mainline gathering and a 50 MMcf/d gas processing facility in the Riverbend Project.

This acquisition enabled Gasco to connect its Wilkin Ridge and West Desert gathering systems to its Riverbend gas processing plant. The gathering lines acquired in this transaction may be tied into these systems at an estimated cost of $1.5 million, allowing the Company to potentially realize a savings of $1 million versus amounts previously budgeted.

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

Other Operations

During 2006, Gasco completed the linking of the Wilkin Ridge and West Desert gathering systems to its existing 50 MMcfd gas processing facility which began operations in June 2006. Now, up to 95% of produced volumes are processed in the facility, ensuring that production will meet pipeline specifications reducing the likelihood of any future curtailments. The Company currently operates nearly 100 miles of gathering system along with the processing facility.

Gasco recently received approval of its Riverbend Environmental Assessment (EA). The approved EA includes 45 proposed wells within the Spring Canyon marine trend of the Blackhawk Formation. The EA should provide for accelerated permitting approvals from the Bureau of Land Management as the environmental and cultural studies of the 45 proposed well sites have already been completed.

Proposed Acquisition

On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation ("Brek") for equity consideration of 11,000,000 shares of the Company common stock valued at approximately $30,000,000 based on the closing price of Gasco's stock on September 20, 2006. As a result of the acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.

Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and stockholders of Brek in the aggregate will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. Gasco may issue additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek's outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek's President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

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

The initial aggregate commitment of the lenders under the Credit Agreement was $250,000,000, subject to a borrowing base which has initially set at $17,000,000. The borrowing base was subsequently increased to $25,000,000 during October 2006. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of December 31, 2006 there were no loans outstanding, however; a $6,564,000 letter of credit is considered usage, for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

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

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of December 31, 2006, we were in compliance with each of the covenants contained in the Credit Facility.

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

The following table presents certain of the Company's production information for each of the three years ended December 31, 2006 and our estimated proved reserves as of December 31 of each year presented. The Mcfe calculations assume a conversion of 6 Mcf's for each Bbl of oil.

                                                                         For the Years Ended December 31,
                                                               -----------------------------------------------------
                                                                     2006               2005               2004
                                                               ---------------     --------------    ---------------

  Natural gas production (Mcf)                                      3,686,638          1,648,870            505,967
  Average sales price per Mcf                                           $5.36              $8.16              $5.79
  Year-end estimated proved gas reserves (Mcf)                     39,975,964         74,455,128         39,700,156

  Oil production (Bbl)                                                 21,646             10,636              5,080
  Average sales price per Bbl                                          $54.86             $56.91             $38.43
  Year-end estimated proved oil reserves (Bbl)                        370,581            377,288            274,074

  Production (Mcfe)                                                 3,816,514          1,712,686            536,447
  Year-end estimated proved reserves (Mcfe)                        42,199,450         76,718,856         41,344,600

The Company's oil and gas production increased by approximately 124% during 2006 as compared with 2005 primarily due to the Company's drilling and completion of 26 gross (16.5 net) wells during 2006. During 2006, the developed oil and gas reserve quantities increased by 109% to 41.0 Bcfe from 19.6 Bcfe in 2005. During 2006, on a combined basis, the oil and gas reserve quantities decreased by approximately 45% primarily due to negative reserve revisions of previous estimates of 63% primarily related to the decrease in oil and gas prices from $59.87 per barrel and $8.01 per mcf to $45.53 per barrel and $4.47 per mcf and production of 5%. The decrease in reserve quantities is partially offset by reserve additions of 22% and reserve purchases of 1%. The Company's oil and gas reserves are 95% natural gas of which 97% are developed.

The majority of the revisions of previous estimates were a result of the following:

     - Fifty gross locations previously classified as proved undeveloped were omitted from the 2006 reserve report because these locations did not yield a positive net present value at a discount rate of 10% at the current estimated capital investment based on recent historical data to drill and complete wells in this area.

     - Four gross locations previously classified as proved undeveloped were developed in 2006 and two gross proved undeveloped locations were added.

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

Liquidity and Capital Resources

The following table summarizes the Company's sources and uses of cash for each of the three years ended December 31, 2006, 2005 and 2004.

                                                    For the Year Ended December 31,
                                            ------------------------------------------------------
                                              2006                 2005               2004
                                              ----                 ----               ----

Net cash provided by (used in) operations      $ 9,362,251         $ 2,135,032        $ (905,369)
Net cash used in investing activities          (60,496,759)        (45,851,527)       (58,400,053)
Net cash provided by financing activities        1,350,019          80,660,782         81,941,394
Net cash flow                                 (49,784,489)          36,944,287         22,635,972

The increase in cash provided by operations from 2005 to 2006 is primarily due to a 52% increase in gross revenue during 2006. The increase is comprised of a 124% increase in oil and gas production and a 94% increase in interest income due to a higher outstanding average balance in cash and short term investments, partially offset by a 34% decrease in gas prices during 2006. The increase in cash provided by operations during 2005 compared to 2004 is primarily due to a

219% increase in oil and gas production, a 41% increase in gas prices and a 48% increase in oil prices. The production increases in 2006 and 2005 were primarily due to drilling activity.

The Company's investing activities during the three years ended December 31, 2006 related primarily to the Company's development and exploration activities and the purchase of a drilling rig. During 2004, we also completed acquisitions of acreage and additional working interests in producing wells for approximately $5,800,000. We had sales proceeds of $828,102 during 2005 which represented the sale of acreage to an unrelated entity. Our sales proceeds during 2004 represented a disposition of net profits interests in 8 wells in the Riverbend area for $4,463,161. We also invested $27,000,000 in short-term investments during 2004 and sold $9,000,000 and $12,000,000 of these investments during 2006 and 2005, respectively. The remaining investing activity during 2006, 2005 and 2004 consisted primarily of changes in our restricted investments.

The Company's financing activities during 2006 are comprised mainly of proceeds from the exercise of common stock options partially offset by cash paid for offering costs and preferred dividends. The financing activities in 2005 and 2004 are primarily comprised of the net proceeds from the sale of equity and convertible notes in the Company, as further described below.

On November 23, 2005, we closed a public offering of 12,500,000 shares of common stock at a price to the public of $6.50 per share. We also granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of our common stock solely to cover over-allotments. Pursuant to this option, the underwriters purchased an additional 439,400 shares of common stock on December 6, 2005. The net proceeds from this offering, after underwriting discount and offering costs, were $79,418,386.

During 2005, 583,240 options to purchase Gasco common stock were exercised for proceeds of $1,275,743.

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

Capital Budget

The preliminary budget for our 2007 capital expenditure program is $40 million, pending final board of director approval. The program will primarily cover the drilling and completion of at least 10 net wells on our Riverbend Project and the completion of the drilling of one in Wyoming. The budget also includes expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations.

This budget will be funded primarily from cash on hand, cash flow from operations and borrowings under our line of credit.

Management believes it has sufficient capital for its 2007 operational budget, but may need to raise additional capital for its capital budget in 2008. The Company may consider several options for raising additional funds such as selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company's stockholders.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of December 31, 2006.

                                                                         Payments due by Period
                                                              Less than 1                                        More than
Contractual Obligations                         Total             year          1-3 years       3-5 years          5 years
-----------------------                         -----             ----          ---------       ---------          -------

Convertible Notes
    Principal                                  $65,000,000     $    -           $    -          $65,000,000            -
    Interest                                    17,030,903       3,575,000        7,150,000       6,305,903            -
Drilling Rig Contracts *                        38,182,875      21,613,875       15,330,000       1,239,000            -
Operating Leases                                 1,298,171         478,385          756,740          63,046            -
Employment Contracts                               509,167         470,000           39,167               -            -
Consulting Agreements                              145,200         145,200                -               -            -
                                                 ----------      ----------      -----------     ----------      --------
Total Contractual Cash Obligations            $122,166,316     $26,282,460      $23,275,907     $72,607,949            -
                                               ============     ===========      ===========     ===========     =========

     * The three year drilling contract for the new-build rig contains a provision for the Company to terminate the contract prior to lease expiration for payments of $12,000 per day for the number days remaining in the original contract.

The above table does not include asset  retirement  obligations  as discussed in
Note 2 of the accompanying consolidated financial statements, as the Company cannot determine with accuracy the timing of such payments.

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

         Oil and Gas Reserves

Gasco follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized.

As of December 31, 2006, based on oil and gas prices of $4.47 per mcf and $45.53 per barrel, the full cost pool would have exceeded the above described ceiling by $28,400,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006. A change in the estimated value of the full cost ceiling as describe above, could have a material impact on the total of the impairment recorded by the Company.

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


The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company's wells have been producing less than six years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.


Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the quantities and present value of the Company's reserves. For example a decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in the Company's December 31, 2006 present value of future net cash flows of approximately $2,180,900. In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. The Company's reserves may also be susceptible to drainage by operators on adjacent properties.


         Impairment of Long-lived Assets

The cost of the Company's unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. These properties are reviewed periodically for possible impairment. Each quarter the Company's management reviews all unproved property. If a determination is made that acreage will be expiring or that the Company does not plan to develop some of the acreage that is no longer considered to be prospective, the Company records an impairment of the acreage and reclassifies the costs to the full cost pool. The Company estimates the value of these acres for the purpose of recording the related impairment. The impairments that have been recorded by the Company were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by the Company. This per acre estimate is then applied to the acres that the Company does not plan to develop in order to calculate the impairment. As a result of this process the Company has recorded impairments of $3,786,000 and $5,300,000 during the years ended December 31, 2006 and 2005, respectively. These impairments related primarily to the costs of expiring acreage in Wyoming. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.

         Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 123(R), "Accounting for Stock-Based Compensation" which requires companies to recognize compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. The Company uses the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). This model requires the Company to estimate a risk free interest rate and the volatility of the Company's common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Prior to the adoption of SFAS No. 123(R), Gasco had followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees", and related interpretations, through December 31, 2005 for accounting for stock option awards to employees and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic value in the consolidated financial statements. Accordingly, Gasco has recognized compensation expense in the financial statements for awards granted to consultants which must be re-measured each period under the mark-to-market accounting method. Gasco had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation", as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", through disclosure only.

On January 1, 2006, Gasco adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. The Company did not recognize any one time effects of the adoption and continued to use similar option valuation models and assumptions as were used prior to January 1, 2006. The total fair-value-based compensation expense associated with prior awards that was not vested on the date of the adoption of SFAS No. 123(R) was approximately $4,800,000 which was expected to be recognized over the weighted average remaining life of the options of approximately one year.

Results of Operations

The following table presents information regarding the production volumes and average sales prices received from the Company's sales of natural gas and oil for the periods indicated.

                                        For the Year Ended December 31,
                                    --------------------------------------------
                                          2006             2005            2004
                                          ----             ----            ----

    Natural gas production (Mcf)       3,686,638      1,648,870          505,967
    Average sales price per Mcf           $ 5.38         $ 8.16           $ 5.79
    Oil production (Bbl)                  21,646         10,636            5,080
    Average sales price per Bbl           $54.86         $56.91           $38.43

2006 Compared to 2005

The increase in oil and gas revenue of $6,970,865 during 2006 compared with 2005 is comprised of an increase in oil and gas production of 11,010 bbls and 2,037,768 Mcf partially offset by a decrease in the average oil price of $2.05 per bbl and a decrease in the average gas price of $2.78 per Mcf during 2006. The $6,970,865 increase in oil and gas revenue during 2006 represents an increase of $11,583,247 related to the production increase partially offset by a decrease of $4,612,382 related to the oil and gas price decline. The production increase is due to the Company's drilling, completion and recompletion activity during 2005 and 2006 and is partially offset by normal production declines on all wells.

Gathering revenue and expense from gathering operations represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004 and 2005. The gathering revenue increased by $529,800 during 2006 as compared with 2005 due to the increased production attributable to the outside working interest owners, resulting from the Company's drilling activity in this area. Approximately $500,000 of the $1,551,516 increase in expense from gathering operations is due to the installation of additional compression to the system and approximately $594,000 of the increase is the result of the Company's decision to revise its methodology for calculating charges related to compressor fuel. The additional expense resulting from this change represents amounts that will be refunded to the outside working interest and royalty owners in the Company's producing wells. The remaining increase is related to increase operating costs related to the increased production in the area.

Interest income increased $1,310,860 during 2006 compared with 2005 primarily due to higher interest rates and higher average cash and cash equivalent and short-term investment balances during 2006 relating primarily to the net proceeds of approximately $79,000,000 from the Company's common stock offering during November 2005.

Lease operating expense increased $2,642,975 during 2006 compared with 2005. The increase is primarily due to the increased operational costs such as pumping, swabbing, chemicals, electricity, allocated overhead, etc. of approximately $1,200,000 due to the increase in the number of producing wells from 45 wells at December 31, 2005 to 81 wells at December 31, 2006. Also contributing to the higher lease operating expenses during 2006 is increased water hauling and disposal costs of approximately $420,000 and increased production and property taxes of $620,000. Additionally, lease operating expense during 2006 includes approximately $400,000 of costs related to workovers performed on ten of our wells in the Riverbend area in order to restore efficient operating conditions on these wells.

Depletion, depreciation and amortization expense during 2006 is comprised of depletion expense related to the Company's oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $6,042,258 is due primarily to the increase in oil and gas production and related capital costs resulting from the Company's increased drilling and completion activity discussed above, partially offset by the $51,000,000 reduction in the full cost pool due to the impairment recorded during the second quarter of 2006, as described below.

Impairment expense during 2006 represents the impairment recorded as of June 30, 2006 because the present value of Gasco's future net revenue discounted at 10% exceeded the Company's full cost pool based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf.

General and administrative expense increased by $3,428,768 during 2006 as compared with 2005. The increase is primarily due to an increase in stock-based compensation expense of $4,151,509 due to the adoption of SFAS 123(R) on January 1, 2006 as further discussed in Note 3 of the accompanying financial statements and increased consulting expenses of approximately $141,000 related to the maintenance and testing of our internal controls. The increased expenses were partially offset by a decrease of approximately $860,000 related to the capitalization of certain drilling and completion overhead and the allocation of internal administrative costs related to the operations of our wells during 2006.

Interest expense during 2006 and 2005 consists primarily of interest expense related to the Company's outstanding Convertible Senior Notes which were issued on October 20, 2004.

2005 Compared to 2004

Oil and gas revenue increased $10,944,419 during 2005 compared with 2004 due to an increase in oil and gas production of 5,556 bbls and 1,142,903 Mcf combined with an increase in the average oil and gas prices of $18.48 per bbl and $2.37 per Mcf during 2005. The $10,944,419 increase in oil and gas revenue during 2005 is comprised of $9,650,353 related to the production increase and $1,294,066 related to the price increase. The production increase is due to the Company's drilling, completion and recompletion activity during 2004 and 2005 and is partially offset by the production decrease resulting from the Company's disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 and by normal production declines on all wells.

The Company recognized gathering revenue of $1,411,259 and expenses from gathering operations of $1,166,841 during 2005 which represents the revenue earned and expenses incurred from the Riverbend area pipeline. The increase in this revenue and expense from 2004 is due to the full year of activity during 2005 as well as the increased production as described above.

Interest income increased $1,058,858 during 2005 compared 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2005 relating primarily to proceeds from the Company's $65,000,000 Convertible Senior Note issuance during October 2004 and the proceeds from the common stock offering during November 2005.

Lease operating expense increased $232,326 during 2005 compared with 2004 primarily due to the increased number of producing wells during 2005.

Depletion, depreciation and amortization expense during 2005 increased as compared with 2004 due primarily to the increase in production and related costs resulting from the Company's increased drilling and completion activity discussed above.

General and administrative expense increased by $1,795,041 during 2005 as compared with 2004, primarily due to the Company's increased operational activity. The increase in these expenses is comprised of approximately $855,000 in salary expense and consulting fees associated with our increased operational activity, $355,000 in fees associated with the Company's audit of internal controls as required under the Sarbanes Oxley Act of 2002 and $525,000 in stock-based compensation primarily related to the Company's restricted stock issuance and the issuance of stock options to consultants. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.

Interest expense during 2005 consists of interest expense related to the Company's outstanding Convertible Senior Notes which were issued on October 20, 2004. Interest expense during 2004 consists of the interest on the Company's outstanding Convertible Debentures issued in October 2003 that were converted into common stock during October 2004 and interest on the Convertible Senior Notes for approximately two months.

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provided guidance on the accounting for and reporting of accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made January 1, 2006. The adoption of SFAS No. 154 had no impact on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective January 1, 2006 for the Company. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for the Company on January 1, 2007. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2006, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk relates to changes in the pricing applicable to the sales of gas production in the Uinta Basin of northeastern Utah and the Greater Green River Basin of west central Wyoming. This risk will become more significant to the Company as more wells are drilled and begin producing in these areas. Although the Company is not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, it may consider using them in the future. The Company does not have any obligations, including under its credit facility, that are subject to variable rates of interest.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       49

Consolidated Balance Sheets at December 31, 2006 and 2005                  50-51

Consolidated Statements of Operations for the Years Ended
    December 31, 2006, 2005 and 2004                                          52

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2006, 2005 and 2004                                    53

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2006, 2005 and 2004                                          54

Notes to Consolidated Financial Statements                                 55-90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the consolidated balance sheets of Gasco Energy, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ Hein & Associates LLP
Denver, Colorado
February 27, 2007





                                                             GASCO ENERGY, INC.
                                                        CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                            -------------------------------------
                                                                            --------------- -- ------------------
                                                                               2006                  2005
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $12,876,879           $62,661,368
  Restricted investment                                                          3,575,000            10,139,000
  Short-term investments                                                         6,000,000            15,000,000
  Accounts receivable
    Joint interest billings                                                      5,955,186             1,792,038
    Revenue                                                                      3,081,850             3,115,154
  Inventory                                                                      1,297,498             1,182,982
  Prepaid expenses                                                                 644,490               645,554
                                                                               -----------           -----------
          Total                                                                33,430,903            94,536,096
                                                                               -----------           ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
      Proved properties                                                        159,407,481            83,972,300
      Unproved properties                                                       12,538,067            13,323,712
  Wells in progress                                                              5,215,252                     -
  Gathering assets                                                              12,703,346             4,831,050
  Facilities and equipment                                                       8,492,632             5,148,388
  Furniture, fixtures and other                                                    241,009               175,607
                                                                               -----------           -----------
           Total                                                               198,597,787           107,451,057
  Less accumulated depletion, depreciation, amortization and impairment       (68,945,779)           (6,986,662)
                                                                              ------------           -----------
           Total                                                              129,652,008           100,464,395
                                                                              ------------          -----------

NON-CURRENT ASSETS
  Restricted investment                                                                  -             3,565,020
  Deferred financing costs                                                       2,371,507             2,634,461
                                                                                 ---------             ---------
                                                                                 2,371,507             6,199,481
                                                                                 ---------             ---------

TOTAL ASSETS                                                                 $ 165,454,418         $ 201,199,972
                                                                             =============         =============












               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                                             GASCO ENERGY, INC.
                                                  CONSOLIDATED BALANCE SHEETS (continued)


                                                                                          December 31,
                                                                                 ---------------------------------------
                                                                                         2006                    2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $ 16,228,056            $ 3,095,819
  Revenue payable                                                                      1,678,427              1,658,141
  Advances from joint interest owners                                                  2,955,376              2,476,080
  Accrued interest                                                                       844,102                844,098
  Accrued expenses                                                                       595,000                383,000
                                                                                     -----------             ----------
           Total                                                                     22,300,961              8,457,138
                                                                                     -----------             ---------

NONCURRENT LIABILITIES
   5.5% Convertible Senior Notes                                                      65,000,000             65,000,000
   Asset retirement obligation                                                           908,543                223,947
   Deferred rent expense                                                                  72,993                 78,727
                                                                                      ----------             ----------
       Total                                                                          65,981,536             65,302,674
                                                                                      ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 12, 13)

STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock - $.001 par value; 20,000 shares authorized; 763 shares issued and outstanding with a liquidation
     preference of $335,720 as of December 31, 2005                                            -                      1
  Common stock - $.0001 par value; 300,000,000 shares authorized;
     86,173,715 shares issued and 86,100,015 outstanding as of
      December 31, 2006; 85,041,492 shares issued and 84,967,792 shares
      outstanding as of December 31, 2005                                                  8,617                  8,504
  Additional paid-in-capital                                                         162,646,592            157,540,755
  Deferred compensation                                                                        -              (443,579)
  Accumulated deficit                                                               (85,352,993)           (29,535,226)
  Less cost of treasury stock of 73,700 common shares                                  (130,295)              (130,295)
                                                                                    ------------           ------------
           Total                                                                     77,171,921            127,440,160
                                                                                     -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 165,454,418          $ 201,199,972
                                                                                  =============-         =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                         GASCO ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              For the Year Ended December 31,
                                                     ---------------------------------------------------
                                                                2006             2005             2004
REVENUES
  Gas                                                   $ 19,851,663      $ 13,462,977     $  2,928,689
  Oil                                                      1,187,509           605,330          195,199
  Gathering                                                1,941,059         1,411,259          143,326
  Interest income                                          2,694,719         1,383,859          325,001
                                                           ---------         ---------        ---------
          Total                                           25,674,950        16,863,425        3,592,215
                                                          ----------        ----------        ---------

OPERATING EXPENSES
  Lease operating                                          3,513,568           870,593          638,267
  Gathering operations                                     2,718,357         1,166,841          267,450
  Depletion, depreciation and amortization                10,885,697         4,843,439        1,102,575
  Impairment                                              51,000,000                 -                -
  General and administrative                               9,415,787         5,987,019        4,191,978
  Interest expense                                         3,959,308         4,033,168        1,597,775
                                                          ----------        ----------        ---------
           Total                                          81,492,717        16,901,060        7,798,045
                                                          ----------        ----------        ---------

NET LOSS                                                (55,817,767)          (37,635)      (4,205,830)

Preferred stock dividends                                    (1,393)          (33,347)        (140,853)
                                                         -----------          --------      -----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                       $ (55,819,160)         $(70,982)    $ (4,346,683)
                                                      ==============         =========    =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED             $   (0.65)         $  (0.00)   $       (0.07)
                                                          ==========         =========   ==============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                         85,383,306         72,152,977     63,194,223
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


                                                       GASCO ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Additional
                            Preferred Stock   Common Stock        Paid-in      Deferred   Accumulated  Treasury
                           Shares   Value    Shares     Value    Capital    Compensation    Deficit      Stock           Total

Balance December 31, 2003    11,734   $ 12  45,675,936  $4,568  $52,979,325   $(179,766) $ (25,291,761) $(130,295)     $ 27,382,083
Conversion of preferred
 shares to common shares    (9,479)    (10)  5,958,226    596        (586)                                                         -
Issuance of common stock                    14,714,787  1,472   20,786,130    (748,157)                                   20,039,445
Conversion of Convertible
 Debentures                                  4,166,665    416    2,503,376                                                 2,503,792
Exercise of common stock
 options                                        33,336      3       33,333                                                    33,336
Stock compensation                                                             415,483                                       415,483
Proceeds from 16b violation                                        106,858                                                   106,858
Dividends                                       41,959      4     (61,973)                                                  (61,969)
Net loss                          -       -           -     -            -           -   (4,205,830)                     (4,205,830)
                             ------     ---  ----------   -----   ----------  ---------  -----------      ---------       ---------
Balance December 31, 2004     2,255       2  70,590,909  7,059   76,346,463   (512,440)  (29,497,591)      (130,295)     46,213,198
Issuance of common stock                     12,929,516  1,293   79,449,446   (172,773)                                  79,277,966
Conversion of preferred
 shares to common shares     (1,492)     (1)    937,827     94         (93)                                                        -
Exercise of common stock
 options                                        583,240     58    1,275,685                                                1,275,743
Stock compensation                                                  502,601     241,634                                      744,235
Dividends                                                           (33,347)                                                (33,347)
Net loss                                                                                     (37,635)                       (37,635)
                             ------     ----   -------- -------   ----------   ---------  ----------                   -   ---------
Balance December 31, 2005       763       1  85,041,492  8,504  157,540,755    (443,579) (29,535,226)      (130,295)     127,440,160
Adoption of SFAS 123(R)                                            (443,579)    443,579                                            -
Conversion of preferred
shares to common shares        (763)     (1)     479,599    48         (47)                                                        -
Exercise of common stock
 options                                         604,161    60    1,591,614                                                1,591,674
Cancellation of common
 stock                                          (82,787)    (8)    (199,278)                                               (199,286)
Stock compensation                              131,250     13    4,158,520                                                4,158,533
Dividends                                                            (1,393)                                                 (1,393)
Net loss                                                                                 (55,817,767)                   (55,817,767)
                               ----  ---   ----------   -----  ----------       --------  -----------   ----------    --------------

Balance December 31, 2006      -   $ -     86,173,715  $8,617 $162,646,592     $     -   $(85,352,993)   $(130,295)     $77,171,921
                               ==  ======  ==========  ====== ============     ==========  ============= ==========     ===========





         The accompanying notes are an integral part of the consolidated financial statements.




                                                             GASCO ENERGY, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                   2006             2005                2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $ (55,817,767)       $ (37,635)        $(4,205,830)
  Adjustment to reconcile net loss to net cash provided by (used in)
   Operating activities
     Depletion, depreciation, amortization and impairment expense              61,816,513        4,829,403           1,085,912
     Accretion of asset retirement obligation                                      69,184           14,036              16,663
     Stock compensation                                                         4,151,509          744,235             415,483
    Amortization of deferred rent expense                                         (5,734)           48,727                   -
    Landlord incentive payment                                                          -           30,000                   -
     Amortization of beneficial conversion feature                                      -                -             161,514
     Amortization of deferred financing costs                                     503,216          458,167             294,993
     Changes in operating assets and liabilities:
      Accounts receivable                                                     (4,129,844)      (3,862,148)           (545,681)
      Inventory                                                                 (114,516)        (173,068)         (1,009,914)
         Prepaid expenses                                                           1,064        (186,999)              59,992
         Accounts payable                                                       2,376,327      (3,109,102)           1,113,109
         Revenue payable                                                           20,286        1,323,376              91,252
         Advances from joint interest owners                                      479,296        1,584,081             891,999
         Accrued interest                                                               4          148,959             695,139
         Accrued expenses                                                          12,713          323,000              30,000
                                                                                ---------        ---------            --------
                  Net cash provided by (used in) operating activities           9,362,251        2,135,032            (905,369)
                                                                                ---------        ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisitions, development and exploration                    (79,557,785)     (55,181,914)        (25,736,066)
  Cash paid for furniture, fixtures and other                                    (67,994)        (106,790)            (64,053)
  Proceeds from property sales                                                          -          828,102           4,463,161
  Investment in short-term investments                                                  -                -        (27,000,000)
  Proceeds from the sale of short-term investments                              9,000,000       12,000,000                   -
  Cash designated as restricted                                                   (9,980)      (6,816,967)        (10,313,095)
  Cash undesignated as restricted                                              10,139,000       3,426,042             250,000
                                                                               ----------       ---------          -----------
                 Net cash used in investing activities                       (60,496,759)     (45,851,527)        (58,400,053)
                                                                             ------------     ------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of options to purchase common stock                                  1,591,674        1,275,743              33,336
  Cash paid for debt issuance costs                                             (240,262)        (275,378)         (4,636,828)
  Preferred dividends                                                             (1,393)         (33,347)            (61,793)
  Proceeds from sale of common stock                                                    -       79,693,764          21,500,001
  Issuance of convertible notes                                                         -                -          65,000,000
  Proceeds from 16b violation                                                                                          106,858
                                                                               ----------       ----------         -----------
                Net cash provided by financing activities                       1,350,019        80,660,782         81,941,394
                                                                               ----------       -----------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (49,784,489)       36,944,287          22,635,972

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                        62,661,368       25,717,081           3,081,109
                                                                               ----------       ----------          ----------

    END OF PERIOD                                                             $12,876,879      $62,661,368         $25,717,081
                                                                              ===========      ===========         ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                GASCO ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Restricted Investment

The restricted investment balance as of December 31, 2006 is comprised of $3,575,000 invested in U.S. government securities in an amount sufficient to provide for the payment of two semi-annual scheduled interest payments on the Company's outstanding 5.5% Convertible Senior Notes ("Notes"), as further described in Note 7. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted investment balance at December 31, 2005 was comprised of $7,140,020 invested in U.S. government securities in an amount sufficient to provide for the payment of four semi-annual scheduled interest payments on the Company's outstanding Notes, and $6,564,000 of cash invested in cash equivalents as collateral for a one year letter of credit. The letter of credit was obtained in connection with one of the Company's long-term rig contracts. The collateral for this letter of credit was released during the first quarter of 2006 in connection with the Company's credit facility further described in Note 6. The non-current portion at December 31, 2005 represented the interest payments that were due after one year.

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

Significant Customers

During the years ended December 31, 2006, 2005 and 2004, over 90% of the Company's production was sold to one customer, ConocoPhillips Company. However, Gasco does not believe that the loss of a single purchaser, including ConocoPhillips Company, would materially affect the Company's business because there are numerous other purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2006, 2005 and 2004, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

                                            For the Year Ended December 31,
                                    --------------------------------------------
                                     2006            2005            2004
                                     ----            ----            ----

      ConocoPhillips Company         94%              96%            93%


Inventory

Inventory consists of pipe and tubular goods intended to be used in the Company's oil and gas operations, and is stated at the lower of cost or market using the average cost valuation method.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center ("full cost pool"). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $353,190, $260,227 and $69,238 of internal costs during the years ended December 31, 2006, 2005 and 2004, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed quarterly for impairment. During 2006, approximately $3,786,000 of unproved lease costs related to expiring acreage in Wyoming was reclassified to proved property and was included in the ceiling test and depletion calculations.

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

As of December 31, 2006, based on oil and gas prices of $45.53 per barrel and $4.47 per mcf, the full cost pool would have exceeded the above described ceiling by $28,500,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company's full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.

 Capitalized Interest


The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized in 2006 were $231,500. No interest was capitalized during 2005 or 2004.

Wells in Progress

Wells in progress at December 31, 2006 represent the costs associated with the drilling of two wells in the Riverbend area of Utah and one well in the Greater Green River Basin in Wyoming. Since the wells had not reached total depth as of December 31, 2006, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells reach total depth and are cased and will become subject to depletion and the ceiling test calculation in future periods.

Gathering Assets

Gathering assets are comprised of the costs associated with the construction of the Company's pipeline and gathering system located in the Riverbend area of Utah. These assets are being depreciated on a units-of-production method based upon estimated proved oil and gas reserves of the wells that are expected to flow through the gathering system.

Facilities and Equipment

During 2006, the Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits is charged to wells operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the evaporation pits of $179,766 was recorded as a credit to proved properties during 2006.

During December 2005, Gasco purchased a drilling rig for approximately $5,000,000. The rig and the other oil and gas equipment owned by the Company is depreciated using the straight-line method over the estimated useful life of the equipment of five to ten years. The rental of the rig and equipment owned by Gasco is charged to the wells that are operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the rig and equipment rental of $748,690 was recorded as a credit to proved properties during 2006.

Impairment of Long-lived Assets

The Company's unproved properties are evaluated quarterly for the possibility of potential impairment. During the year ended December 31, 2006 approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.

Deferred Financing Costs

Deferred financing costs include the costs associated with the Company's issuance of $65,000,000 of Convertible Notes during October 2004, which are being amortized over the seven year life of the notes; and the debt issuance costs incurred in connection with the Company's credit facility, which are being amortized over the four year term of the credit facility (see Note 6). The Company recorded amortization expense of $503,216 and $458,167 related to these costs during the years ended December 31, 2006 and 2005, respectively.

Financial Instruments

The Company's financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company's Notes are recorded at cost, and the fair value is disclosed in Note 7. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

Asset Retirement Obligation

The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. Gasco's asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

                                                                Year Ended December 31,

                                                        2006            2005               2004

        Balance beginning of period                  $223,947         $108,566           $142,806
          Liabilities incurred                        545,879          123,190             29,394
          Liabilities settled                               -         (21,845)           (25,188)
          Revisions in estimated cash flows (a)        69,533                -           (55,109)
          Accretion expense                            69,184           14,036             16,663
                                                      --------         --------           --------
        Balance end of period                       $ 908,543        $ 223,947          $ 108,566
                                                    ==========       ==========         =========


     (a) Revisions represent our annual reassessment of the expected cash flows and assumptions inherent in the calculation of the asset retirement liability.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2006, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Revenue Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at December 31, 2006 and 2005 were not significant.

Computation of Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock. The Notes, which are convertible into 16,250,000 shares of common stock and the outstanding common stock options, have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

As of December 31, 2006, we had 86,100,015 shares of common stock outstanding. As of such date, there were 9,878,502 shares of common stock issuable upon exercise of outstanding options. Additional options may be granted to purchase 1,895,000 shares of common stock under our stock option plan and an additional 474,200 shares of common stock are issuable under our restricted stock plan. As of December 31, 2006, and as of December 31 of each succeeding year, the number of shares of common stock issuable under our stock option plan automatically increases so that the total number of shares of common stock issuable under such plan is equal to 10% of the total number of shares of common stock outstanding on such date.

Assuming all of the Notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 16,250,000 shares to approximately 102,350,015 shares (this number assumes no exercise of the options or rights described above).

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

Other Comprehensive Income

The Company's short-term investments are classified as available-for-sale, and are carried on the balance sheet at market value. Unrealized gains and losses, net of deferred income taxes, are generally reported as other comprehensive income and as an adjustment to stockholders' equity. If a decline in market value below cost is assessed as being other than temporary, such impairment is included in the determination of net income. The Company's available-for-sale securities are readily marketable and available for use in its operations should the need arise. Therefore, the Company has classified such securities as current assets. As of December 31, 2006 and 2005, the market value of the Company's short-term investments approximates its cost basis and therefore, there were no unrealized gains and losses included in other comprehensive income during 2006 or 2005.

The Company does not have any other items of other comprehensive income for the years ended December 31, 2006, 2005 and 2004. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

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

Stock Compensation

The Company adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation" which requires companies to recognize compensation cost for stock-based awards based on estimated fair value of the award, effective January 1, 2006. See Note 3 for further discussion.

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provided guidance on the accounting for and reporting of accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made January 1, 2006. The adoption of SFAS No. 154 had no impact on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective January 1, 2006 for the Company. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for the Company on January 1, 2007. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company's net loss in any of the periods presented.

NOTE 3 - STOCK-BASED COMPENSATION

Gasco had followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, through December 31, 2005 for accounting for stock option awards to employees and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic value in the consolidated financial statements. Accordingly, Gasco has recognized compensation expense in the financial statement for awards granted to consultants which must be re-measured each period under the mark-to-market accounting method. Gasco had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation", as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", through disclosure only.

On January 1, 2006, Gasco adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. SFAS 123(R)
requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Gasco only recorded the impact of forfeitures as they occurred for employee options. Gasco is assuming no forfeitures for employee awards going forward based on the Company's historical forfeiture experience. For non-employee awards, Gasco is assuming a 3% forfeiture rate for the year ending December 31, 2006. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair market value of the stock on the date of grant.

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, "Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," using a fair value approach.

As of December 31, 2006, options to purchase an aggregate of 9,878,502 shares of the Company's common stock and 365,920 shares of restricted stock were outstanding. These awards were granted during the years from 2001 through 2006 to the Company's employees, directors and consultants. The options have exercise prices ranging from $1.00 to $6.69 per share. The options vest at varying schedules within five years of their grant date and expire within ten years from the grant date. Stock-based employee compensation expense was $4,152,268, $344,872, and $312,243 and stock-based non-employee compensation expense was $6,264, $399,364, $103,240 before tax for the years ending December 31, 2006, 2005, and 2004. Of this $6,264 of total calculated compensation expense for non-employees for the year ending December 31, 2006, $(759) will be expensed and $7,023 will be capitalized relating to drilling personnel.

The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the year ended December 31, 2006 under SFAS No. 123(R) and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not significant.

The adoption of SFAS No. 123R increased the Company's basic and diluted net loss attributable to common stockholders per share by $(.05) year ending December 31, 2006. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be recognized.

The table below summarizes the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 as if the Company has applied the fair value recognition of SFAS No. 123(R) to the employee based stock awards.

                                                             For the Year Ended December 31,
                                                                  2005               2004
                                                                  ----               ----
    Net loss attributable to common shareholders:
        As reported                                             $ (70,982)      $ (4,346,683)
        Add: Stock-based employee compensation
           included in net loss (a)                                344,873            312,243
        Less: Stock based employee compensation
          determined under the fair value based method         (2,920,997)          (757,294)
                                                               -----------          ---------
        Pro forma                                             $(2,647,106)       $(4,791,734)
                                                              ============       ============

    Net loss per common share:
        As reported                                               $ (0.00)           $ (0.07)
                                                                  ========           ========

        Pro forma $ (0.04) $ (0.08) The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair value of options granted to the Company's employees and directors during 2006, 2005, and 2004 was calculated using the following assumptions:


                                            Employee Options
  ---------------------------------------------------------------------------
                                    2006          2005         2004
  ---------------------------------------------------------------------------
  Expected dividend yield            --            --           --
  ---------------------------------------------------------------------------
  Expected price volatility        85-88%        75-79%       79-87%
  ---------------------------------------------------------------------------
  Risk-free interest rate       4.64 - 5.08%    3.7-3.9%     3.2-3.9%
  ---------------------------------------------------------------------------
  Expected life of options         6 years       5 years      5 years
  ---------------------------------------------------------------------------

The weighted average grant-date fair value of options granted to employees during 2006, 2005, and 2004 was $3.76, $2.25, and $1.28, respectively.

The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock over the expected life of the option.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans during the years ended December 31, 2006, 2005 and 2004:





                                                       2006                        2005                        2004
------------------------------------------ ----------------------------- -------------------------- ---------------------------
                                                            Weighted                    Weighted                    Weighted
                                                             Average                     Average                    Average
                                               Stock        Exercise        Stock       Exercise       Stock        Exercise
                                              Options         Price        Options        Price       Options        Price
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Outstanding at beginning of year             8,812,667        $2.29       7,043,250       $1.85      5,666,586       $2.07
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Granted                                      1,925,000        $4.97       2,450,000       $3.53      1,410,000       $1.98
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Exercised                                    (604,161)        $2.63       (643,083)       $2.16       (33,336)       $1.00
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Forfeited                                    (186,671)        $4.63        (37,500)       $3.39          0            n/a
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Expired                                      (68,333)         $3.84           0            n/a           0            n/a
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Outstanding at the end of year               9,878,502        $2.74       8,812,667       $2.29      7,043,250       $1.85
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------
Exercisable at December 31,                  7,543,463        $2.14       6,574,281       $1.97      5,624,417       $1.42
------------------------------------------ -------------- -------------- ------------- ------------ ------------- -------------

The following table summarizes information related to the outstanding and vested options as of December 31, 2006:

                                                                 Outstanding Options          Vested options
        ----------------------------------------------------- -------------------------- -------------------------
        Number of shares                                              9,878,502                 7,543,463
        ----------------------------------------------------- -------------------------- -------------------------
        Weighted Average Remaining Contractual Life
                                                                        6.70                       5.92
        ----------------------------------------------------- -------------------------- -------------------------
        Weighted Average Exercise Price                                 $2.74                     $2.14
        ----------------------------------------------------- -------------------------- -------------------------
        Aggregate intrinsic value                                    $4,666,252                 $4,666,252
        ----------------------------------------------------- -------------------------- -------------------------

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing common stock price of $2.45 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the year ending December 31, 2006, 2005, and 2004 was $1,256,450, $2,023,726, and $26,335, respectively.
The total cash received from employees as a result of employee stock option exercises during the year ending December 31, 2006 was approximately $1,591,679. In connection with these exercises, the tax benefits potentially realizable by the Company for the year ending December 31, 2006 were $439,758. The Company has accumulated net operating losses sufficient to offset its taxable income, therefore, the tax benefit associated with the exercise of these options has not been recognized.

The Company settles employee stock option exercises with newly issued common shares.

As of December 31, 2006, there was $7,943,846 of total unrecognized compensation cost related to non-vested options granted under the Company's equity incentive plans. That cost is expected to be recognized over a weighted-average period of
1.15 years.

Restricted Stock

The following table summarizes the restricted stock activity for the years ending December 31, 2006, 2005 and 2004:


                                                     2006                        2005                        2004
----------------------------------------- --------------------------- --------------------------- ---------------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                           Restricted    Fair Value    Restricted       Fair       Restricted    Fair Value
                                             Stock                       Stock         Value         Stock
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Outstanding at the beginning of the
year                                        565,380        $1.58        695,850        $1.33        375,000        $0.59
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Granted                                     131,250        $3.02         23,700        $6.81        395,850        $1.89
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Vested                                     (305,710)       $0.96       (154,170)       $1.26        (75,000)       $0.59
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Forfeited                                   (25,000)       $2.59           0            n/a            0            n/a
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Outstanding at the end of the year          365,920        $2.39        565,380        $1.58        695,850        $1.33
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

The total fair value of the shares vested during the years ending December 31, 2006, 2005, and 2004 was $293,608, $193,881, and $44,250, respectively.

As of December 31, 2006, there was $465,398 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of
3.12 years.

In  connection  with the  adoption  of SFAS No.  123(R),  $443,579  of  deferred
compensation   as  of  December  31,  2005  was   reclassified   to   additional
paid-in-capital.

The following table summarizes the stock options outstanding at December 31, 2006.

                                                             Weighted Average
                                                                Remaining
                          Number of       Number of Shares    Contractual Life
Range of exercise Prices    Shares          Exercisable         (years)
   per Share              Outstanding

       $1.00 - $1.99      3,130,004            3,130,004          5.5
       $2.00 - $2.99      2,001,000            1,876,000          6.0
       $3.00 - $3.99      3,267,498            2,464,962          7.1
       $4.00 - $4.99         50,000                8,333          9.5
       $5.00 - $5.99      1,430,000               64,164          9.3
                          ---------               ------          ---
     Total                9,878,502            7,543,463          6.7
                          =========            =========          ===

NOTE 4 - OIL AND GAS PROPERTY

The Company believes that its drilling activity in the Riverbend area is developmental. The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                            For the Years Ended December 31,
                                      ---------------------------------------------------
                                       2006               2005               2004
                                      -------------- ---------------- -------------------
        Property acquisition costs:
           Unproved                     $ 1,285,289        $ 410,062         $ 5,021,126
           Proved                         2,563,862               --            723,9012
        Exploration costs                 8,543,803        1,064,874             216,165
        Development costs                74,877,929       48,595,032          17,501,716
                                       ------------     ------------        -----------
           Total                        $87,270,883      $50,069,968         $23,462,908
                                        ===========      ===========         ===========

Depletion and impairment expense related to proved properties per equivalent Mcf of production for the years ended December 31, 2006, 2005 and 2004 was $16.22, $2.83 and $2.06, respectively.

At  December  31,  the  Company's  unproved   properties  consist  of  leasehold
acquisition and exploration costs in the following areas:

                                       2006                  2005
                                       ----                  ----

               Utah                $ 5,325,051          $ 3,040,717
               Wyoming               6,210,382            9,779,223
               California            1,002,634              313,586
               Nevada                        -              190,186
                                   ------------          -----------
                                   $12,538,067          $13,323,712
                                   ===========          ===========

During the years ended December 31, 2006 and 2005, approximately $3,786,000 and $5,300,000, respectively, of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property and was included in the ceiling test and depletion calculations. During 2006, the Company farmed out its acreage in Nevada to an industry partner for the reimbursement of acreage costs paid by the Company.

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2006, by the year in which such costs were incurred.

                                         Balance                 Costs Incurred During Years Ended December 31,
                                                       -------------------------------------------------------------------
                                         12/31/06            2006              2005            2004            Prior
                                         --------            ----              ----            ----            -----

Acquisition costs                         $ 9,015,405        $ 1,178,073       $ 283,114      $ 5,400,264     $ 2,153,954
Exploration costs                           3,522,662          2,205,099         791,914          219,936         305,713
                                            ---------          ---------       ---------        ---------      ----------
        Total                            $ 12,538,067        $ 3,383,172     $ 1,075,028      $ 5,620,200     $ 2,459,667
                                         ============        ===========     ===========      ===========     ===========

The Company's drilling activities are located primarily in the Riverbend Area of Utah, and the Company plans to drill approximately 35 gross wells in this area during 2007. The Company also plans to drill one well in Wyoming during 2007. The unproved costs associated with the Company's drilling projects will be transferred to proved properties as the wells are drilled during the next five to ten years.

NOTE 5 - PROPERTY ACQUISITIONS

In August 2006, Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from the effective date. The acquisition included approximately 21 miles of 4" to 8" mainline gathering pipelines and 24 oil and gas wells. In the transaction, Gasco acquired approximately 1.6 billion cubic feet equivalent of proved reserves. The acquisition has no effect on gross acreage leasehold positions and a negligible effect on net acreage leasehold totals. The transaction closed on August 14, 2006, with an effective date of July 1, 2006.

During December 2005, Gasco purchased a rig for approximately $5,000,000. Gasco entered into a one-year drilling contract with an unrelated third party who will operate the rig. The operator may buy the rig from Gasco at the fair market value of the rig within three years of when the rig is delivered. This rig began drilling in our Riverbend Project during the third quarter of 2006. Also, during December 2005, we entered into a three-year contract for a new-build rig to be delivered in March 2007. In connection with this contract we provided the rig owner a letter of credit from our bank for $6,564,000. The cash collateral for this letter of credit is considered usage under our letter of credit for purposes of calculating availability and commitment fees. See Note 13 - Commitments for further discussion.

NOTE 6 - CREDIT FACILITY

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

The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which was initially set at $17,000,000. The borrowing base was subsequently increased to $25,000,000 during October 2006. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of December 31, 2006 there were no loans outstanding, however, a $6,564,000 letter of credit is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.

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

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. The Company is currently, and as of December 31, 2006 was, in compliance with each of the covenants contained in the credit agreement.

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

NOTE 7 - CONVERTIBLE SENIOR NOTES

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

Pursuant to a Collateral Pledge and Security Agreement dated October 20, 2004, between the Company and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, the Company pledged U. S. government securities in an amount sufficient upon receipt of scheduled principal and interest payments with respect to such securities to provide for the payment of the first six scheduled interest payments on the Notes. The Company used $10,313,095 of the net proceeds from the offering of Notes to acquire such U. S. government securities, the remaining balance of $3,575,000 is recorded as restricted investment in the accompanying financial statements.

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

The fair value of the Notes is $65,000,000 as of December 31, 2006.

The Notes are due in 2011 and therefore the entire balance of $65,000,000 matures in five years.

NOTE 8 - STOCKHOLDERS' EQUITY

The Company's capital stock as of December 31, 2006 and 2005 consists of 300,000,000 authorized shares of common stock, par value $0.0001 per share, and 20,000 authorized shares of Series B Convertible Preferred stock, par value $0.001 per share.

Series B Convertible Preferred Stock - As of December 31, 2006, Gasco had no shares of Series B Preferred Stock ("Preferred Stock") issued and outstanding. All of the Preferred stock was converted by the holders thereof into 479,599 shares of common stock during January 2006. The Preferred Stock was entitled to receive dividends at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company's option. The conversion price of the Preferred Stock was $0.70 per common share, and the shares of the Preferred Stock were convertible into Gasco common shares at any time at the holder's election. The Preferred Stock voted as a class on issues that affected the Preferred Stockholders' interests and voted with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco's board of directors during March 2003.

During the year ended December 31, 2006, the Company paid $1,393 of cash dividends to the holders of its Preferred Stock.

Common Stock - Gasco has 86,173,715 shares of Common Stock issued, 86,100,015 shares outstanding and 73,700 shares held in treasury as of December 31, 2006. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, while the Preferred Stock was outstanding, the holders of the Preferred Stock were entitled to vote with shares of common stock on an as-converted basis. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2006 and 2005 are described as follows:

During the fourth quarter of 2006, the Company's Board of Directors approved the issuance of 131,250 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan ("Restricted Stock Plan"), to certain of the Company's officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

The compensation expense related to the restricted stock was measured on the issuance date using the trading price of the Company's common stock on that date and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 365,920 unvested shares of restricted stock outstanding as of December 31, 2006.

During 2006, the Company granted 1,925,000 options to purchase shares of common stock to its employees, directors and outside consultants at exercise prices ranging from $2.45 to $5.69 per share. 220,000 of the options vest 16 2/3% at the end of each four-month period after the issuance date and 250,000 of the options vest 25% on the anniversary date of the grant at the end of each year after the grant date. The remaining options vest 16 2/3% at the end of each four-month period commencing on the one year anniversary of the date of grant. All of the options issued expire within ten years from the grant date.

During 2006, 82,787 shares of the Company's common stock were cancelled in satisfaction of the income tax liability of $199,286 associated with the vesting of restricted stock.

During 2006, the Company issued 604,161 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.61 per common share to $3.70 per common share for total proceeds of $1,591,674.

During January 2006, certain holders of the Company's Preferred Stock converted the remaining 763 shares of Preferred Stock outstanding into 479,599 shares of common stock.

During 2005, the Company's Board of Directors approved the issuance of 23,700 shares of common stock, under the Restricted Stock Plan to certain of the Company's officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual's employment agreement and termination by the Company of the individual's employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

On November 23, 2005, we closed a public offering of 12,500,000 shares of common stock at a price to the public of $6.50 per share. We also granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of our common stock solely to cover over-allotments. The underwriters exercised this option for an additional 429,400 shares of common stock and this transaction was closed on December 6, 2005. The net proceeds from this offering, after underwriting discount and offering costs were $79,449,446. These proceeds were used to fund capital expenditures for the development and exploration of Gasco's oil and natural gas properties and the development associated infrastructure, working capital and general corporate purposes.

During 2005, the Company issued 583,240 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.00 per common share to $3.91 per common share for total proceeds of $1,275,685.

During 2005, certain holders of the Company's Preferred Stock converted 1,492 shares of Preferred Stock into 937,827 shares of common stock in accordance with the terms of such Preferred Stock.

NOTE 10 - STATEMENT OF CASH FLOWS

During the year ended December 31, 2006, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $615,412.

     -    Stock based compensation of $7,023 capitalized as proved property.

     - Additions to oil and gas properties included in accounts payable of $10,755,910.

     - Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

     - Cancellation of 82,787 shares of common stock in satisfaction of the income tax liability of $199,286 associated with the vesting of restricted stock.

     -    Write-off of fully depreciated furniture and fixtures of $2,592.

During the year ended December 31, 2005, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $123,190.

     - Additions to oil and gas properties included in accounts payable of $2,007,522.

     - Reduction in the asset retirement obligation of $21,845 representing the plugging and abandonment activity during 2005.

     - Conversion of 1,492 shares of Preferred Stock into 937,827 shares of common stock.

     -    Write-off of fully depreciated furniture and fixtures of $89,773.

During the year ended December 31, 2004, the Company's non-cash investing and financing activities consisted of the following transactions:

     - Conversion of $2,500,000 of Convertible Debentures issued in October 2003 into 4,166,665 shares of common stock.

     - Additions to oil and gas properties included in accounts payable of $2,556,624.

     - Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company's oil and gas properties valued at $29,394.

     - Reduction in the asset retirement obligation of $25,188 representing the sale of certain property interests discussed above and a reduction of $55,109 representing a revision to the Company's asset retirement obligation.

     - Conversion of 9,479 shares of Preferred Stock into 5,958,226 shares of common stock.

     - Issuance of 41,959 shares of common stock in payment of the June 30, 2004 Preferred Stock dividend.

     - Issuance of 395,850 shares of restricted common stock to certain of the Company's employees.

     -    Write - off of fully depreciated furniture and fixtures of $71,514.

Cash paid for interest was $3,687,124, $3,575,000 and $463,769 for the years ended December 31, 2006, 2005 and 2004, respectively. There was no cash paid for income taxes in any of the years ended December 31, 2006, 2005 and 2004.

NOTE 11 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following:

                                      2006           2005              2004
                                      ----           ----              ----
Current taxes:
  Federal                         $         -       $       -      $         -
  State                                     -               -                -
Deferred taxes:
  Federal                         (18,026,132)       (189,075)      (1,371,000)
  State                           (2,655,462)           (783)        (157,580)
  Less: valuation allowance        20,681,594         189,858        1,528,580
                                   ----------         -------        ---------
Net income tax provision (benefit) $     -         $     -          $     -
                                    =========        ========         ========

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for the years ended December 31, 2006, 2005 and 2004 is summarized below:

                                                        2006            2005            2004
                                                        ----            ----            ----
Tax provision (benefit) at federal statutory rate   $(19,536,218)   $    (13,172)   $ (1,429,982)
State taxes, net of federal tax effects               (1,726,051)           (509)       (104,032)
Change in Tax Rate from Prior Year                            --        (182,551)             --
Other Permanent items                                    580,675           6,374           5,434
Valuation allowance                                   20,681,594         189,858       1,528,580
                                                    ------------    ------------    ------------
Net income tax provision (benefit)                  $         --    $         --    $         --
                                                    ============    ============    ============

The components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                       2006            2005
                                                       ----            ----
Deferred tax assets:
Federal and state net operating loss carryovers    $ 20,236,268    $ 12,232,737
Oil and gas property impairment                      20,647,375              --
Deferred rent                                            29,241          30,727
Deferred compensation                                 1,420,625         589,306
                                                   ------------    ------------
    Total deferred tax assets                        42,333,509      12,852,770
  Less: valuation allowance                         (28,827,261)     (8,134,543)
                                                   ------------    ------------
                                                     13,506,248       4,718,227
Deferred tax liabilities:
Oil and gas property                                  7,178,935       2,177,627
Other property, plant & equipment                     5,211,582       2,327,118
Other                                                 1,151,731         213,482
                                                   ------------    ------------
     Total deferred tax liabilities                  13,506,248       4,718,227
                                                   ------------    ------------

Net deferred tax asset                             $         --    $         --
                                                   ============    ============

The Company has approximately $53,227,000 of net operating loss carryover for federal income tax purposes as of December 31, 2006, of which $1,821,166 is not benefited for financial statement purposes as it relates to tax deductions that deviate from compensation expense for financial statement purposes. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce taxes payable. The Company has approximately $44,722,000 of net operating loss carryover for state income tax purposes as of December 31, 2006, of which the above excess tax deductions have similarly not been benefited for financial statement purposes. The net operating losses may offset against taxable income through the year ended December 31, 2026. A portion of the net operating loss carryovers begins expiring in 2019. The Company provided a valuation allowance against its net deferred tax asset of $28,827,261 and $8,134,543 as of December 31, 2006 and 2005 respectively, since it believes that it is more likely than not that the net deferred tax assets will not be fully utilized on future income tax returns. The increase in the valuation allowance for 2006 and 2005 is $20,681,594 and $189,858, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

On October 11, 2004, the Board of Directors of Gasco, other than Mr. Erickson and Mr. Bruner, approved a transaction pursuant to which Marc Bruner, the chairman of Gasco's Board of Directors, and Mark Erickson, a director and President and Chief Executive Officer of Gasco, agreed to transfer to Gasco their rights to receive certain overriding royalty interests in its properties in exchange for the grant to each of them of options to purchase 100,000 shares of Gasco common stock at the market price on the date of grant. Messrs. Bruner and Erickson subsequently agreed to transfer, and transferred such rights to Gasco for no options or other consideration.

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

During the each of years ended December 31, 2006, 2005 and 2004, the Company paid $120,000 in consulting fees to a company owned by a director of Gasco. This consulting agreement was terminated effective January 1, 2007.

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

NOTE 13 - COMMITMENTS

The Company leases approximately 8,776 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2010. The average rent for this space over the life of the lease is approximately $129,300 per year. The Company is currently in negotiations to lease additional space in its current location.

The following table shows the annual rentals per year for the life of the lease.

                  Year Ending December 31,     Annual Rentals

                            2007                  $133,927
                            2008                   141,120
                            2009                   148,313
                            2010                    63,046
                            2011                         -
                         Thereafter                      -
                                                  --------
                                                  $486,406
                                                  ========

Rent expense for the years ending December 31, 2006, 2005 and 2004 was $126,352, $121,648 and $52,822, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Company entered into employment agreements with three key officers through January 31, 2008. Total minimum compensation under these agreements is $470,000 per annum. The agreements contain clauses regarding termination and demotion of the officer that would require payment of an amount ranging from one times annual compensation to up to approximately five times annual compensation plus a cash payment from $250,000 to $500,000. Included in the employment agreements is a bonus calculation for each of the covered officers totaling 2.125% of a defined cash flow figure based on net after tax earnings adjusted for certain expenses.

During 2005, the Company converted the agreements for two of the three rigs drilling for us from well-to-well contracts to two-year term contracts. The drilling rate in each of the contracts is approximately $18,500 per day for one rig and $22,000 for the other rig and both contracts expire in December 2007. During December 2005, Gasco purchased a rig for approximately $5,000,000. Gasco entered into a one-year drilling contract that has a drilling rate of approximately $18,500 per day with an unrelated third party who will operate the rig. The operator may buy the rig from Gasco at the fair market value of the rig within three years of when the rig is delivered. This rig began drilling in our Riverbend Project in the third quarter of 2006. Also, during December 2005, Gasco entered into a three-year contract with a drilling rate of $21,000 per day for a new-build rig to be delivered at the end of March 2007. The three year drilling contract for the new-build rig contains a provision for the Company to terminate the contract for $12,000 per day for the number days remaining in the original contract. In connection with this contract Gasco provided the rig owner a letter of credit for $6,564,000. The collateral for this letter of credit is considered usage under our line of credit for purposes of calculating availability and commitment fees.

The future contractual obligations under the rig contracts are summarized below:

                                                Annual Drilling Obligations
                  Year Ending December 31,

                            2007                        $21,613,875
                            2008                          7,665,000
                            2009                          7,665,000
                            2010                          1,239,000
                                                          ---------
                           Total                        $38,182,875
                                                        ===========

Gasco has entered into a contract with a gas purchaser to sell its production at current prices. The contract requires Gasco to deliver a minimum amount of production each month, however, the Company has elected the normal purchase and sale exemption under paragraph 10(b) of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," because the Company anticipates that (1) it will produce the volumes required to be delivered under the terms of the contacts, (2) it is probable the delivery will be made to the counterparties and
(3) the counterparties will fulfill their contractual obligations under the terms of the contracts. As such, the Company is not required to treat the contract as a derivative and the contract will not be marked to market under the provisions of SFAS No. 133.

On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation ("Brek") for equity consideration of 11,000,000 shares of the Company common stock valued at approximately $30,000,000 based on the closing price of Gasco's stock on September 20, 2006. As a result of the acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.

Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. Gasco may issue additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek's outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek's President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of each participating employee's compensation to the Plan. The contributions made by the Company totaled $76,685, $58,110 and $36,225 during the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 15 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2005 and 2006.

             2005                                                 For the Quarter Ended
                                     ------------------- ------------------ --------------------- --------------------
                                         March 31,           June 30,          September 30,         December 31,

Gross revenue                             $1,285,347       $2,548,900       $  4,696,727                $8,458,948
Net revenue from oil
  and gas operations                         544,115          1,796,945            3,927,771             7,173,301
Net income (loss)                        (1,700,128)          (998,867)              649,303             2,012,057
Net income (loss) per share
   basic and diluted                          (0.02)             (0.01)                 0.01                  0.02

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


            2006                                                   For the Quarter Ended
                                  ------------------- --------------------- -------------------- -------------------------
                                      March 31,             June 30,           September 30,           December 31,

Gross revenue                          $7,259,522            $5,784,328             $ 6,058,733            $6,572,367
Net revenue from oil and gas
operations                              5,495,008             3,740,996               3,597,027             3,915,275
Net loss                                (177,157)          (53,036,083)  a            (786,759)           (1,817,768)
Net loss per share
  basic and diluted                        (0.00)                (0.62)                  (0.01)                (0.02)

     a - The increase in the Company's net loss during the second quarter as compared with the other quarters is primarily due to the $51,000,000 impairment recorded at June 30, 2006 as further discussed in Note 2.

NOTE 16 - CONSOLIDATING FINANCIAL STATEMENTS

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





                                                   Condensed Consolidating Balance Sheet
                                                          As of December 31, 2006
                                                                (Unaudited)
                                                                                           Guarantor
                                                                Parent          Subsidiaries      Eliminations     Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $ 10,831,082          $2,045,797         $     -       $ 12,876,879
  Restricted investment                                           3,575,000                   -               -          3,575,000
  Short-term investments                                          6,000,000                   -               -          6,000,000
  Accounts receivable                                                     -           9,037,036               -          9,037,036
  Inventory                                                               -           1,297,498               -          1,297,498
  Prepaid expenses                                                  618,505              25,985                            644,490
                                                                 ----------          ----------            ------       ----------
          Total                                                  21,024,587          12,406,316               -         33,430,903
                                                                 ----------          ----------            -------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                          7,024         159,400,457               -        159,407,481
    Unproved mineral interests                                      506,049          12,032,018               -         12,538,067
  Wells in progress                                                       -           5,215,252               -          5,215,252
  Gathering assets                                                        -          12,703,346               -         12,703,346
  Facilities and equipment                                                -           8,492,632               -          8,492,632
  Furniture, fixtures and other                                     241,009                  -                -            241,009
                                                                    -------          -----------           -------      ----------
           Total                                                    754,082         197,843,705               -        198,597,787
                                                                   --------         -----------            --------    -----------
  Less accumulated depreciation, depletion and amortization       (101,985)        (68,843,794)               -       (68,945,779)
                                                                  ---------        ------------            --------   ------------
           Total                                                    652,097         128,999,911               -        129,652,008
                                                                  ---------        ------------             -------    -----------
OTHER ASSETS
  Deferred financing costs                                        2,371,507                  -                -          2,371,507
  Intercompany                                                  154,960,689       (154,960,689)               -                  -
                                                                -----------       -------------             -------    -----------
           Total                                                157,332,196       (154,960,689)               -          2,371,507
                                                                -----------       -------------             -------     ----------
TOTAL ASSETS                                                  $ 179,008,880    $   (13,554,462)          $    -       $165,454,418
                                                              =============    ================           ========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $ 218,366         $16,009,690          $    -       $ 16,228,056
  Revenue payable                                                         -           1,678,427               -          1,678,427
  Advances from joint interest owners                                     -           2,955,376               -          2,955,376
  Accrued interest                                                  844,102                   -               -            844,102
  Accrued expenses                                                  595,000                                                595,000
                                                                  ---------          -----------           -------      ----------
           Total                                                  1,657,468          20,643,493               -         22,300,961
                                                                  ---------          ----------            -------      ----------

NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                                 65,000,000                   -               -         65,000,000
   Asset retirement obligation                                            -             908,543               -            908,543
   Deferred rent expense                                             72,993                   -                             72,993
                                                                 ----------           ---------             ------      ----------
       Total                                                     65,072,993             908,543               -         65,981,536
                                                                 ----------           ---------             -------     ----------
STOCKHOLDERS' EQUITY
  Common stock                                                        8,617                   -               -              8,617
  Other                                                         112,269,802        (35,106,498)                         77,163,304
                                                                -----------        ------------            -------     ----------
           Total                                                112,278,419        (35,106,498)               -         77,171,921
                                                                -----------       -------------            -------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                      $179,008,880      $ (13,554,462)           $    -      $ 165,454,418
                                                               ============      ==============            ======      =============







                                                   Condensed Consolidating Balance Sheet
                                                          As of December 31, 2005
                                                                (Unaudited)
                                                                                           Guarantor
                                                             Parent         Subsidiaries      Eliminations      Consolidated
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $ 59,314,343         $3,347,025                -       $ 62,661,368
  Restricted investment                                       10,139,000                  -                -         10,139,000
  Short-term investments                                      15,000,000                  -                -         15,000,000
  Accounts receivable                                                  -          4,907,192                -          4,907,192
  Inventory                                                            -          1,182,982                -          1,182,982
  Prepaid expenses                                               645,229                325                -            645,554
                                                              ----------          ---------         ----------       ----------
          Total                                               85,098,572          9,437,524                -         94,536,096
                                                              ----------          ---------         ----------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved mineral interests                                           -         83,972,300                -         83,972,300
    Unproved mineral interests                                   274,540         13,049,172                -         13,323,712
    Gathering assets                                                   -          4,831,050                -          4,831,050
    Equipment                                                          -          5,148,388                -          5,148,388
  Furniture, fixtures and other                                  175,607                 -                 -            175,607
                                                                 -------        -------------       ---------       -----------
           Total                                                 450,147        107,000,910                -        107,451,057
                                                                 -------        -----------         ---------       -----------
  Less accumulated depreciation, depletion and amortization     (46,064)        (6,940,598)                -        (6,986,662)
                                                                --------        -----------          --------       -----------
           Total                                                 404,083        100,060,312                -        100,464,395
                                                                 -------        -----------          --------       -----------
OTHER ASSETS
  Restricted investment                                        3,565,020                  -                -          3,565,020
  Deferred financing costs                                     2,634,461                                              2,634,461
  Intercompany                                               103,081,444      (103,081,444)                -                  -
                                                             -----------      -------------           --------       ----------
           Total                                             109,280,925      (103,081,444)                -          6,199,481
                                                             -----------      -------------           --------        ---------
TOTAL ASSETS                                               $ 194,783,580       $  6,416,392          $     -       $201,199,972
                                                           =============       ============          =========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $ 785,373        $ 2,310,446         $      -        $ 3,095,819
  Revenue payable                                                      -          1,658,141                -          1,658,141
  Advances from joint interest owners                                  -          2,476,080                -          2,476,080
  Accrued interest                                               844,098                  -                -            844,098
  Accrued expenses                                               383,000                  -                -            383,000
                                                               ---------          -----------         ---------       ---------
           Total                                               2,012,471          6,444,667                -          8,457,138
                                                               ---------          ---------           ---------       ---------
NONCURRENT LIABILITES
   5.5% Convertible Senior Notes                              65,000,000                  -                -         65,000,000
   Asset retirement obligation                                         -            223,947                             223,947
   Deferred rent expense                                          78,727                  -                -             78,727
                                                              ----------           --------            --------      ----------
       Total                                                  65,078,727            223,947                -         65,302,674
                                                              ----------            -------             --------     ----------
STOCKHOLDERS' EQUITY
  Series B Convertible Preferred stock                                 1                  -                -                  1
  Common stock                                                     8,504                  -                -              8,504
  Other                                                      127,683,877          (252,222)                -        127,431,655
                                                             -----------          ---------             ------      -----------
       Total                                                 127,692,382          (252,222)                -        127,440,160
                                                             -----------          ---------             -------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                   $194,783,580        $ 6,416,392          $     -      $ 201,199,972
                                                            ============        ===========          =======      =============







                                                  Consolidating Statements of Operations

For the Year Ended December 31, 2006                                        Guarantor
                                                           Parent         Subsidiaries      Eliminations     Consolidated
REVENUES
  Oil and gas                                                   $    -       $ 21,039,172   $                   $ 21,039,172
  Gathering                                                          -          4,344,616     (2,403,557)          1,941,059
  Interest income                                            2,693,955                764                          2,694,719
                                                             ---------         ----------      ----------         ----------
          Total                                              2,693,955         25,384,552     (2,403,557)         25,674,950
                                                             ---------         ----------     -----------         ----------
OPERATING EXPENSES
  Lease operating                                                    -          5,917,125     (2,403,557)          3,513,568
  Gathering operations                                               -          2,718,357               -          2,718,357
  Depletion, depreciation and amortization                      58,513         10,827,184               -         10,885,697
  Impairment                                                                   51,000,000                         51,000,000
  General and administrative                                 9,415,787                  -               -          9,415,787
  Interest expense                                           3,959,308                  -               -          3,959,308
                                                             ---------         -----------     -------------       ---------
           Total                                            13,433,608         70,462,666       (2,403,557)       81,492,717
                                                            ----------         ----------       -----------       ----------
NET LOSS                                                  (10,739,653)       (45,078,114)               -       (55,817,767)
Preferred stock dividends                                      (1,393)                                               (1,393)
                                                           -----------        -----------        --------        -----------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                   $ (10,741,046)      $(45,078,114)          $    -     $ (55,819,160)
                                                        ==============      =============          ======     ==============



For the Year Ended December 31, 2005                                        Guarantor
                                                           Parent         Subsidiaries      Eliminations     Consolidated
REVENUES
  Oil and gas                                                   $    -       $ 14,068,307      $     -          $ 14,068,307
  Gathering                                                          -          2,258,206       (846,947)          1,411,259
  Interest income                                            1,383,740                119                          1,383,859
                                                             ---------        -----------        ---------         ---------
          Total                                              1,383,740         16,326,632       (846,947)         16,863,425
                                                             ---------         ----------       ---------         ----------
OPERATING EXPENSES
  Lease operating                                                    -          1,717,540       (846,947)            870,593
  Gathering operations                                               -          1,166,841                          1,166,841
  Depletion, depreciation and amortization                      45,648          4,797,791                          4,843,439
  General and administrative                                 5,987,019                  -               -          5,987,019
  Interest expense                                           4,033,168                  -                          4,033,168
                                                             ---------          ---------        ----------        ---------
           Total                                            10,065,835          7,682,172        (846,947         16,901,060
                                                            ----------          ---------        ----------       ----------
NET INCOME (LOSS)                                          (8,682,095)          8,644,460               -           (37,635)
Preferred stock dividends                                     (33,347)                                              (33,347)
                                                            ----------          ----------        ---------         --------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                   $ (8,715,442)         $8,644,460         $     -         $ (70,982)
                                                         =============         ==========         =======         ==========







                                                  Consolidating Statements of Operations


For the Year Ended December 31, 2004                               Guarantor
                                                   Parent          Subsidiaries      Eliminations      Consolidated
REVENUES
  Oil and gas                                       $     -         $ 3,123,888          $     -       $ 3,123,888
  Interest income                                         -             143,326                            143,326
          Total                                     324,897                 104                            325,001
                                                    -------           ----------          --------       ---------
                                                    324,897           3,267,318               -          3,592,215
                                                    -------           ---------           --------       ---------
OPERATING EXPENSES
  Lease operating                                         -             638,267                -           638,267
  Gathering operations                                    -             267,450                -           267,450
  Depletion, depreciation and amortization           12,132           1,090,443                -         1,102,575
  General and administrative                      2,714,031           1,477,947                -         4,191,978
  Interest expense                                1,597,775                   -                -         1,597,775
                                                  ---------          ----------            ------        ---------
           Total                                  4,323,938           3,474,107                -         7,798,045
                                                  ---------           ---------            ------        ---------

NET LOSS                                        (3,999,041)           (206,789)                -       (4,205,830)
Preferred stock dividends                         (140,853)                 -                  -         (140,853)
                                                 ----------           ---------            ------       ----------
NET LOSS ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                          $(4,139,894)     $     (206,789)         $      -      $(4,346,683)
                                               ============          ==========            ======     ============









                                                 Consolidating Statements of Cash Flows

For the Year Ended December 31, 2006                                                          Guarantor
                                                            Parent          Subsidiaries      Eliminations     Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES                       $ (7,015,061)        $16,377,312         $     -        $9,362,251

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                   (67,994)                  -               -          (67,994)
  Cash paid for acquisitions, development and exploration              -       (79,557,785)               -      (79,557,785)
  Proceeds from sale of short-term investments                 9,000,000                  -               -         9,000,000
  Cash designated as restricted                                  (9,980)                  -               -           (9,980)
  Cash undesignated as restricted                             10,139,000                                           10,139,000
                                                              ----------       -------------          -------     -----------
  Net cash provided by (used) in investing activities         19,061,026       (79,557,785)                      (60,496,759)
                                                              ----------       ------------           -------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends                                            (1,393)                  -               -           (1,393)
  Cash paid for offering costs                                 (240,262)                  -               -         (240,262)
  Exercise of options to purchase common stock                 1,591,674                                            1,591,674
  Intercompany                                              (61,879,245)         61,879,245               -                 -
                                                            ------------         ----------           -------      ----------
   Net cash provided by financing activities                 (60,529,226)         61,879,245              -         1,350,019
                                                            ------------         ----------           --------     ----------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                             (48,483,261)        (1,301,228)                      (49,784,489)
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                       59,314,343          3,347,025               -        62,661,368
                                                            ------------        -----------            ---------   ----------

    END OF PERIOD                                           $ 10,831,082        $ 2,045,797          $            $12,876,879
                                                            ============        ===========           ==========  ===========

For the Year Ended December 31, 2005                                            Guarantor
                                                              Parent          Subsidiaries      Eliminations     Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES                       $ (7,222,953)         $9,357,985         $     -        $2,135,032

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                  (106,790)                  -               -         (106,790)
  Cash paid for acquisitions, development and exploration              -       (55,181,914)               -      (55,181,914)
  Proceeds from property sales                                         -            828,102               -           828,102
  Proceeds from sale of short-term investments                12,000,000                  -               -        12,000,000
  Cash designated as restricted                              (6,816,967)                  -               -       (6,816,967)
  Cash undesignated as restricted                              3,426,042                                            3,426,042
                                                               ---------       ------------          -------     ------------
  Net cash provided by (used) in investing activities          8,502,285       (54,353,812)              -       (45,851,527)
                                                               ---------       ------------          ---------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                      79,693,764                                           79,693,764
  Preferred dividends                                           (33,347)                  -               -          (33,347)
  Cash paid for offering costs                                 (275,378)                  -               -         (275,378)
  Exercise of options to purchase common stock                 1,275,743                                            1,275,743
  Intercompany                                              (45,982,844)         45,982,844               -                 -
                                                            ------------         ----------          ---------   ------------
   Net cash provided by financing activities                  34,677,938         45,982,844              -         80,660,782
                                                              ----------         ----------           --------     ----------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                               35,957,270            987,017                        36,944,287
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                       23,357,073          2,360,008               -        25,717,081
                                                              ----------          ---------            --------    ----------
    END OF PERIOD                                           $ 59,314,343        $ 3,347,025          $    -       $62,661,368
                                                            ============        ===========            ========   ===========



                                                 Consolidating Statements of Cash Flows

For the Year Ended December 31, 2004                                            Guarantor
                                                              Parent          Subsidiaries      Eliminations     Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES                          $(456,645)        $ (448,724)       $      -        $ (905,369)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for furniture, fixtures and other                   (64,053)                  -               -          (64,053)
  Cash paid for acquisitions, development and exploration              -       (25,736,066)               -      (25,736,066)
  Proceeds from property sales                                         -          4,463,161               -         4,463,161
  Investment in short-term investments                      (27,000,000)                  -               -      (27,000,000)
  Cash designated as restricted                             (10,313,095)                  -               -      (10,313,095)
  Cash undesignated as restricted                                250,000                                              250,000
                                                             -----------       ------------        -----------    -----------
               Net cash used in investing activities        (37,127,148)       (21,272,905)              -       (58,400,053)
                                                            ------------       ------------        ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of convertible notes             65,000,000                  -               -        65,000,000
  Preferred dividends                                           (61,973)                  -                          (61,973)
  Exercise of options to purchase common stock                    33,336                  -                            33,336
  Proceeds from sale of common stock                          21,500,001                  -                        21,500,001
  Cash paid for offering costs                               (4,636,828)                                          (4,636,828)
  Proceeds from 16b violation                                    106,858                                              106,858
                                                                                          -               -
  Intercompany                                              (23,700,657)         23,700,657               -                 -
                                                            ------------         ----------          ---------      ---------
  Net cash provided by financing activities                   58,240,737         23,700,657               -        81,941,394
                                                            ------------         ----------          ------------  ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 20,656,944          1,979,028               -        22,635,972
CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                        2,700,129            380,980                         3,081,109
                                                               ---------         ----------          ----------     ---------
    END OF PERIOD                                            $23,357,073        $ 2,360,008         $     -      $ 25,717,081
                                                             ===========        ===========         ==========   ============


NOTE 17 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents estimated proved reserves located in the United States. The reserves as of December 31, 2006, 2005 and 2004 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2006, 2005 and 2004 were $45.53 per bbl of oil and $4.47 per Mcf, $59.87 per bbl of oil and $8.01 per Mcf of gas and $42.25 per bbl of oil and $5.56 per Mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.




Reserve Quantities
                                                             Gas                         Oil
                                                             Mcf                         Bbls
Proved Reserves:
      Balance, December 31, 2003                             13,601,003                    100,987
       Extensions and discoveries                            26,788,308                    168,451
       Revisions of previous estimates (a)                  (4,940,340)                   (28,898)
       Sales of reserves in place                           (2,879,772)                   (23,712)
       Purchases of reserves in place                         7,636,924                     62,326
       Production                                             (505,967)                    (5,080)
                                                              ---------                    -------
      Balance, December 31, 2004                             39,700,156                    274,074
       Extensions and discoveries                            49,217,928                    222,943
       Revisions of previous estimates (b)                 (12,814,086)                  (109,093)
       Sales of reserves in place                                     -                          -
       Purchases of reserves in place                                 -                          -
       Production                                           (1,648,870)                   (10,636)
                                                            -----------                   --------
      Balance, December 31, 2005                             74,455,128                    377,288
        Extensions and discoveries                           16,006,692                     97,529
        Revisions of previous estimates (c)                (47,010,172)                  (212,400)
      Sales of reserves in place                                      -                          -
      Purchases of reserves in place                            210,954                    129,810
      Production                                            (3,686,638)                   (21,646)
                                                            -----------                   --------
      Balance, December 31, 2006                             39,975,964                    370,581
                                                             ==========                    =======

Proved Developed Reserves
      Balance, December 31, 2006                            38,817,964                     370,581
                                                            ==========                 ===========
      Balance, December 31, 2005                            18,974,697                     111,655
                                                            ==========                 ===========
      Balance, December 31, 2004                             8,163,127                      69,752
                                                           ===========                  ==========


     (a) The revisions of previous estimates during 2004 relate to the write down of the reserves related to two wells and their offset locations resulting from scale deposits in the wellbores.

     (b) The majority of the revisions of previous estimates during 2005 are comprised of the following:

          - Four proved undeveloped locations were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

          - Six proved undeveloped locations were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

          - Two proved developed non-producing completions significantly underperformed previous forecasts.

     (c) The majority of the revisions of previous estimates were a result of the following:

          - Fifty gross locations previously classified as proved undeveloped were omitted from the 2006 reserve report because these locations did not yield a positive net present value at a discount rate of 10% at the current estimated capital investment based on recent historical data to drill and complete wells in this area.

          - Four gross locations previously classified as proved undeveloped were developed in 2006 and two gross proved undeveloped locations were added.

Standardized Measure of Discounted Future Net Cash Flows

                                                                                December 31,
                                                                --------------------- ----------------------
                                                              2006                  2005                  2004
                                                              ----                  ----                  ----

Future cash flows                                            $ 195,545,000         $ 618,843,800          $ 231,958,400
Future production and development costs                       (69,135,000)         (300,991,100)          (123,579,100)
Future income taxes                                                                 (23,006,800)                     -
                                                              ------------          ------------           ------------
Future net cash flows before discount                          126,410,000           294,845,900            108,379,300
                                                               -----------           -----------            -----------
10% discount to present value                                 (63,242,800)         (190,224,900)           (76,077,700)
                                                              ------------         -------------           ------------
Standardized measure of discounted
  future net cash flows                                       $ 63,167,200         $ 104,621,000           $ 32,301,600
                                                              ============         =============           ============

Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                                For the Years Ended December 31,
                                                                ---------------------- ---------------------- --------------------
                                                                              2006                  2005                  2004
                                                                              ----                  ----                  ----
Standardized measure of discounted future net
   cash flows at the beginning of year                                   $104,621,000           $ 32,301,600          $16,195,100
Sales of oil and gas produced, net of production
   Costs                                                                 (17,525,604)           (13,197,714)          (2,485,621)
Net changes in prices and production costs                              (110,791,730)             28,283,823          (4,045,575)
Extensions and discoveries, net of future
   production and development costs                                        26,686,765            107,380,301           34,439,255
Previously estimated development costs incurred                             9,571,134            (1,681,163)           17,499,346
Changes in estimated future development costs                             127,888,117           (34,138,277)         (62,687,146)
Revisions of previous quantity estimates                                 (77,662,093)           (28,607,463)          (1,055,871)
Purchases of reserves in place                                              1,592,041                      -            1,654,068
Sales of reserves in place                                                          -                      -            (623,985)
Net change in income taxes                                                  3,225,000            (3,225,000)                    -
Accretion of discount                                                      13,773,265              3,214,885            1,619,510
Other                                                                    (18,210,695)             14,290,008           31,792,519
                                                                         ------------             ----------           ----------
Standardized measure of discounted future net cash flows at
   the end of year                                                       $ 63,167,200          $ 104,621,000        $ 32,301,600
                                                                         ============          =============        ============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of December 31, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

Changes in internal control over financial reporting during the fourth quarter of 2006. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that occurred during the fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment,
management   used  the  criteria  set  for  by  the   Committee  of   Sponsoring
Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated
Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 27, 2007.

                                        Mark A. Erickson
                                        President & Chief Executive Officer

                                        W. King Grant
                                        Chief Financial Officer


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Gasco Energy, Inc.
Englewood, Colorado

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Gasco Energy, Inc. ("Gasco") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gasco's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Gasco Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also in our opinion, Gasco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Gasco Energy, Inc. and our report dated February 27, 2007 expressed an unqualified opinion.



/s/ Hein & Associates LLP
Denver, Colorado
February 27, 2007


ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
          GOVERNANCE

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company's 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          (a)  1. See "Index to Financial Statements" under Item 8 on page 101.

               2.   Financial Statement Schedules - none.

               3.   Exhibits - See Index to Exhibits, below.

                                INDEX TO EXHIBITS

2.1 Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2 Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

2.3 Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321).

2.4 Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321).

2.5 Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321).

2.6 Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.7 Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit
     2.2 of the Company's Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8 Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9 First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3 Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4  Certificate  of  Designation  for  Series  B  Convertible  Preferred  Stock
     (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

4.1 Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company's Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2 Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3 Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4 Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).


4.5 Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to
     Exhibit 4.9 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8 Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9 Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10 Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11 Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12 Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13 Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

#10.1 1999 Stock  Option Plan  (incorporated  by reference to Exhibit 4.1 to the
     Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).

#10.2 Form  of  Stock  Option   Agreement  under  the  1999  Stock  Option  Plan
     (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3 Stock Option Agreement dated January 2, 2001 between Gasco and Mark A.
     Erickson (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4 Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).


#10.5 Michael Decker Amended and Restated Employment Contract dated February 14,
     2003 (Filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.6 Mark A. Erickson Amended and Restated  Employment  Contract dated February
     14, 2003 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7 Amended and Restated Consulting Agreement dated February 14, 2003, between
     Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8 2003  Restricted  Stock Plan (Filed as Appendix B to the  Company's  Proxy
     Statement   dated   August  25,  2003  for  its  2003  Annual   Meeting  of
     Stockholders, filed on August 25, 2003, File No. 000-26321).

10.9 Muddy Creek Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.10 CD Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit
     10.16 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.11 Gamma Ray Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.12 Sublette County, WY AMI Agreement dated August 22, 2001 between Gasco, Alpine Gas Company and Burlington Oil and Gas Company (Filed as Exhibit
     10.18 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.13 Lead Contractor Agreement dated January 24, 2002, between Gasco and Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.14 Property Purchase Agreement, dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (Filed as Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321).

10.15 Purchase Agreement, dated as of July 16, 2002, among the Company, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders (Filed as Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321).

10.16 Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership. (Filed as Exhibit
     10.22 to the Company's Form S-1 dated August 15, 2002, filed on August 17, 2002, File No. 333-98759).

10.17 Financial Advisory Services Agreement dated August 22, 2002, between the Company and Energy Capital Solutions LLC. (Filed as Exhibit 10.23 to the Company's Form S-1 dated August 16, 2002, filed on August 17, 2002 File No. 333-98759).

10.18 Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit
     10.1 to the Company's Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

10.19 Joint Value Enhancement Agreement by and among Pannonian Energy Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2004, File No. 000-26321).

#10.20 Employment Agreement dated February 14, 2005 by and between Gasco Energy,
     Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*23.1 Consent of Netherland, Sewell & Associates, Inc.

*23.2 Consent of Hein & Associates LLP

*31  Rule 13a-14(a)/15d-14(a) Certifications

*32  Section 1350 Certifications

     * Filed herewith.

     # Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.                           Dated:  February 27, 2007



By:      /s/ Mark A. Erickson
         ------------------------------
           Mark A. Erickson, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                                           Title                                                Date

/s/ Mark A. Erickson                 Director and President and Chief Executive Officer                February 27, 2007
--------------------
Mark A. Erickson

/s/ Marc A. Bruner                   Director                                                          February 27, 2007
---------------------
Marc A. Bruner

/s/ Carl Stadelhofer                 Director                                                          February 27, 2007
--------------------
Carl Stadelhofer

/s/ W. King Grant                    Executive Vice President and Chief Financial Officer              February 27, 2007
-----------------
W. King Grant                        (Principal Financial Officer and Principal Accounting
                                     Officer)

/s/ Carmen Lotito                    Director                                                          February 27, 2007
-----------------
Carmen ("Tony") Lotito

/s/ Charles B. Crowell               Director                                                          February 27, 2007
----------------------
Charles B. Crowell

/s/ Richard S. Langdon               Director                                                          February 27, 2007
----------------------
Richard S. Langdon

/s/ R. J. Burgess                    Director                                                          February 27, 2007
---------------------
R.J. Burgess

/s/ John A. Schmit                   Director                                                          February 27, 2007
------------------
John A. Schmit


                                INDEX TO EXHIBITS

2.1 Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2 Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3 Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4 Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

2.5 Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6 Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7 Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit
     2.2 of the Company's Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8 Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9 First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3 Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4  Certificate  of  Designation  for  Series  B  Convertible  Preferred  Stock
     (incorporated by reference to Exhibit 3.5 to the Company's Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

4.1 Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company's Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2 Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3 Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4 Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5 Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to
     Exhibit 4.9 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7 Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8 Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9 Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10 Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11 Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12 Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13 Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

#10.1 1999 Stock  Option Plan  (incorporated  by reference to Exhibit 4.1 to the
     Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2 Form  of  Stock  Option   Agreement  under  the  1999  Stock  Option  Plan
     (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3 Stock Option  Agreement  dated  January 2, 2001 between  Gasco and Mark A.
     Erickson (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4 Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).


#10.5 Michael Decker Amended and Restated Employment Contract dated February 14,
     2003 (Filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.


#10.6 Mark A. Erickson Amended and Restated  Employment  Contract dated February
     14, 2003 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7 Amended and Restated Consulting Agreement dated February 14, 2003, between
     Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8 2003  Restricted  Stock Plan (Filed as Appendix B to the  Company's  Proxy
     Statement   dated   August  25,  2003  for  its  2003  Annual   Meeting  of
     Stockholders, filed on August 25, 2003, File No. 000-26321).

10.9 Muddy Creek Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.10 CD Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit
     10.16 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.11 Gamma Ray Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as
     Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.12 Sublette County, WY AMI Agreement dated August 22, 2001 between Gasco, Alpine Gas Company and Burlington Oil and Gas Company (Filed as Exhibit
     10.18 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.13 Lead Contractor Agreement dated January 24, 2002, between Gasco and Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.14 Property Purchase Agreement, dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (Filed as Exhibit 2.1 to the Company's Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321).

10.15 Purchase Agreement, dated as of July 16, 2002, among the Company, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders (Filed as Exhibit 2.1 to the Company's Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321).

10.16 Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership. (Filed as Exhibit
     10.21 to the Company's Form S-1 dated November 15, 2002, filed on November 15, 2002, File No. 333-98759)).

10.17 Financial Advisory Services Agreement dated August 22, 2002, between the Company and Energy Capital Solutions LLC. (Filed as Exhibit 10.23 to the Company's Form S-1 dated August 16, 2002, filed on August 17, 2002 File No. 333-98759).

10.18 Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit
     10.1 to the Company's Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

10.19 Joint Value Enhancement Agreement by and among Pannonian Energy Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2004, File No. 000-26321).

#10.20 Employment Agreement dated February 14, 2005 by and between Gasco Energy,
     Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*23.1 Consent of Netherland, Sewell & Associates, Inc.

*23.2 Consent of Hein & Associates LLP

*31  Rule 13a-14(a)/15d-14(a) Certifications

*32  Section 1350 Certifications

     * Filed herewith.

     # Identifies management contracts and compensatory plans or arrangements.