Form 10-K/A
period 2006-12-31
GASCO ENERGY INC
filed 2007-04-05
CIK 1086319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26321
GASCO ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0204105
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Inverness Drive East, Suite 100, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 483-0044
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.0001 PAR VALUE	AMERICAN STOCK EXCHANGE
Securities registered under Section 12(g) of the Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006, approximately 85,894,802 shares of Common Stock, par value $0.0001 per share were outstanding, and the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates was approximately $341,847,947 based on a closing price of $4.34 per share, which was the closing price per share on June 30, 2006. As of February 27, 2007, 86,100,015 shares of Common Stock, par value $0.0001 per share were outstanding.
Documents incorporated by reference:
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2007 annual meeting of stockholders to be filed within 120 days after December 31, 2006.

EXPLANATORY NOTE
     The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) in response to a routine Securities and Exchange Commission comment letter. Changes have been made to Item 1- Business, Item 1A. — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation and to Note 2 — Significant Accounting Policies and the Report of Independent Registered Public Accounting Firm of Item 8 — Financial Statements and Supplementary Data. These are the only items that have been amended, but for convenience, the Form 10-K is being amended and restated in this Amendment. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the original report.

PART I
ITEM 1 — BUSINESS
Business of Gasco
Gasco Energy, Inc. (“Gasco,” “the Company,” “we,” “our” or “us”) was incorporated under the laws of the State of Nevada on April 21, 1997 and operated as a “shell” company until December 31, 1999. Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations. As of December 31, 2006, we held interests in 256,429 gross acres (121,440 net acres) located in Utah, Wyoming, California and Nevada. As of December 31, 2006, we held an interest in 81 gross producing wells (50.8 wells, net to our interest) and 16 shut-in wells (15.4 net) located on these properties.
During 2006 we spudded 30 gross wells (18.5 net) and reached total depth on 29 gross wells (18.0 net) in the Riverbend Project. Initial completion operations were conducted on 26 wells (16.5 net) and 16 well bores (8.0 net) were re-entered to complete behind-pipe pay. During 2006, we also spudded two wells in Gasco’s Wyoming projects. As of December 31, 2006, Gasco operated 77 gross wells with two additional wells awaiting completion activities. All 77 gross wells are currently producing. Currently, we are operating three drilling rigs in the Riverbend Project and expect delivery of a fourth rig at the end of March 2007.
History
Gasco (formerly known as San Joaquin Resources Inc. (“SJRI”)) was incorporated on April 21, 1997 under the laws of the State of Nevada, as “LEK International, Inc.” The Company operated as a “shell” company until December 31, 1999, when the Company combined with San Joaquin Oil & Gas Ltd., a Nevada corporation (“Oil & Gas”). As a result of that transaction, Oil & Gas became a wholly owned subsidiary of Gasco.
In February 2001, a subsidiary of the Company merged with Gasco Production Company (formerly known as Pannonian Energy, Inc.) (“GPC”), a private corporation incorporated under the laws of the State of Delaware. GPC was an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States. Prior to closing of the merger GPC divested itself of all assets not associated with its “Riverbend” area of interest (the “non-Riverbend assets”). The “spin-offs” were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The non-Riverbend assets located outside of the United States were held by

Pannonian International Ltd. (“PIL”), the shares of which were distributed to the GPC stockholders. The net book value of PIL as of the date of distribution was approximately $174,000.
Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company’s capital stock on completion of the transaction contemplated by the GPC Agreement.
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
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of 11,000,000 shares of common stock of the Company valued at approximately $30,000,000 based on the closing price of Gasco’s stock on September 20, 2006. As a result of this acquisition (“Brek Acquisition”), Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek’s President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

Principal Products or Services and Markets
Gasco focuses its exploitation activities on locating natural gas and crude petroleum. The principal markets for these commodities are natural gas transmission pipeline and marketing companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company’s sales have been to a few customers. During the years ended December 31, 2006, 2005 and 2004, over 90% of our production was sold to one customer, ConocoPhillips. However, Gasco does not believe that the loss of a single purchaser, including ConocoPhillips, would materially affect the Company’s business because there are numerous other potential purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2006, 2005 and 2004, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

	Percent of Production Purchased
	For the Years Ended December 31,
	2006	2005	2004
ConocoPhillips	94%	96%	93%
Revenues associated with these purchases	$19,777,000	$13,506,000	$2,905,000
Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition
The Company’s natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, Gasco competes with a number of other companies operating in its areas of interest, including large oil and gas companies and other independent operators with greater financial and other resources. Management does not believe that Gasco’s competitive position in the petroleum and natural gas industry will be significant.
Management anticipates a competitive market for hiring field and technical personnel and obtaining drilling rigs and services. The current high level of drilling activity in Gasco’s areas of exploration may have a significant adverse impact on the timing and profitability of Gasco’s operations. In addition, as discussed under “Item 1A — Risk Factors,” Gasco is required to obtain drilling and right of way permits for its wells, and there is no assurance that such permits will be available timely or at all.
The prices of the Company’s products are controlled by domestic and world markets. However, competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Gasco, and ventures in which it participates, are relatively small compared to other petroleum and natural gas exploration companies. As a result, we may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of the oil or natural gas we produce.

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
The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Under CERCLA, these “responsible persons” may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. We also may incur liability under the Resource Conservation and Recovery Act, also known as “RCRA”, which imposes requirements relating to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy,” in the course of our operations, we may generate ordinary industrial wastes, including paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous waste.
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
The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into state or federal waters.

The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. The Clean Water Act provides civil and criminal penalties for any discharge of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill.
The Clean Air Act, as amended (“CAA”), restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.
In response to increasing levels of concern that emissions of certain gases, including carbon dioxide resulting from combustion of hydrocarbons, may be contributing to warming of the Earth’s atmosphere, many foreign nations have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol”. Although the United States is not participating in the Kyoto Protocol, the Congress is considering numerous proposals for climate control legislation, including bills that could restrict greenhouse gas emissions. In addition, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate control legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in the United States could adversely affect our operations and the demand for our products.
Under the National Environmental Policy Act (“NEPA”), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement, also known as an “EIS,” before issuing a permit that may significantly affect the quality of the environment. We are currently working with the U.S. Bureau of Land Management or “BLM” regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. We expect that the EIS will take approximately 18 to 24 months to complete, at an estimated cost to us of about $500,000. Until the EIS is completed and issued by the BLM, we will be limited in the number of oil and gas wells that we can drill in the areas undergoing EIS review. To add further assurance that we will not experience a significant curtailment, we signed a Memorandum of Understanding with the BLM during the first half of 2005 that allows us to continue drilling while the EIS is being completed. While we do not expect that the EIS process will result in a significant curtailment in future oil and gas production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

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
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Some of the information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Private Securities Litigation Reform Act of 1995. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology. They include statements regarding our:
•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	estimated reserves of natural gas and oil;

•	drilling of wells;

•	acquisition and development of oil and gas properties;

•	timing and amount of future production of natural gas and oil;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	future operating results;

•	marketing of oil and natural gas;

•	competition and regulation; and

•	plans, objectives and expectations.
Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Risk Factors” and include:
•	delays in obtaining drilling permits;

•	uncertainties in the availability of distribution facilities for our natural gas;

•	general economic conditions;

•	natural gas and oil price volatility;

•	the fluctuation in the demand for natural gas and oil;

•	uncertainties in the projection of future rates of production and timing of development expenditures;

•	operating hazards attendant to the natural gas and oil business;

•	climatic conditions;

•	the risks associated with exploration;

•	our ability to generate sufficient cash flow to operate;

•	availability of capital;

•	the strength and financial resources of our competitors;

•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	actions or inactions of third-party operators of our properties;

•	environmental risks;

•	regulatory developments;

•	potential mechanical failure or under-performance of significant wells;

•	availability and cost of services, material and equipment;

•	our ability to find and retain skilled personnel;

•	the lack of liquidity of our common stock; and

•	our ability to eliminate any material weaknesses in our internal controls over financial reporting.
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
     Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”
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

     Present value of future net revenues or present value of discounted future net cash flows or present value or PV-10. The pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.
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
     Proved developed oil and gas reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.
     Proved oil and gas reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based. Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (b) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and natural gas liquids that may occur in undrilled prospects;

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
     Stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily arc drilled without the intention of being completed for hydrocarbon production. This classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic test wells are classified as (a) “exploratory type,” if not drilled in a proved area, or (b) “development type,” if drilled in a proved area.
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
ITEM 1A. Risk Factors
Due to the nature of the Company’s business and the present stage of exploration on its oil and gas prospects, the following risk factors apply to Gasco’s operations:

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
Our revenue, profitability and cash flow depend upon the prices and demand for natural gas and oil. Moreover, changes in natural gas and oil prices have a significant impact on the value of our reserves. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices for natural gas and oil may fluctuate widely in response to a variety of additional factors that are beyond our control, such as:
•	changes in global supply and demand for natural gas and oil;

•	commodity processing, gathering and transportation availability;

•	domestic and global political and economic conditions;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions, including hurricanes;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations; and

•	the price and availability of alternative fuels.
Lower natural gas and oil prices may not only decrease our revenue on a per share basis, but also may reduce the amount of natural gas and oil that we can produce economically. This reduction may result in our having to make substantial downward adjustments to our estimated proved reserves. For example, during 2006, the previous oil and gas reserves quantities decreased by approximately 63% primarily due to the decrease in oil and gas prices from $59.87 per barrel and

$8.01 per mcf at December 31, 2005 to $45.53 per barrel and $4.47 per mcf at December 31, 2006. The price per barrel of oil reflects our blend of oil and condensate. If the estimated capital investment based on recent historical data to drill and complete wells in this area is not reduced materially or if the prices for oil and gas do not increase materially from year end 2006 prices we will be unable to economically develop most of our acreage.
All of our natural gas production is currently located in, and all of our future natural gas production is anticipated to be located in, the Rocky Mountain Region of the United States. The gas prices that we and other operators in the Rocky Mountain region have received and are currently receiving are at a discount to gas prices in other parts of the country. Factors that can cause price volatility for crude oil and natural gas within this region are:
•	the availability of gathering systems with sufficient capacity to handle local production;

•	seasonal fluctuations in local demand for production;

•	local and national gas storage capacity;

•	interstate pipeline capacity; and

•	the availability and cost of gas transportation facilities from the Rocky Mountain region.
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
Gasco’s production is transported through a single intrastate pipeline and therefore any constraints on the capacity of this pipeline could adversely affect our ability to sell our production. Additionally, many pipelines, particularly those connecting to higher — priced eastern markets, are operating at or near capacity. Management believes that this situation could continue, at least, into early 2008. In certain circumstances this may limit our ability to sell any, or all, of our natural gas production in a given period. As producers vie one with another to sell their gas, this situation may also serve to reduce the price at which we are able to sell the gas that does flow. A reduction in the amount of natural gas that we can sell or the price at which such natural gas can be sold could materially adversely affect our financial position and results of operation.
Our oil and gas reserve information is estimated and may not reflect our actual reserves.
Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:
•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.
The estimated proved reserve information as of December 31, 2006, included herein is based on estimates prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.
The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells had been producing less than six years as of December 31, 2006, their production history was relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine our estimates of proved reserves. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data. These adjustments could result in downward revisions of our reserve estimates. We have revised our reserves downward by 36%, 32% and 63% in each of the previous three years.
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
It should not be assumed that the present value of future net cash flows included herein is the current market value of our estimated proved gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.
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
Should capitalized costs exceed this ceiling, an impairment would be recognized. The present value of estimated future net revenues is computed by applying current prices of gas and oil to estimated future production of proved gas and oil reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Once an impairment of gas and oil properties is recognized, it is not reversible at a later date even if oil or gas prices increase. As of June 30, 2006, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per Mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.
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
We currently deliver all of our gathered gas into a Questar Pipeline Company (“Questar”) main line transportation system. Questar is currently evaluating their gas quality requirements to transport gas on their system. These requirements could and most likely, would be imposed on all companies delivering gas into their main line. If Questar should require companies to meet more strict quality requirements, there is no assurance that we could meet the new requirements in the short term future. It is possible that we would need to make significant capital expenditures to retain these short term arrangements that allow a majority of our current gas production to access firm transportation or meet the new gas quality requirements and/or to transport our gas. During this process and/or adding new transportation facilities, our production could be severely curtailed or even shut -in completely.
Environmental costs and liabilities and changing environmental regulation could materially affect our cash flow.
Our operations are subject to stringent federal, state and local laws and regulations relating to environmental protection. These laws and regulations may require the acquisition of permits or other governmental approvals, limit or prohibit our operations on environmentally sensitive lands, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may delay or prevent our operations. Any stringent changes to these environmental laws and regulations may result in increased costs to us with respect to the disposal of wastes, the performance of remedial activities, and the incurrence of capital expenditures. Please read “Item 1 -Business - Governmental Regulations and Environmental Laws,” above.
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
Liquidity and cash flow problems encountered by our partners or the co-owners of our properties may prevent or delay the drilling of a well or the development of a project. Our partners and working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out partner, we would have to find a new farm-out partner or obtain alternative funding in order to complete the exploration and development of the prospects subject to the farm-out agreement. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. We cannot assure you that we would be able to obtain the capital necessary to fund either of these contingencies or that we would be able to find a new farm-out partner. If any of these circumstances were to occur, our ability to explore and develop our prospects could be adversely affected which could have a material adverse effect on our business, financial condition and results of operations.

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
We currently have no hedging agreements in place. However, we may in the future enter into arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. We may enter into oil and gas hedging contracts in order to increase credit availability. Hedging will expose us to risk of financial loss in some circumstances, including if:
–	production is less than expected;

–	the other party to the contract defaults on its obligations; or

–	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.
In addition, hedging may limit the benefit we would otherwise receive from increases in the prices of oil and gas. Further, if we do not engage in hedging, we may be more adversely affected by changes in oil and gas prices than our competitors who engage in hedging.
Our credit facility imposes restrictions on us that may affect our ability to successfully operate our business.
Our credit facility imposes certain operational and financial restrictions on us. These restrictions, among other things, limit our ability to:
–	incur additional indebtedness;

–	create liens;

–	sell our assets or consolidate or merge with or into other companies;

–	make investments and other restricted payments, including dividends;

–	and engage in transactions with affiliates.
These limitations are subject to a number of important qualifications and exceptions. In addition, our credit facility requires us to maintain certain financial ratios to satisfy certain financial conditions. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. Our credit facility and restrictions there under are described in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facility.”
Our success depends on our key management personnel, the loss of any of whom could disrupt our business.
The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. The loss of services of any of our key managers could have a material adverse effect on our business. We have not obtained “key man” insurance for any of our management. Mr. Erickson is the Chief Executive Officer, Mr. Decker is an Executive Vice President and Chief Operating Officer and Mr. Grant is an Executive Vice President and Chief Financial Officer. The loss of their services may adversely affect our business and prospects.
Our officers and directors are engaged in other businesses which may result in conflicts of interest.
Certain of our officers and directors also serve as directors of other companies or have significant shareholdings in other companies. Our chairman, Marc A. Bruner, is the largest shareholder of Galaxy Energy Corporation (“Galaxy”) and Exxcel Energy. Mr. Bruner also serves as the Chairman and Chief Operating Officer of Falcon Oil and Gas, Ltd. (“Falcon”). Falcon’s current drilling activities include projects in Romania and Hungary. Carl Stadelhofer, one of our directors is a director of Falcon. In addition, another of our directors, C. Tony Lotito, currently serves as the Executive Vice President, Chief Financial Officer, Secretary-Treasurer and a member of the Board of Directors of PetroHunter Corporation (“PetroHunter”), which is majority owned by Mr. Bruner. Charles Crowell, one of our directors also serves on the Boards’ of Directors of PetroHunter and of Providence Resources, Inc. Richard S. Langdon, another one of our directors, is President and Chief Executive Officer of Matris Exploration Company, L.P., a private E&P company active in onshore California. Mr. Langdon is also a member of the Board of Directors of Constellation Energy Partners LLC (“CEP”), a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. CEP’s activities are currently focused in the Black Warrior Basin of Alabama. Another one of our directors, Richard Burgess is a director of ROC Oil Company (“ROC”), a Limited Liability Corporation incorporated in Australia. ROC has oil and gas activities in China, Australia, UK North Sea, and West Africa. ROC has no activities in North or South America. The Company estimates that all of its directors except Mr. Crowell spend approximately 10% of their time on Company business and Mr. Crowell spends approximately 25% of his time on Company business. Mark Erickson, our CEO, President and director has direct private investments in certain Rocky Mountain oil and gas leases and has a majority interest in a private oil and gas company with core assets in Oklahoma and additional lease holdings in Colorado, Wyoming and Utah. Mr. Erickson spends 100% of his time on Gasco business.
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
The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:
•	the results of our exploratory drilling;

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the commodities we sell;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings;

•	quarterly variations in operating results;

•	the operating and stock price performance of other companies that investors may deem comparable; and

•	purchases or sales of blocks of our common stock.
This volatility may adversely affect the price of our common stock regardless of our operating performance. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further discussion.
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
Under the terms of our articles of incorporation and as permitted under Nevada law, we have elected not to be subject to Nevada’s anti-takeover law. This law provides that specified persons who, together with affiliates and associates, own, or within three years did own, 15% or more of the outstanding voting stock of a corporation could not engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested stockholder. With the approval of our stockholders, we may amend our articles of incorporation in the future to become governed by the anti-takeover law. This provision would then have an anti-takeover effect for transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock.
ITEM 1 B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Petroleum and Natural Gas Properties
Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources primarily in the Rocky Mountain Region. Gasco’s principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation prospects in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of the properties subject to these leases.
The Company’s corporate strategy is to grow through drilling projects. We have been focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The increased drilling activity in the Company’s areas of operations resulting from the higher oil and gas prices during 2005 and through the first quarter of 2006 has also decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.
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
During August 2006, Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from effective date. The gathering assets and properties are located entirely within Gasco’s existing Riverbend leasehold allowing the Company to further capitalize on economies of scale and operating efficiencies. The transaction closed on August 14, 2006, with an effective date of July 1, 2006.
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
During 2004 we entered into an agreement with a group of industry providers (together, the “Service Parties”) to accelerate the development of Gasco’s oil and gas properties by drilling up to 50 wells in Gasco’s Riverbend Project in Utah’s Uinta Basin. The development of this project typically occurred in increments of 10-well bundles. Under this agreement, we drilled 12 wells during 2004, 10 wells during 2005 and 10 wells during 2006. In February 2007, the Service Parties did not approve the fourth bundle as proposed by Gasco. As a result, Gasco and the Service Parties are currently in discussions on a fourth bundle.
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
As of December 31, 2006, based on oil and gas prices of $4.47 per mcf and $45.53 per barrel, the full cost pool would have exceeded the above described ceiling by $28,500,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company’s full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.
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
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of 11,000,000 shares of the Company common stock valued at approximately $30,000,000 based on the closing price of Gasco’s stock on September 20, 2006. As a result of this acquisition (“Brek Acquisition”), Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and stockholders of Brek in the aggregate will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. Gasco may issue additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek’s President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit

550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.
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
     Nevada Project
The Company has a leasehold interest in approximately 57,302 gross (11,232 net acres) in six prospects within White Pine County Nevada. We have farmed out our acreage to an industry partner for the development of these prospects. Under the terms of the agreement, the industry partner has the right to earn up to 80% of the Company’s interest in these properties. The drilling of the first well is anticipated to begin during the second quarter of 2007.
Company Reserve Estimates
The following table summarizes the Company’s estimated proved reserve data as of December 31, 2006, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of discounted future net cash flows is based on prices at December 31, 2006 of $4.47 per Mcf of gas and $45.53 per bbl of oil. All of the Company’s proved reserves are located within the state of Utah.

	Proved Reserve Quantities		Present Value of Discounted Future Net Cash Flows
			Proved	Proved
	Mcf of Gas	Bbls of Oil	Undeveloped	Developed	Total
Total	39,975,964	370,581	$569,500	$62,597,700	$63,167,200

Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. An increase/decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil from the actual December 31, 2006 prices would result in an increase/decrease in the Company’s December 31, 2006 present value of discounted future net cash flows of approximately $2,180,900.
No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.
Volumes, Prices and Operating Expenses
The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company’s sales of natural gas and oil for the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004
Natural gas production (Mcf)	3,686,638	1,648,870	505,967
Average sales price per Mcf	$5.38	$8.16	$5.79
Oil production (Bbl)	21,646	10,636	5,080
Average sales price per Bbl	$54.86	$56.91	$38.43
Expenses per Mcfe:
Lease operating	$0.92	$0.51	$1.19
General and administrative	$2.47	$3.50	$7.81
Depreciation, depletion and amortization	$2.85	$2.83	$2.06
Impairment	$13.36	$—	$—
Development, Exploration and Acquisition Capital Expenditures
During the years ended December 31, 2006 and 2005, we spent $87,270,883 and $50,069,968 in development and exploration activities, respectively. During 2006, the Company completed a property acquisition of approximately 21 miles of mainline gathering pipelines and working interests in 24 oil and gas wells in the Uinta Basin of Utah for $4,875,000. Additionally during 2005 we purchased a drilling rig for approximately $5,000,000. As of December 31, 2006, the Company held an interest in 81 gross (50.8 net to Gasco’s interest) producing gas wells and 16 gross (15.4 net) shut-in gas wells located on these properties.
The Company believes that its drilling activity in the Riverbend area is developmental. The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31,
	2006	2005	2004
Property acquisition costs:
Unproved	$1,285,289	$410,062	$5,021,126
Proved	2,563,862	—	723,9012
Exploration costs	8,543,803	1,064,874	216,165
Development costs	74,877,9292	48,595,0322	17,501,7162

Total	$87,270,883	$50,069,968	$23,462,908

Productive Gas Wells
The following summarizes the Company’s productive and shut-in gas wells as of December 31, 2006. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Oil and Gas
	Wells
	Gross	Net
Producing oil wells	4	3.9
Shut-in oil wells	10	10.0
Producing gas wells	77	46.9
Shut-in gas wells	6	5.4

	97	66.2

The Company operates 77 of the above producing wells and all but one of the shut-in wells.
Oil and Gas Acreage
The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of December 31, 2006. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco’s fractional interests owned in the gross acres. The table does not include acreage that the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which the Company has not yet received leasehold assignments. In certain leases, the Company’s ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Gasco’s ownership in the primary objective formation.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Utah	120,881	72,657	3,160	2,000
Wyoming	64,603	29,320	80	60
Nevada	57,302	11,232	—	—
California	10,403	6,171	—	—

Total acres	253,189	119,380	3,240	2,060

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years. The Company’s acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage.

	Expiring in 2007		Expiring in 2008		Expiring in 2009
	Gross	Net	Gross	Net	Gross	Net
Utah	4,199	1,378	640	120	3,713	1,527
Wyoming	1,720	1,161	939	202	1,280	960
California	360	67	440	166	3,201	2,756

Total	6,279	2,606	2,019	488	8,195	5,244

As of December 31, 2006, approximately 82% of the gross acreage that Gasco holds is located on federal lands and approximately 17% of the acreage is located on state lands. It has been Gasco’s experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands. The Company has generally been able to obtain state permits within 60 days, while obtaining federal permits has taken approximately 14 months or longer. If we are delayed in procuring sufficient drilling permits for our federal properties, we will shift more of our drilling in Utah to our state leases. While such a shift in resources would not necessarily affect the rate of growth of our cash flow, it would result in a slower growth rate of our total proved reserves, because a higher percentage of the wells drilled on the state leases will be drilled on leases to which proved undeveloped reserves may already have been attributed. Additionally, if the development of the Company’s acreage located on federal lands is delayed significantly by the permitting process, the Company may have to operate at a loss for an extended period of time.
Drilling Activity
The following table sets forth the Company’s drilling activity during the years ended December 31, 2006, 2005 and 2004. In the table, “gross” refers to the total wells in which we have a working interest, and “net” refers to gross wells multiplied by the Company’s working interest.

	For the Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	1	.25	—	—	—	—

Total wells	1	.25	—	—	—	—

Development Wells:
Productive	26	16.5	21	14.9	11	3.0
Dry	—	—	—	—	—	—

Total wells	26	16.5	21	14.9	11	3.0

Office Space
The Company leases approximately 8,776 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2010. The average rent for this space over the life of the lease is approximately $129,300 per year. The Company is currently in negotiations to lease additional space in its current location.
ITEM 3 — LEGAL PROCEEDINGS
None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock commenced trading on the OTC bulletin board on March 30, 2001, under the symbol “GASE.OB.” On December 6, 2004, Gasco’s common stock commenced trading as a listed security on the American Stock Exchange under the symbol “GSX.” As of February 27, 2007, the Company had 110 record shareholders of its common stock. During the last two fiscal years, no cash dividends were declared on Gasco’s common stock. The Company’s management does not anticipate that dividends will be paid on its common stock in the near future as Gasco’s credit facility further discussed Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains covenants that restrict the payment of dividends.
The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company’s common stock as reported on the American Stock Exchange for the periods reflected.

	High	Low
2005
First Quarter	$4.25	$2.95
Second Quarter	3.88	2.85
Third Quarter	6.91	3.57
Fourth Quarter	7.95	5.60

2006
First Quarter	7.49	4.23
Second Quarter	6.18	3.55
Third Quarter	4.74	2.35
Fourth Quarter	3.44	2.10
Securities Transactions
The Company’s securities transactions during the year ended December 31, 2006 that were not registered under the Securities Act of 1933 are described as follows:
During 2006, certain holders of the Company’s Series B Convertible Preferred Stock (“Preferred Stock”) converted 763 shares of Preferred Stock into 479,599 shares of common stock in accordance with the terms of such Preferred Stock. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.
See Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding information about the Company’s equity compensation plans.

ITEM 6 — SELECTED FINANCIAL DATA
The following table sets forth selected financial data, derived from our historical consolidated financial statements and related notes, regarding Gasco’s financial position and results of operations as the dates indicated. The financial information is an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in financial condition and results of operations is contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Summary of Operations
Oil, gas and gathering revenue	$22,980,231	$15,479,566	$3,267,214	$1,263,443	$164,508
General & administrative expense	9,415,787	5,987,019	4,191,978	2,819,675	5,080,287
Net loss	(55,817,767)	(37,635)	(4,205,830)	(2,526,525)	(5,649,682)
Net loss per share	(0.65)	(0.00)	(0.07)	(0.07)	(0.16)

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet
Working capital (deficit)	$11,129,942	$86,078,958	$52,719,245	$1,192,246	$(2,857,539)
Cash and cash equivalents	12,876,879	62,661,368	25,717,081	3,081,109	2,089,062
Oil and gas properties, net	109,281,419	100,334,852	50,820,383	28,470,917	24,760,149
Total assets	165,454,418	201,199,972	117,368,168	33,059,179	27,505,501
Long-term obligations	65,981,536	65,302,674	65,108,566	2,483,084	—
Stockholders’ equity	77,171,921	127,440,160	46,213,198	27,382,083	22,014,265
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward Looking Statements” under Item 1 for a discussion of factors which could affect the outcome of forward looking statements used by the Company.
Overview
Gasco is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon prospects, primarily in the Rocky Mountain region. The Company’s business strategy is to enhance shareholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to those leases. Gasco’s preliminary budget for our 2007 capital program reflects Gasco’s commitment to build upon its historical successes and continue its efforts to demonstrate the economic viability of its resource in the Uinta Basin of Utah. Economic viability of this resource play is a function of the price of natural gas and oil, well investment, well operating cost and well performance. If the estimated capital investment based on recent historical data to drill and complete wells in this area is not reduced materially, if the estimated well performance based on recent historical performance data in this area is not increased materially or if the prices for oil and gas do not increase materially from year end 2006 prices we will be unable to economically develop most of our acreage in the Uinta Basin of Utah.
Gasco’s preliminary budget for our 2007 capital program is not contingent upon any material increases in the prices of oil and gas reflected at year end 2006. In 2007, we plan to continue to prove the geological model, delineate the resource and demonstrate additional operational efficiencies. During 2007 the Company believes, based on historical experience in 2006, that it will be able to demonstrate reduced well investment through operating efficiencies gained through improved drilling and completion practices, introduction of new technologies and economies of scale. In the last half of 2006 we experienced reduced well investment due to reduced drilling days and lower service costs. We believe well performance is likely to improve as knowledge increases with additional well development and introduction of new technologies. Historically, during periods of lower prices of natural gas and oil well investment has been much lower and the Company believes that any prolonged period of prices similar to those seen at year end 2006 would result in significantly lower well investment in the future. However, the Company believes that commodity prices reflected at the year end 2006 are not representative of the long term price for natural gas and oil.
The Company’s corporate strategy is to grow through drilling projects. The Company has been focusing its drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah. The higher oil and gas prices during 2005 and through the first quarter of 2006 due to factors such as inventory levels of gas in storage, extreme weather in parts of the country and increasing demand in the United States, combined with the continued instability in the Middle East resulted in increased drilling activity in the Riverbend area. The increased drilling activity in the area decreased the availability of drilling rigs and experienced personnel in this area and may continue to do so in the future. The Company also continues to incur higher drilling and operating costs resulting from the increased fuel and steel costs and from the increased drilling activity in this area.
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
During 2004 we entered into an agreement with a group of industry providers (together, the “Service Parties”) to accelerate the development of Gasco’s oil and gas properties by drilling up to 50 wells in Gasco’s Riverbend Project in Utah’s Uinta Basin. The development of this project typically occurred in increments of 10-well bundles. Under this agreement, we drilled 12 wells during 2004, 10 wells during 2005 and 10 wells during 2006. In February 2007, the Service Parties did not approve the fourth bundle as proposed by Gasco. As a result, Gasco and the Service Parties are currently in discussions on a fourth bundle.
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

As of December 31, 2006, based on oil and gas prices of $4.47 per mcf and $45.53 per barrel, the full cost pool would have exceeded the above described ceiling by $28,400,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company’s full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.
Acquisition
Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from effective date. The gathering assets and properties are located entirely within Gasco’s existing Riverbend leasehold allowing the Company to further capitalize on economies of scale and operating efficiencies. The transaction closed on August 14, 2006, with an effective date of July 1, 2006. The Company assigned a value of approximately $2,500,000 to the gathering assets, which include 21 miles of 4” to 8” mainline gathering pipelines. The acquired gathering assets should provide more timely and cost-effective tie-in of the existing Wilkin Ridge and West Desert systems to Gasco’s Riverbend gas processing facility. Gasco now controls nearly 100 miles of mainline gathering and a 50 MMcf/d gas processing facility in the Riverbend Project.
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
Proposed Acquisition
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of 11,000,000 shares of the Company common stock valued at approximately $30,000,000 based on the closing price of Gasco’s stock on September 20, 2006. As a result of the acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and stockholders of Brek in the aggregate will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. Gasco may issue additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek’s President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.
Credit Facility
On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders named therein. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of our subsidiaries and mortgages on substantially all of our oil and gas properties. We have not borrowed any funds under the Credit Agreement since the time of its execution.
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
The Company incurred $240,262 in debt issuance costs associated with this facility. These costs have been recorded as deferred financing costs in the accompanying financial statements and are being amortized over the four year term of the credit facility. The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.
The following table presents certain of the Company’s production information for each of the three years ended December 31, 2006 and our estimated proved reserves as of December 31 of each year presented. The Mcfe calculations assume a conversion of 6 Mcf’s for each Bbl of oil.

	For the Years Ended December 31,
	2006	2005	2004
Natural gas production (Mcf)	3,686,638	1,648,870	505,967
Average sales price per Mcf	$5.36	$8.16	$5.79
Year-end estimated proved gas reserves (Mcf)	39,975,964	74,455,128	39,700,156

Oil production (Bbl)	21,646	10,636	5,080
Average sales price per Bbl	$54.86	$56.91	$38.43
Year-end estimated proved oil reserves (Bbl)	370,581	377,288	274,074

Production (Mcfe)	3,816,514	1,712,686	536,447
Year-end estimated proved reserves (Mcfe)	42,199,450	76,718,856	41,344,600
The Company’s oil and gas production increased by approximately 124% during 2006 as compared with 2005 primarily due to the Company’s drilling and completion of 26 gross (16.5 net) wells during 2006. During 2006, the developed oil and gas reserve quantities increased by 109% to 41.0 Bcfe from 19.6 Bcfe in 2005. During 2006, on a combined basis, the oil and gas reserve quantities decreased by approximately 45% primarily due to negative reserve revisions of previous estimates of 63% primarily related to the decrease in oil and gas prices from $59.87 per barrel and $8.01 per mcf to $45.53 per barrel and $4.47 per mcf and production of 5%. The decrease in reserve quantities is partially offset by reserve additions of 22% and reserve purchases of 1%. The Company’s oil and gas reserves are 95% natural gas of which 97% are developed.
The majority of the revisions of previous estimates were a result of the following:
–	Fifty gross locations previously classified as proved undeveloped were omitted from the 2006 reserve report because these locations did not yield a positive net present value at a discount rate of 10% at the current estimated capital investment based on recent historical data to drill and complete wells in this area.

–	Four gross locations previously classified as proved undeveloped were developed in 2006 and two gross proved undeveloped locations were added.
The Company’s oil and gas production increased by approximately 219% during 2005 as compared with 2004 primarily due to the Company’s drilling of 21 gross (14.9 net) wells during 2005. During 2005, on a combined basis, the oil and gas reserve quantities increased by approximately 86% primarily due to reserve additions of 122% which were partially offset by annual production of 4% and revisions of previous estimates of 32%. The majority of the revisions of previous estimates were a result of the following:
–	Four locations previously classified as proved undeveloped were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

–	Six locations previously classified as proved undeveloped were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

–	Two proved developed non-producing completions significantly underperformed previous forecasts.
Liquidity and Capital Resources
The following table summarizes the Company’s sources and uses of cash for each of the three years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
Net cash provided by (used in) operations	$9,362,251	$2,135,032	$(905,369)
Net cash used in investing activities	(60,496,759)	(45,851,527)	(58,400,053)
Net cash provided by financing activities	1,350,019	80,660,782	81,941,394
Net cash flow	(49,784,489)	36,944,287	22,635,972
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
The Company’s investing activities during the three years ended December 31, 2006 related primarily to the Company’s development and exploration activities and the purchase of a drilling rig. During 2004, we also completed acquisitions of acreage and additional working interests in producing wells for approximately $5,800,000. We had sales proceeds of $828,102 during 2005 which represented the sale of acreage to an unrelated entity. Our sales proceeds during 2004 represented a disposition of net profits interests in 8 wells in the Riverbend area for $4,463,161. We also invested $27,000,000 in short-term investments during 2004 and sold $9,000,000 and $12,000,000 of these investments during 2006 and 2005, respectively. The remaining investing activity during 2006, 2005 and 2004 consisted primarily of changes in our restricted investments.
The Company’s financing activities during 2006 are comprised mainly of proceeds from the exercise of common stock options partially offset by cash paid for offering costs and preferred dividends. The financing activities in 2005 and 2004 are primarily comprised of the net proceeds from the sale of equity and convertible notes in the Company, as further described below.
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
Management believes it has sufficient capital for its 2007 operational budget, but may need to raise additional capital for its capital budget in 2008. The Company may consider several options for raising additional funds such as selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of Gasco equity will likely result in substantial dilution to the Company’s stockholders.
Schedule of Contractual Obligations
The following table summarizes the Company’s obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of December 31, 2006.

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Convertible Notes
Principal	$65,000,000	$—	$—	$65,000,000	$—
Interest	17,030,903	3,575,000	7,150,000	6,305,903	—
Drilling Rig Contracts *	38,182,875	21,613,875	15,330,000	1,239,000	—
Operating Leases	1,298,171	478,385	756,740	63,046	—
Employment Contracts	509,167	470,000	39,167	—	—
Consulting Agreements	145,200	145,200	—	—	—

Total Contractual Cash Obligations	$122,166,316	$26,282,460	$23,275,907	$72,607,949	$—

*	The three year drilling contract for the new-build rig contains a provision for the Company to terminate the contract prior to lease expiration for payments of $12,000 per day for the number days remaining in the original contract.
The above table does not include asset retirement obligations as discussed in Note 2 of the accompanying consolidated financial statements, as the Company cannot determine with accuracy the timing of such payments.
Critical Accounting Policies and Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company’s financial disclosures.
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

As of December 31, 2006, based on oil and gas prices of $4.47 per mcf and $45.53 per barrel, the full cost pool would have exceeded the above described ceiling by $28,400,000. However, subsequent to year end, oil and gas prices increased; and using these prices, the Company’s full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006. A change in the estimated value of the full cost ceiling as describe above, could have a material impact on the total of the impairment recorded by the Company.
Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company’s overall value. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company’s proved properties.
Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (“SEC”), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.
The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company’s wells have been producing less than six years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.
Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from the Company’s estimates. Any significant variance could materially affect the quantities and present value of the Company’s reserves. For example a decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in the Company’s December 31, 2006 present value of future net cash flows of approximately $2,180,900. In addition, the

Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. The Company’s reserves may also be susceptible to drainage by operators on adjacent properties.
     Impairment of Long-lived Assets
The cost of the Company’s unproved properties is withheld from the depletion base as described above, until it is determined whether or not proved reserves can be assigned to the properties. These properties are reviewed periodically for possible impairment. Each quarter the Company’s management reviews all unproved property. If a determination is made that acreage will be expiring or that the Company does not plan to develop some of the acreage that is no longer considered to be prospective, the Company records an impairment of the acreage and reclassifies the costs to the full cost pool. The Company estimates the value of these acres for the purpose of recording the related impairment. The impairments that have been recorded by the Company were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by the Company. This per acre estimate is then applied to the acres that the Company does not plan to develop in order to calculate the impairment. As a result of this process the Company has recorded impairments of $3,786,000 and $5,300,000 during the years ended December 31, 2006 and 2005, respectively. These impairments related primarily to the costs of expiring acreage in Wyoming. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by the Company.
     Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards “SFAS” No. 123(R), “Accounting for Stock-Based Compensation” which requires companies to recognize compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. The Company uses the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). This model requires the Company to estimate a risk free interest rate and the volatility of the Company’s common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Prior to the adoption of SFAS No. 123(R), Gasco had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, through December 31, 2005 for accounting for stock option awards to employees and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic value in the consolidated financial statements. Accordingly, Gasco has recognized compensation expense in the financial statements for awards granted to consultants which must be re-measured each period under the mark-to-market accounting method. Gasco had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, as

amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, through disclosure only.
On January 1, 2006, Gasco adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. The Company did not recognize any one time effects of the adoption and continued to use similar option valuation models and assumptions as were used prior to January 1, 2006. The total fair-value-based compensation expense associated with prior awards that was not vested on the date of the adoption of SFAS No. 123(R) was approximately $4,800,000 which was expected to be recognized over the weighted average remaining life of the options of approximately one year.
Results of Operations
The following table presents information regarding the production volumes and average sales prices received from the Company’s sales of natural gas and oil for the periods indicated.

	For the Year Ended December 31,
	2006	2005	2004
Natural gas production (Mcf)	3,686,638	1,648,870	505,967
Average sales price per Mcf	$5.38	$8.16	$5.79
Oil production (Bbl)	21,646	10,636	5,080
Average sales price per Bbl	$54.86	$56.91	$38.43
2006 Compared to 2005
The increase in oil and gas revenue of $6,970,865 during 2006 compared with 2005 is comprised of an increase in oil and gas production of 11,010 bbls and 2,037,768 Mcf partially offset by a decrease in the average oil price of $2.05 per bbl and a decrease in the average gas price of $2.78 per Mcf during 2006. The $6,970,865 increase in oil and gas revenue during 2006 represents an increase of $11,583,247 related to the production increase partially offset by a decrease of $4,612,382 related to the oil and gas price decline. The production increase is due to the Company’s drilling, completion and recompletion activity during 2005 and 2006 and is partially offset by normal production declines on all wells.
Gathering revenue and expense from gathering operations represents the income earned and expenses incurred from the Riverbend area pipeline that was constructed by the Company during 2004 and 2005. The gathering revenue increased by $529,800 during 2006 as compared with 2005 due to the increased production attributable to the outside working interest owners, resulting from the Company’s drilling activity in this area. Approximately $500,000 of the $1,551,516 increase in expense from gathering operations is due to the installation of additional compression to the system and approximately $594,000 of the increase is the result of the

Company’s decision to revise its methodology for calculating charges related to compressor fuel. The additional expense resulting from this change represents amounts that will be refunded to the outside working interest and royalty owners in the Company’s producing wells. The remaining increase is related to increase operating costs related to the increased production in the area.
Interest income increased $1,310,860 during 2006 compared with 2005 primarily due to higher interest rates and higher average cash and cash equivalent and short-term investment balances during 2006 relating primarily to the net proceeds of approximately $79,000,000 from the Company’s common stock offering during November 2005.
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
Depletion, depreciation and amortization expense during 2006 is comprised of depletion expense related to the Company’s oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $6,042,258 is due primarily to the increase in oil and gas production and related capital costs resulting from the Company’s increased drilling and completion activity discussed above, partially offset by the $51,000,000 reduction in the full cost pool due to the impairment recorded during the second quarter of 2006, as described below.
Impairment expense during 2006 represents the impairment recorded as of June 30, 2006 because the present value of Gasco’s future net revenue discounted at 10% exceeded the Company’s full cost pool based on current oil and gas prices of $59.87 per barrel and $5.42 per mcf.
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
Interest expense during 2006 and 2005 consists primarily of interest expense related to the Company’s outstanding Convertible Senior Notes which were issued on October 20, 2004.

2005 Compared to 2004
Oil and gas revenue increased $10,944,419 during 2005 compared with 2004 due to an increase in oil and gas production of 5,556 bbls and 1,142,903 Mcf combined with an increase in the average oil and gas prices of $18.48 per bbl and $2.37 per Mcf during 2005. The $10,944,419 increase in oil and gas revenue during 2005 is comprised of $9,650,353 related to the production increase and $1,294,066 related to the price increase. The production increase is due to the Company’s drilling, completion and recompletion activity during 2004 and 2005 and is partially offset by the production decrease resulting from the Company’s disposition of approximately 50% of its revenue interest in two wells during the first quarter of 2004 and by normal production declines on all wells.
The Company recognized gathering revenue of $1,411,259 and expenses from gathering operations of $1,166,841 during 2005 which represents the revenue earned and expenses incurred from the Riverbend area pipeline. The increase in this revenue and expense from 2004 is due to the full year of activity during 2005 as well as the increased production as described above.
Interest income increased $1,058,858 during 2005 compared 2004 primarily due to higher average cash and cash equivalent and short-term investment balances during 2005 relating primarily to proceeds from the Company’s $65,000,000 Convertible Senior Note issuance during October 2004 and the proceeds from the common stock offering during November 2005.
Lease operating expense increased $232,326 during 2005 compared with 2004 primarily due to the increased number of producing wells during 2005.
Depletion, depreciation and amortization expense during 2005 increased as compared with 2004 due primarily to the increase in production and related costs resulting from the Company’s increased drilling and completion activity discussed above.
General and administrative expense increased by $1,795,041 during 2005 as compared with 2004, primarily due to the Company’s increased operational activity. The increase in these expenses is comprised of approximately $855,000 in salary expense and consulting fees associated with our increased operational activity, $355,000 in fees associated with the Company’s audit of internal controls as required under the Sarbanes Oxley Act of 2002 and $525,000 in stock-based compensation primarily related to the Company’s restricted stock issuance and the issuance of stock options to consultants. The remaining increase in general and administrative expenses is due to the fluctuation in numerous other expenses, none of which are individually significant.
Interest expense during 2005 consists of interest expense related to the Company’s outstanding Convertible Senior Notes which were issued on October 20, 2004. Interest expense during 2004 consists of the interest on the Company’s outstanding Convertible Debentures issued in October 2003 that were converted into common stock during October 2004 and interest on the Convertible Senior Notes for approximately two months.

Recent Accounting Pronouncements
On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provided guidance on the accounting for and reporting of accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made January 1, 2006. The adoption of SFAS No. 154 had no impact on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective January 1, 2006 for the Company. The adoption of FIN 48 is expected to have an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for the Company on January 1, 2007. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.
On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.
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
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk relates to changes in the pricing applicable to the sales of gas production in the Uinta Basin of northeastern Utah and the Greater Green River Basin of west central Wyoming. This risk will become more significant to the Company as more wells are drilled and begin producing in these areas. Although the Company is not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, it may consider using them in the future. The Company does not have any obligations, including under its credit facility, that are subject to variable rates of interest.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Gasco Energy, Inc.:
We have audited the consolidated balance sheets of Gasco Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ Hein & Associates LLP
Denver, Colorado
February 27, 2007

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,876,879	$62,661,368
Restricted investment	3,575,000	10,139,000
Short-term investments	6,000,000	15,000,000
Accounts receivable
Joint interest billings	5,955,186	1,792,038
Revenue	3,081,850	3,115,154
Inventory	1,297,498	1,182,982
Prepaid expenses	644,490	645,554

Total	33,430,903	94,536,096

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	159,407,481	83,972,300
Unproved properties	12,538,067	13,323,712
Wells in progress	5,215,252	—
Gathering assets	12,703,346	4,831,050
Facilities and equipment	8,492,632	5,148,388
Furniture, fixtures and other	241,009	175,607

Total	198,597,787	107,451,057
Less accumulated depletion, depreciation, amortization and impairment	(68,945,779)	(6,986,662)

Total	129,652,008	100,464,395

NON-CURRENT ASSETS
Restricted investment	—	3,565,020
Deferred financing costs	2,371,507	2,634,461

	2,371,507	6,199,481

TOTAL ASSETS	$165,454,418	$201,199,972

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,228,056	$3,095,819
Revenue payable	1,678,427	1,658,141
Advances from joint interest owners	2,955,376	2,476,080
Accrued interest	844,102	844,098
Accrued expenses	595,000	383,000

Total	22,300,961	8,457,138

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Asset retirement obligation	908,543	223,947
Deferred rent expense	72,993	78,727

Total	65,981,536	65,302,674

COMMITMENTS AND CONTINGENCIES (NOTES 5, 12, 13)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock — $.001 par value; 20,000 shares authorized; 763 shares issued and outstanding with a liquidation preference of $335,720 as of December 31, 2005	—	1
Common stock — $.0001 par value; 300,000,000 shares authorized; 86,173,715 shares issued and 86,100,015 outstanding as of December 31, 2006; 85,041,492 shares issued and 84,967,792 shares outstanding as of December 31, 2005	8,617	8,504
Additional paid-in-capital	162,646,592	157,540,755
Deferred compensation	—	(443,579)
Accumulated deficit	(85,352,993)	(29,535,226)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	77,171,921	127,440,160

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,454,418	$201,199,972

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
REVENUES
Gas	$19,851,663	$13,462,977	$2,928,689
Oil	1,187,509	605,330	195,199
Gathering	1,941,059	1,411,259	143,326
Interest income	2,694,719	1,383,859	325,001

Total	25,674,950	16,863,425	3,592,215

OPERATING EXPENSES
Lease operating	3,513,568	870,593	638,267
Gathering operations	2,718,357	1,166,841	267,450
Depletion, depreciation and amortization	10,885,697	4,843,439	1,102,575
Impairment	51,000,000	—	—
General and administrative	9,415,787	5,987,019	4,191,978
Interest expense	3,959,308	4,033,168	1,597,775

Total	81,492,717	16,901,060	7,798,045

NET LOSS	(55,817,767)	(37,635)	(4,205,830)

Preferred stock dividends	(1,393)	(33,347)	(140,853)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(55,819,160)	$(70,982)	$(4,346,683)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.65)	$(0.00)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	85,383,306	72,152,977	63,194,223

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Treasury
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Stock	Total
Balance December 31, 2003	11,734	$12	45,675,936	$4,568	$52,979,325	$(179,766)	$(25,291,761)	$(130,295)	$27,382,083
Conversion of preferred shares to common shares	(9,479)	(10)	5,958,226	596	(586)				—
Issuance of common stock			14,714,787	1,472	20,786,130	(748,157)			20,039,445
Conversion of Convertible Debentures			4,166,665	416	2,503,376				2,503,792
Exercise of common stock options			33,336	3	33,333				33,336
Stock compensation						415,483			415,483
Proceeds from 16b violation					106,858				106,858
Dividends			41,959	4	(61,973)				(61,969)
Net loss	—	—	—	—	—	—	(4,205,830)	—	(4,205,830)

Balance December 31, 2004	2,255	2	70,590,909	7,059	76,346,463	(512,440)	(29,497,591)	(130,295)	46,213,198
Issuance of common stock			12,929,516	1,293	79,449,446	(172,773)			79,277,966
Conversion of preferred shares to common shares	(1,492)	(1)	937,827	94	(93)				—
Exercise of common stock options			583,240	58	1,275,685				1,275,743
Stock compensation					502,601	241,634			744,235
Dividends					(33,347)				(33,347)
Net loss	—	—	—	—	—	—	(37,635)	—	(37,635)

Balance December 31, 2005	763	1	85,041,492	8,504	157,540,755	(443,579)	(29,535,226)	(130,295)	127,440,160
Adoption of SFAS 123(R)					(443,579)	443,579			—
Conversion of preferred shares to common shares	(763)	(1)	479,599	48	(47)				—
Exercise of common stock options			604,161	60	1,591,614				1,591,674
Cancellation of common stock			(82,787)	(8)	(199,278)				(199,286)
Stock compensation			131,250	13	4,158,520				4,158,533
Dividends					(1,393)				(1,393)
Net loss	—	—	—	—	—	—	(55,817,767)	—	(55,817,767)

Balance December 31, 2006	—	$—	86,173,715	$8,617	$162,646,592	$—	$(85,352,993)	$(130,295)	$77,171,921

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,817,767)	$(37,635)	$(4,205,830)
Adjustment to reconcile net loss to net cash provided by (used in) Operating activities
Depletion, depreciation, amortization and impairment expense	61,816,513	4,829,403	1,085,912
Accretion of asset retirement obligation	69,184	14,036	16,663
Stock compensation	4,151,509	744,235	415,483
Amortization of deferred rent expense	(5,734)	48,727	—
Landlord incentive payment	—	30,000	—
Amortization of beneficial conversion feature	—	—	161,514
Amortization of deferred financing costs	503,216	458,167	294,993
Changes in operating assets and liabilities:
Accounts receivable	(4,129,844)	(3,862,148)	(545,681)
Inventory	(114,516)	(173,068)	(1,009,914)
Prepaid expenses	1,064	(186,999)	59,992
Accounts payable	2,376,327	(3,109,102)	1,113,109
Revenue payable	20,286	1,323,376	91,252
Advances from joint interest owners	479,296	1,584,081	891,999
Accrued interest	4	148,959	695,139
Accrued expenses	12,713	323,000	30,000

Net cash provided by (used in) operating activities	9,362,251	2,135,032	(905,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	(79,557,785)	(55,181,914)	(25,736,066)
Cash paid for furniture, fixtures and other	(67,994)	(106,790)	(64,053)
Proceeds from property sales	—	828,102	4,463,161
Investment in short-term investments	—	—	(27,000,000)
Proceeds from the sale of short-term investments	9,000,000	12,000,000	—
Cash designated as restricted	(9,980)	(6,816,967)	(10,313,095)
Cash undesignated as restricted	10,139,000	3,426,042	250,000

Net cash used in investing activities	(60,496,759)	(45,851,527)	(58,400,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options to purchase common stock	1,591,674	1,275,743	33,336
Cash paid for debt issuance costs	(240,262)	(275,378)	(4,636,828)
Preferred dividends	(1,393)	(33,347)	(61,793)
Proceeds from sale of common stock	—	79,693,764	21,500,001
Issuance of convertible notes	—	—	65,000,000
Proceeds from 16b violation	—	—	106,858

Net cash provided by financing activities	1,350,019	80,660,782	81,941,394

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,784,489)	36,944,287	22,635,972

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	62,661,368	25,717,081	3,081,109

END OF PERIOD	$12,876,879	$62,661,368	$25,717,081

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
NOTE 1 — ORGANIZATION
Gasco Energy, Inc. (“Gasco” or the “Company”) is an independent energy company engaged in the exploration, development, and acquisition and production of crude oil and natural gas in the western United States. “Our”, “we”, and “us” as used herein also refer to Gasco Energy, Inc.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Cash and Cash Equivalents
All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.
Restricted Investment
The restricted investment balance as of December 31, 2006 is comprised of $3,575,000 invested in U.S. government securities in an amount sufficient to provide for the payment of two semi-annual scheduled interest payments on the Company’s outstanding 5.5% Convertible Senior Notes (“Notes”), as further described in Note 7. This investment will be held until maturity and the cost of the investment approximates its market value. The restricted investment balance at December 31, 2005 was comprised of $7,140,020 invested in U.S. government securities in an amount sufficient to provide for the payment of four semi-annual scheduled interest payments on the Company’s outstanding Notes, and $6,564,000 of cash invested in cash equivalents as collateral for a one year letter of credit. The letter of credit was obtained in connection with one of the Company’s long-term rig contracts. The collateral for this letter of credit was released during the first quarter of 2006 in connection with the Company’s credit facility further described in Note 6. The non-current portion at December 31, 2005 represented the interest payments that were due after one year.
Short-term Investments
The Company’s short-term investments consist primarily of preferred auction rate securities, which are classified as available-for-sale. Preferred auction rate securities represent preferred shares issued by closed end funds and are typically traded at auctions that are held periodically where the dividend rate for the next period is set. The Company invests in AAA/Aaa rated preferred auctions that have a dividend rate period of 28 days or less. These securities are stated

at fair value based on quoted market prices. The income earned on these investments is included in interest income in the accompanying consolidated financial statements.
Concentration of Credit Risk
The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.
The Company’s receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.
Significant Customers
During the years ended December 31, 2006, 2005 and 2004, over 90% of the Company’s production was sold to one customer, ConocoPhillips Company. However, Gasco does not believe that the loss of a single purchaser, including ConocoPhillips Company, would materially affect the Company’s business because there are numerous other purchasers in the areas in which Gasco sells its production. For the years ended December 31, 2006, 2005 and 2004, purchases by the following company exceeded 10% of the total oil and gas revenues of the Company.

	For the Year Ended December 31,
	2006	2005	2004
ConocoPhillips Company	94%	96%	93%
Inventory
Inventory consists of pipe and tubular goods intended to be used in the Company’s oil and gas operations, and is stated at the lower of cost or market using the average cost valuation method.
Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $353,190, $260,227 and $69,238 of internal costs during the years ended December 31, 2006, 2005 and 2004, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
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
As of December 31, 2006, based on oil and gas prices of $45.53 per barrel and $4.47 per mcf, the full cost pool would have exceeded the above described ceiling by $28,500,000. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas prices at December 31, 2006. As of June 30, 2006, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $59.87 per barrel and $5.42 per mcf. Subsequent commodity price increases were not sufficient to eliminate the need for the impairment and therefore, impairment expense of $51,000,000 was recorded during the quarter ended June 30, 2006.
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
Gathering Assets
Gathering assets are comprised of the costs associated with the construction of the Company’s pipeline and gathering system located in the Riverbend area of Utah. These assets are being depreciated on a units-of-production method based upon estimated proved oil and gas reserves of the wells that are expected to flow through the gathering system.
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
Impairment of Long-lived Assets
The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment. During the year ended December 31, 2006 approximately $3,786,000 of unproved lease costs related primarily to expiring acreage in Wyoming was reclassified to proved property. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.
Deferred Financing Costs
Deferred financing costs include the costs associated with the Company’s issuance of $65,000,000 of Convertible Notes during October 2004, which are being amortized over the seven year life of the notes; and the debt issuance costs incurred in connection with the Company’s credit facility, which are being amortized over the four year term of the credit facility (see Note 6). The Company recorded amortization expense of $503,216 and $458,167 related to these costs during the years ended December 31, 2006 and 2005, respectively.
Financial Instruments
The Company’s financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s Notes are recorded at cost, and the fair value is disclosed in Note 7. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.
Asset Retirement Obligation
The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. Gasco’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

	Year Ended December 31,
	2006	2005	2004
Balance beginning of period	$223,947	$108,566	$142,806
Liabilities incurred	545,879	123,190	29,394
Liabilities settled	—	(21,845)	(25,188)
Revisions in estimated cash flows (a)	69,533	—	(55,109)
Accretion expense	69,184	14,036	16,663

Balance end of period	$908,543	$223,947	$108,566

(a)	Revisions represent our annual reassessment of the expected cash flows and assumptions inherent in the calculation of the asset retirement liability.

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
The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2006 and 2005 were not significant.
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
The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.
Other Comprehensive Income
The Company’s short-term investments are classified as available-for-sale, and are carried on the balance sheet at market value. Unrealized gains and losses, net of deferred income taxes, are generally reported as other comprehensive income and as an adjustment to stockholders’ equity. If a decline in market value below cost is assessed as being other than temporary, such impairment is included in the determination of net income. The Company’s available-for-sale securities are readily marketable and available for use in its operations should the need arise. Therefore, the Company has classified such securities as current assets. As of December 31, 2006 and 2005, the market value of the Company’s short-term investments approximates its cost basis and therefore, there were no unrealized gains and losses included in other comprehensive income during 2006 or 2005.
The Company does not have any other items of other comprehensive income for the years ended December 31, 2006, 2005 and 2004. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.
Income Taxes
The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.
Stock Compensation
The Company adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation” which requires companies to recognize compensation cost for stock-based awards based on estimated fair value of the award, effective January 1, 2006. See Note 3 for further discussion.
Recent Accounting Pronouncements
On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provided guidance on the accounting for and reporting of accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made January 1, 2006. The adoption of SFAS No. 154 had no impact on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective January 1, 2006 for the Company. The adoption of FIN 48 is expected to have an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for the Company on January 1, 2007. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.
On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.
Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss in any of the periods presented.
NOTE 3 — STOCK-BASED COMPENSATION
Gasco had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, through December 31, 2005 for accounting for stock option awards to employees and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic value in the consolidated financial statements. Accordingly, Gasco has recognized compensation expense in the financial statement for awards granted to consultants which must be re-measured each period under the mark-to-market accounting method. Gasco had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, through disclosure only.

On January 1, 2006, Gasco adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Gasco only recorded the impact of forfeitures as they occurred for employee options. Gasco is assuming no forfeitures for employee awards going forward based on the Company’s historical forfeiture experience. For non-employee awards, Gasco is assuming a 3% forfeiture rate for the year ending December 31, 2006. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair market value of the stock on the date of grant.
We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach.
As of December 31, 2006, options to purchase an aggregate of 9,878,502 shares of the Company’s common stock and 365,920 shares of restricted stock were outstanding. These awards were granted during the years from 2001 through 2006 to the Company’s employees, directors and consultants. The options have exercise prices ranging from $1.00 to $6.69 per share. The options vest at varying schedules within five years of their grant date and expire within ten years from the grant date. Stock-based employee compensation expense was $4,152,268, $344,872, and $312,243 and stock-based non-employee compensation expense was $6,264, $399,364, $103,240 before tax for the years ending December 31, 2006, 2005, and 2004. Of this $6,264 of total calculated compensation expense for non-employees for the year ending December 31, 2006, $(759) will be expensed and $7,023 will be capitalized relating to drilling personnel.
The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the year ended December 31, 2006 under SFAS No. 123(R) and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not significant.
The adoption of SFAS No. 123R increased the Company’s basic and diluted net loss attributable to common stockholders per share by $(.05) year ending December 31, 2006. The Company did not recognize a tax benefit from share-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be recognized.

The table below summarizes the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 as if the Company has applied the fair value recognition of SFAS No. 123(R) to the employee based stock awards.

	For the Year Ended December 31,
	2005	2004
Net loss attributable to common shareholders:
As reported	$(70,982)	$(4,346,683)
Add: Stock-based employee compensation included in net loss (a)	344,873	312,243
Less: Stock based employee compensation determined under the fair value based method	(2,920,997)	(757,294)

Pro forma	$(2,647,106)	$(4,791,734)

Net loss per common share:
As reported	$(0.00)	$(0.07)

Pro forma	$(0.04)	$(0.08)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair value of options granted to the Company’s employees and directors during 2006, 2005, and 2004 was calculated using the following assumptions:

Employee Options
	2006	2005	2004
Expected dividend yield	—	—	—
Expected price volatility	85-88%	75-79%	79-87%
Risk-free interest rate	4.64 - 5.08%	3.7-3.9%	3.2-3.9%
Expected life of options	6 years	5 years	5 years
The weighted average grant-date fair value of options granted to employees during 2006, 2005, and 2004 was $3.76, $2.25, and $1.28, respectively.
The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.
Stock Options
The following table summarizes the stock option activity in the equity incentive plans during the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	8,812,667	$2.29	7,043,250	$1.85	5,666,586	$2.07
Granted	1,925,000	$4.97	2,450,000	$3.53	1,410,000	$1.98
Exercised	(604,161)	$2.63	(643,083)	$2.16	(33,336)	$1.00
Forfeited	(186,671)	$4.63	(37,500)	$3.39	0	n/a
Expired	(68,333)	$3.84	0	n/a	0	n/a
Outstanding at the end of year	9,878,502	$2.74	8,812,667	$2.29	7,043,250	$1.85
Exercisable at December 31,	7,543,463	$2.14	6,574,281	$1.97	5,624,417	$1.42
The following table summarizes information related to the outstanding and vested options as of December 31, 2006:

	Outstanding
	Options	Vested Options
Number of shares	9,878,502	7,543,463
Weighted Average Remaining Contractual Life	6.70	5.92
Weighted Average Exercise Price	$2.74	$2.14
Aggregate intrinsic value	$4,666,252	$4,666,252
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing common stock price of $2.45 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
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
As of December 31, 2006, there was $7,943,846 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.15 years.

Restricted Stock
The following table summarizes the restricted stock activity for the years ending December 31, 2006, 2005 and 2004:

	2006		2005		2004
				Weighted		Weighted
		Weighted		Average		Average
	Restricted	Average	Restricted	Fair	Restricted	Fair
	Stock	Fair Value	Stock	Value	Stock	Value
Outstanding at the beginning of the year	565,380	$1.58	695,850	$1.33	375,000	$0.59
Granted	131,250	$3.02	23,700	$6.81	395,850	$1.89
Vested	(305,710)	$0.96	(154,170)	$1.26	(75,000)	$0.59
Forfeited	(25,000)	$2.59	0	n/a	0	n/a
Outstanding at the end of the year	365,920	$2.39	565,380	$1.58	695,850	$1.33
The total fair value of the shares vested during the years ending December 31, 2006, 2005, and 2004 was $293,608, $193,881, and $44,250, respectively.
As of December 31, 2006, there was $465,398 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.12 years.
In connection with the adoption of SFAS No. 123(R), $443,579 of deferred compensation as of December 31, 2005 was reclassified to additional paid-in-capital.
The following table summarizes the stock options outstanding at December 31, 2006.

			Weighted
			Average
	Number of	Number of	Remaining
Range of exercise	Shares	Shares	Contractual Life
Prices per Share	Outstanding	Exercisable	(years)
$1.00 – $1.99	3,130,004	3,130,004	5.5
$2.00 – $2.99	2,001,000	1,876,000	6.0
$3.00 – $3.99	3,267,498	2,464,962	7.1
$4.00 – $4.99	50,000	8,333	9.5
$5.00 – $5.99	1,430,000	64,164	9.3

Total	9,878,502	7,543,463	6.7

NOTE 4 — OIL AND GAS PROPERTY
The Company believes that its drilling activity in the Riverbend area is developmental. The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31,
	2006	2005	2004
Property acquisition costs:
Unproved	$1,285,289	$410,062	$5,021,126
Proved	2,563,862	—	723,9012
Exploration costs	8,543,803	1,064,874	216,165
Development costs	74,877,9292	48,595,0322	17,501,7162

Total	$87,270,883	$50,069,968	$23,462,908

Depletion and impairment expense related to proved properties per equivalent Mcf of production for the years ended December 31, 2006, 2005 and 2004 was $16.22, $2.83 and $2.06, respectively.
At December 31, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following areas:

	2006	2005
Utah	$5,325,051	$3,040,717
Wyoming	6,210,382	9,779,223
California	1,002,634	313,586
Nevada	—	190,186

	$12,538,067	$13,323,712

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

	Balance	Costs Incurred During Years Ended December 31,
	12/31/06	2006	2005	2004	Prior
Acquisition costs	$9,015,405	$1,178,073	$283,114	$5,400,264	$2,153,954
Exploration costs	3,522,662	2,205,099	791,914	219,936	305,713

Total	$12,538,067	$3,383,172	$1,075,028	$5,620,200	$2,459,667

The Company’s drilling activities are located primarily in the Riverbend Area of Utah, and the

Company plans to drill approximately 35 gross wells in this area during 2007. The Company also plans to drill one well in Wyoming during 2007. The unproved costs associated with the Company’s drilling projects will be transferred to proved properties as the wells are drilled during the next five to ten years.
NOTE 5 — PROPERTY ACQUISITIONS
In August 2006, Gasco acquired certain gathering assets and producing properties associated with the Riverbend Project in the Uinta Basin of Utah for a cash purchase price of $4,875,000, plus settlement for production from the effective date. The acquisition included approximately 21 miles of 4” to 8” mainline gathering pipelines and 24 oil and gas wells. In the transaction, Gasco acquired approximately 1.6 billion cubic feet equivalent of proved reserves. The acquisition has no effect on gross acreage leasehold positions and a negligible effect on net acreage leasehold totals. The transaction closed on August 14, 2006, with an effective date of July 1, 2006.
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
See Note 13 — Commitments for further discussion.
NOTE 6 — CREDIT FACILITY
On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250,000,000 Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders named therein. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of our subsidiaries and mortgages on substantially all of our oil and gas properties. We have not borrowed any funds under the Credit Agreement since the time of its execution.
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
The Company incurred $240,262 in debt issuance costs associated with this facility. These costs have been recorded as deferred financing costs in the accompanying financial statements and are being amortized over the four year term of the credit facility. The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.
NOTE 7 — CONVERTIBLE SENIOR NOTES
On October 20, 2004 (the “Issue Date”), the Company closed the private placement of $65,000,000 in aggregate principal amount of its 5.50% Convertible Senior Notes due 2011 (the “Notes”) pursuant to an Indenture dated as of October 20, 2004 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The amount sold consisted of $45,000,000 principal amount originally offered plus the exercise by the initial purchasers of their option to purchase an additional $20,000,000 principal amount. The Notes were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.
The Notes are convertible into Company Common Stock, $.0001 par value per share (“Common Stock”), at any time prior to maturity at a conversion rate of 250 shares of Common Stock per

$1,000 principal amount of Notes (equivalent to a conversion price of $4.00 per share), which is subject to certain anti-dilution adjustments.
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
The Company, at its option, may at any time on or after October 10, 2009, in whole, and from time to time in part, redeem the Notes on not less than 20 nor more than 60 days’ prior notice mailed to the holders of the Notes, at a redemption price equal to 100% of the principal amount of Notes to be redeemed plus any accrued and unpaid interest to but not including the redemption date, if the closing price of the Common Stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30 trading-day period.
Upon a “change of control” (as defined in the Indenture), each holder of Notes can require the Company to repurchase all of that holder’s notes 45 days after the Company gives notice of the change of control, at a repurchase price equal to 100% of the principal amount of Notes to be repurchased plus accrued and unpaid interest to, but not including, the repurchase date, plus a make-whole premium under certain circumstances described in the Indenture.
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
The Notes are unsecured (except as described above) and unsubordinated obligations of the Company and rank on a parity (except as described above) in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The Notes effectively rank junior to any future secured indebtedness and junior to the Company’s subsidiaries’ liabilities. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of the Company’s securities or the incurrence of indebtedness.
Upon a continuing event of default, the trustee or the holders of 25% principal amount of a series of Notes may declare the Notes immediately due and payable, except that a default resulting from the Company’s entry into a bankruptcy, insolvency or reorganization will automatically cause all Notes under the Indenture to become due and payable.
The fair value of the Notes is $65,000,000 as of December 31, 2006.

The Notes are due in 2011 and therefore the entire balance of $65,000,000 matures in five years.
NOTE 8 — STOCKHOLDERS’ EQUITY
The Company’s capital stock as of December 31, 2006 and 2005 consists of 300,000,000 authorized shares of common stock, par value $0.0001 per share, and 20,000 authorized shares of Series B Convertible Preferred stock, par value $0.001 per share.
Series B Convertible Preferred Stock — As of December 31, 2006, Gasco had no shares of Series B Preferred Stock (“Preferred Stock”) issued and outstanding. All of the Preferred stock was converted by the holders thereof into 479,599 shares of common stock during January 2006. The Preferred Stock was entitled to receive dividends at the rate of 7% per annum payable semi-annually in cash, additional shares of Preferred Stock or shares of common stock at the Company’s option. The conversion price of the Preferred Stock was $0.70 per common share, and the shares of the Preferred Stock were convertible into Gasco common shares at any time at the holder’s election. The Preferred Stock voted as a class on issues that affected the Preferred Stockholders’ interests and voted with shares of common stock on all other issues on an as-converted basis. Additionally, the holders of the Preferred Stock exercised their right to elect one member to Gasco’s board of directors during March 2003.
During the year ended December 31, 2006, the Company paid $1,393 of cash dividends to the holders of its Preferred Stock.
Common Stock — Gasco has 86,173,715 shares of Common Stock issued, 86,100,015 shares outstanding and 73,700 shares held in treasury as of December 31, 2006. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, while the Preferred Stock was outstanding, the holders of the Preferred Stock were entitled to vote with shares of common stock on an as-converted basis. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.
The Company’s common stock equity transactions during 2006 and 2005 are described as follows:
During the fourth quarter of 2006, the Company’s Board of Directors approved the issuance of 131,250 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan (“Restricted Stock Plan”), to certain of the Company’s officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.

The compensation expense related to the restricted stock was measured on the issuance date using the trading price of the Company’s common stock on that date and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company had 365,920 unvested shares of restricted stock outstanding as of December 31, 2006.
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
During 2006, 82,787 shares of the Company’s common stock were cancelled in satisfaction of the income tax liability of $199,286 associated with the vesting of restricted stock.
During 2006, the Company issued 604,161 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.61 per common share to $3.70 per common share for total proceeds of $1,591,674.
During January 2006, certain holders of the Company’s Preferred Stock converted the remaining 763 shares of Preferred Stock outstanding into 479,599 shares of common stock.
During 2005, the Company’s Board of Directors approved the issuance of 23,700 shares of common stock, under the Restricted Stock Plan to certain of the Company’s officers and employees. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason.
On November 23, 2005, we closed a public offering of 12,500,000 shares of common stock at a price to the public of $6.50 per share. We also granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of our common stock solely to cover over-allotments. The underwriters exercised this option for an additional 429,400 shares of common stock and this transaction was closed on December 6, 2005. The net proceeds from this offering, after underwriting discount and offering costs were $79,449,446. These proceeds were used to fund capital expenditures for the development and exploration of Gasco’s oil and natural gas properties and the development associated infrastructure, working capital and general corporate purposes.
During 2005, the Company issued 583,240 shares of common stock in connection with the exercise of options to purchase shares of common stock at strike prices ranging from $1.00 per common share to $3.91 per common share for total proceeds of $1,275,685.

During 2005, certain holders of the Company’s Preferred Stock converted 1,492 shares of Preferred Stock into 937,827 shares of common stock in accordance with the terms of such Preferred Stock.
NOTE 10 — STATEMENT OF CASH FLOWS
During the year ended December 31, 2006, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $615,412.

-	Stock based compensation of $7,023 capitalized as proved property.

-	Additions to oil and gas properties included in accounts payable of $10,755,910.

-	Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

-	Cancellation of 82,787 shares of common stock in satisfaction of the income tax liability of $199,286 associated with the vesting of restricted stock.

-	Write-off of fully depreciated furniture and fixtures of $2,592.
During the year ended December 31, 2005, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $123,190.

-	Additions to oil and gas properties included in accounts payable of $2,007,522.

-	Reduction in the asset retirement obligation of $21,845 representing the plugging and abandonment activity during 2005.

-	Conversion of 1,492 shares of Preferred Stock into 937,827 shares of common stock.

-	Write-off of fully depreciated furniture and fixtures of $89,773.
During the year ended December 31, 2004, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Conversion of $2,500,000 of Convertible Debentures issued in October 2003 into 4,166,665 shares of common stock.

-	Additions to oil and gas properties included in accounts payable of $2,556,624.

-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $29,394.

-	Reduction in the asset retirement obligation of $25,188 representing the sale of certain property interests discussed above and a reduction of $55,109 representing a revision to the Company’s asset retirement obligation.

-	Conversion of 9,479 shares of Preferred Stock into 5,958,226 shares of common stock.

-	Issuance of 41,959 shares of common stock in payment of the June 30, 2004 Preferred Stock dividend.

-	Issuance of 395,850 shares of restricted common stock to certain of the Company’s employees.

-	Write – off of fully depreciated furniture and fixtures of $71,514.
Cash paid for interest was $3,687,124, $3,575,000 and $463,769 for the years ended December 31, 2006, 2005 and 2004, respectively. There was no cash paid for income taxes in any of the years ended December 31, 2006, 2005 and 2004.
NOTE 11 – INCOME TAXES
A provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Deferred taxes:
Federal	(18,026,132)	(189,075)	(1,371,000)
State	(2,655,462)	(783)	(157,580)
Less: valuation allowance	20,681,594	189,858	1,528,580

Net income tax provision (benefit)	$—	$—	$—

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for the years ended December 31, 2006, 2005 and 2004 is summarized below:

	2006	2005	2004
Tax provision (benefit) at federal statutory rate	$(19,536,218)	$(13,172)	$(1,429,982)
State taxes, net of federal tax effects	(1,726,051)	(509)	(104,032)
Change in Tax Rate from Prior Year	—	(182,551)	—
Other Permanent items	580,675	6,374	5,434
Valuation allowance	20,681,594	189,858	1,528,580

Net income tax provision (benefit)	$—	$—	$—

The components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2006	2005
Deferred tax assets:
Federal and state net operating loss carryovers	$20,236,268	$12,232,737
Oil and gas property impairment	20,647,375	—
Deferred rent	29,241	30,727
Deferred compensation	1,420,625	589,306

Total deferred tax assets	42,333,509	12,852,770
Less: valuation allowance	(28,827,261)	(8,134,543)

	13,506,248	4,718,227
Deferred tax liabilities:
Oil and gas property	7,178,935	2,177,627
Other property, plant & equipment	5,211,582	2,327,118
Other	1,151,731	213,482

Total deferred tax liabilities	13,506,248	4,718,227

Net deferred tax asset	$—	$—

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

NOTE 12 – RELATED PARTY TRANSACTIONS
On October 11, 2004, the Board of Directors of Gasco, other than Mr. Erickson and Mr. Bruner, approved a transaction pursuant to which Marc Bruner, the chairman of Gasco’s Board of Directors, and Mark Erickson, a director and President and Chief Executive Officer of Gasco, agreed to transfer to Gasco their rights to receive certain overriding royalty interests in its properties in exchange for the grant to each of them of options to purchase 100,000 shares of Gasco common stock at the market price on the date of grant. Messrs. Bruner and Erickson subsequently agreed to transfer, and transferred such rights to Gasco for no options or other consideration.
For each individual, these interests range between .06% and 0.6% of Gasco’s working interest in certain of its Utah and Wyoming properties. Gasco will also agree to convey equivalent royalty interests to Mr. Bruner and Mr. Erickson, or either of them, in the event that it sells any of the property subject to the royalty interests, upon certain change of control events or upon the involuntary termination of either individual. Mr. Bruner and Mr. Erickson acquired these rights under a Trust Termination and Distribution Agreement, dated December 31, 2002, with respect to the Pannonian Employee Royalty Trust (“Royalty Trust”). The Royalty Trust had been established by Pannonian Energy, Inc. (“Pannonian”) prior to Pannonian becoming a wholly owned subsidiary of Gasco, to provide additional compensation to the employees and founding directors of Pannonian, which included Mr. Bruner and Mr. Erickson, in the form of oil and gas interests. The terms of the Trust Termination and Distribution Agreement (“Termination Agreement”) required Gasco to assign to the participants of the Royalty Trust overriding royalty interests that arise out of the production of oil and gas from certain properties as a result of future drilling. The transaction was reviewed and approved by Gasco’s Audit Committee and was signed by Mr. Erickson and Mr. Bruner on December 23, 2004.
During May 2004, the Company’s Board of Directors authorized the payment of approximately $65,000 to the chairman of the Gasco Board of Directors as reimbursement of legal fees paid by the chairman for legal services provided to the Company.
During the each of years ended December 31, 2006, 2005 and 2004, the Company paid $120,000 in consulting fees to a company owned by a director of Gasco. This consulting agreement was terminated effective January 1, 2007.
Certain of the Company’s directors and officers have working and/or overriding royalty interests in oil and gas properties in which the Company has an interest. It is expected that the directors and officers may participate with the Company in future projects. All participation by directors and officers will continue to be approved by the disinterested members of the Company’s Board of Directors.
NOTE 13 — COMMITMENTS
The Company leases approximately 8,776 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2010. The average rent for this space over the life of the lease is approximately $129,300 per year. The Company is currently in negotiations to lease additional space in its current location.
The following table shows the annual rentals per year for the life of the lease.

Year Ending December 31,	Annual Rentals
2007	$133,927
2008	141,120
2009	148,313
2010	63,046
2011	—
Thereafter	—

$486,406

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

The future contractual obligations under the rig contracts are summarized below:

Annual Drilling
Year Ending December 31,	Obligations
2007	$21,613,875
2008	7,665,000
2009	7,665,000
2010	1,239,000

Total	$38,182,875

Gasco has entered into a contract with a gas purchaser to sell its production at current prices. The contract requires Gasco to deliver a minimum amount of production each month, however, the Company has elected the normal purchase and sale exemption under paragraph 10(b) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” because the Company anticipates that (1) it will produce the volumes required to be delivered under the terms of the contacts, (2) it is probable the delivery will be made to the counterparties and (3) the counterparties will fulfill their contractual obligations under the terms of the contracts. As such, the Company is not required to treat the contract as a derivative and the contract will not be marked to market under the provisions of SFAS No. 133.
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of 11,000,000 shares of the Company common stock valued at approximately $30,000,000 based on the closing price of Gasco’s stock on September 20, 2006. As a result of the acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately 12,495 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. Gasco may issue additional shares of our common stock upon exercise of certain Brek options and warrants that we intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek’s President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

NOTE 14 — EMPLOYEE BENEFIT PLANS
The Company adopted a 401(k) profit sharing plan (the “Plan”) in October 2001, available to employees who meet the Plan’s eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of each participating employee’s compensation to the Plan. The contributions made by the Company totaled $76,685, $58,110 and $36,225 during the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE 15 – SELECTED QUARTERLY INFORMATION (Unaudited)
The following represents selected quarterly financial information for the years ended December 31, 2005 and 2006.

	For the Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,
Gross revenue	$1,285,347	$2,548,900	$4,696,727	$8,458,948
Net revenue from oil and gas operations	544,115	1,796,945	3,927,771	7,173,301
Net income (loss)	(1,700,128)	(998,867)	649,303	2,012,057
Net income (loss) per share basic and diluted	(0.02)	(0.01)	0.01	0.02
The increase in gross revenue, net revenue from oil and gas operations and net income is due to the Company’s drilling activity during the year as described above and the increase in average oil and gas prices during 2005. The Company’s number of gross producing wells increased from 21 gross producing wells at December 31, 2004 to 42 gross producing wells at December 31, 2005. Additionally, the average oil and gas prices increased from $5.79 per mcf and $38.43 per bbl during 2004 to $8.16 per mcf and $56.91 per bbl during 2005.

	For the Quarter Ended
2006	March 31,	June 30,		September 30,	December 31,
Gross revenue	$7,259,522	$5,784,328		$6,058,733	$6,572,367
Net revenue from oil and gas operations	5,495,008	3,740,996		3,597,027	3,915,275
Net loss	(177,157)	(53,036,083	)a	(786,759)	(1,817,768)
Net loss per share basic and diluted	(0.00)	(0.62)		(0.01)	(0.02)
a – The increase in the Company’s net loss during the second quarter as compared with the other quarters is primarily due to the $51,000,000 impairment recorded at June 30, 2006 as further discussed in Note 2.

NOTE 16 — CONSOLIDATING FINANCIAL STATEMENTS
On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended in a Form S-3/A that was filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (“Guarantor Subsidiaries”).
Set forth below are the condensed consolidating financial statements of Gasco, the parent, and the Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,831,082	$2,045,797	$—	$12,876,879
Restricted investment	3,575,000	—	—	3,575,000
Short-term investments	6,000,000	—	—	6,000,000
Accounts receivable	—	9,037,036	—	9,037,036
Inventory	—	1,297,498	—	1,297,498
Prepaid expenses	618,505	25,985	—	644,490

Total	21,024,587	12,406,316	—	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	7,024	159,400,457	—	159,407,481
Unproved mineral interests	506,049	12,032,018	—	12,538,067
Wells in progress	—	5,215,252	—	5,215,252
Gathering assets	—	12,703,346	—	12,703,346
Facilities and equipment	—	8,492,632	—	8,492,632
Furniture, fixtures and other	241,009	—	—	241,009

Total	754,082	197,843,705	—	198,597,787

Less accumulated depreciation, depletion and amortization	(101,985)	(68,843,794)	—	(68,945,779)

Total	652,097	128,999,911	—	129,652,008

OTHER ASSETS
Deferred financing costs	2,371,507	—	—	2,371,507
Intercompany	154,960,689	(154,960,689)	—	—

Total	157,332,196	(154,960,689)	—	2,371,507

TOTAL ASSETS	$179,008,880	$(13,554,462)	—	$165,454,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$218,366	$16,009,690	$—	$16,228,056
Revenue payable	—	1,678,427	—	1,678,427
Advances from joint interest owners	—	2,955,376	—	2,955,376
Accrued interest	844,102	—	—	844,102
Accrued expenses	595,000	—	—	595,000

Total	1,657,468	20,643,493	—	22,300,961

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Asset retirement obligation	—	908,543	—	908,543
Deferred rent expense	72,993	—	—	72,993

Total	65,072,993	908,543	—	65,981,536

STOCKHOLDERS’ EQUITY
Common stock	8,617	—	—	8,617
Other	112,269,802	(35,106,498)	—	77,163,304

Total	112,278,419	(35,106,498)	—	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,008,880	$(13,554,462)	$—	$165,454,418

Condensed Consolidating Balance Sheet
As of December 31, 2005
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,314,343	$3,347,025	—	$62,661,368
Restricted investment	10,139,000	—	—	10,139,000
Short-term investments	15,000,000	—	—	15,000,000
Accounts receivable	—	4,907,192	—	4,907,192
Inventory	—	1,182,982	—	1,182,982
Prepaid expenses	645,229	325	—	645,554

Total	85,098,572	9,437,524	—	94,536,096

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	—	83,972,300	—	83,972,300
Unproved mineral interests	274,540	13,049,172	—	13,323,712
Gathering assets	—	4,831,050	—	4,831,050
Equipment	—	5,148,388	—	5,148,388
Furniture, fixtures and other	175,607	—	—	175,607

Total	450,147	107,000,910	—	107,451,057

Less accumulated depreciation, depletion and amortization	(46,064)	(6,940,598)	—	(6,986,662)

Total	404,083	100,060,312	—	100,464,395

OTHER ASSETS
Restricted investment	3,565,020	—	—	3,565,020
Deferred financing costs	2,634,461	—	—	2,634,461
Intercompany	103,081,444	(103,081,444)	—	—

Total	109,280,925	(103,081,444)	—	6,199,481

TOTAL ASSETS	$194,783,580	$6,416,392	$—	$201,199,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$785,373	$2,310,446	$—	$3,095,819
Revenue payable	—	1,658,141	—	1,658,141
Advances from joint interest owners	—	2,476,080	—	2,476,080
Accrued interest	844,098	—	—	844,098
Accrued expenses	383,000	—	—	383,000

Total	2,012,471	6,444,667	—	8,457,138

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Asset retirement obligation	—	223,947	—	223,947
Deferred rent expense	78,727	—		78,727

Total	65,078,727	223,947	—	65,302,674

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock	1	—	—	1
Common stock	8,504	—	—	8,504
Other	127,683,877	(252,222)	—	127,431,655

Total	127,692,382	(252,222)	—	127,440,160

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,783,580	$6,416,392	$—	$201,199,972

Consolidating Statements of Operations

		Guarantor
For the Year Ended December 31, 2006	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$21,039,172	$—	$21,039,172
Gathering	—	4,344,616	(2,403,557)	1,941,059
Interest income	2,693,955	764	—	2,694,719

Total	2,693,955	25,384,552	(2,403,557)	25,674,950

OPERATING EXPENSES
Lease operating	—	5,917,125	(2,403,557)	3,513,568
Gathering operations	—	2,718,357	—	2,718,357
Depletion, depreciation and amortization	58,513	10,827,184	—	10,885,697
Impairment		51,000,000		51,000,000
General and administrative	9,415,787	—	—	9,415,787
Interest expense	3,959,308	—	—	3,959,308

Total	13,433,608	70,462,666	(2,403,557)	81,492,717

NET LOSS	(10,739,653)	(45,078,114)	—	(55,817,767)
Preferred stock dividends	(1,393)	—	—	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,741,046)	$(45,078,114)	$—	$(55,819,160)

		Guarantor
For the Year Ended December 31, 2005	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$14,068,307	$—	$14,068,307
Gathering	—	2,258,206	(846,947)	1,411,259
Interest income	1,383,740	119	—	1,383,859

Total	1,383,740	16,326,632	(846,947)	16,863,425

OPERATING EXPENSES
Lease operating	—	1,717,540	(846,947)	870,593
Gathering operations	—	1,166,841		1,166,841
Depletion, depreciation and amortization	45,648	4,797,791		4,843,439
General and administrative	5,987,019	—	—	5,987,019
Interest expense	4,033,168	—	—	4,033,168

Total	10,065,835	7,682,172	(846,947	16,901,060

NET INCOME (LOSS)	(8,682,095)	8,644,460	—	(37,635)
Preferred stock dividends	(33,347)	—	—	(33,347)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,715,442)	$8,644,460	$—	$(70,982)

Consolidating Statements of Operations

		Guarantor
For the Year Ended December 31, 2004	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$3,123,888	$—	$3,123,888
Interest income	—	143,326	—	143,326

Total	324,897	104	—	325,001

	324,897	3,267,318		3,592,215

OPERATING EXPENSES			—
Lease operating	—	638,267	—	638,267
Gathering operations	—	267,450	—	267,450
Depletion, depreciation and amortization	12,132	1,090,443	—	1,102,575
General and administrative	2,714,031	1,477,947	—	4,191,978
Interest expense	1,597,775	—	—	1,597,775

Total	4,323,938	3,474,107	—	7,798,045

NET LOSS	(3,999,041)	(206,789)	—	(4,205,830)
Preferred stock dividends	(140,853)	—	—	(140,853)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,139,894)	$(206,789)	$—	$(4,346,683)

Consolidating Statements of Cash Flows

		Guarantor
For the Year Ended December 31, 2006	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(7,015,061)	$16,377,312	$—	$9,362,251

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(67,994)	—	—	(67,994)
Cash paid for acquisitions, development and exploration	—	(79,557,785)	—	(79,557,785)
Proceeds from sale of short-term investments	9,000,000	—	—	9,000,000
Cash designated as restricted	(9,980)	—	—	(9,980)
Cash undesignated as restricted	10,139,000	—	—	10,139,000

Net cash provided by (used) in investing activities	19,061,026	(79,557,785)	—	(60,496,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends	(1,393)	—	—	(1,393)
Cash paid for offering costs	(240,262)	—	—	(240,262)
Exercise of options to purchase common stock	1,591,674	—	—	1,591,674
Intercompany	(61,879,245)	61,879,245	—	—

Net cash provided by financing activities	(60,529,226)	61,879,245	—	1,350,019

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,483,261)	(1,301,228)		(49,784,489)
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	59,314,343	3,347,025	—	62,661,368

END OF PERIOD	$10,831,082	$2,045,797	$—	$12,876,879

		Guarantor
For the Year Ended December 31, 2005	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(7,222,953)	$9,357,985	$—	$2,135,032

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(106,790)	—	—	(106,790)
Cash paid for acquisitions, development and exploration	—	(55,181,914)	—	(55,181,914)
Proceeds from property sales	—	828,102	—	828,102
Proceeds from sale of short-term investments	12,000,000	—	—	12,000,000
Cash designated as restricted	(6,816,967)	—	—	(6,816,967)
Cash undesignated as restricted	3,426,042	—	—	3,426,042

Net cash provided by (used) in investing activities	8,502,285	(54,353,812)	—	(45,851,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	79,693,764			79,693,764
Preferred dividends	(33,347)	—	—	(33,347)
Cash paid for offering costs	(275,378)	—	—	(275,378)
Exercise of options to purchase common stock	1,275,743	—	—	1,275,743
Intercompany	(45,982,844)	45,982,844	—	—

Net cash provided by financing activities	34,677,938	45,982,844	—	80,660,782

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,957,270	987,017		36,944,287
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	23,357,073	2,360,008	—	25,717,081

END OF PERIOD	$59,314,343	$3,347,025	$—	$62,661,368

Consolidating Statements of Cash Flows

		Guarantor
For the Year Ended December 31, 2004	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(456,645)	$(448,724)	$—	$(905,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(64,053)	—	—	(64,053)
Cash paid for acquisitions, development and exploration	—	(25,736,066)	—	(25,736,066)
Proceeds from property sales	—	4,463,161	—	4,463,161
Investment in short-term investments	(27,000,000)	—	—	(27,000,000)
Cash designated as restricted	(10,313,095)	—	—	(10,313,095)
Cash undesignated as restricted	250,000	—	—	250,000

Net cash used in investing activities	(37,127,148)	(21,272,905)	—	(58,400,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible notes	65,000,000	—	—	65,000,000
Preferred dividends	(61,973)	—		(61,973)
Exercise of options to purchase common stock	33,336	—		33,336
Proceeds from sale of common stock	21,500,001	—		21,500,001
Cash paid for offering costs	(4,636,828)	—	—	(4,636,828)
Proceeds from 16b violation	106,858	—	—	106,858
Intercompany	(23,700,657)	23,700,657	—	—

Net cash provided by financing activities	58,240,737	23,700,657	—	81,941,394

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,656,944	1,979,028	—	22,635,972
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	2,700,129	380,980	—	3,081,109

END OF PERIOD	$23,357,073	$2,360,008	$—	$25,717,081

NOTE 17 — SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)
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

Reserve Quantities

	Gas	Oil
	Mcf	Bbls
Proved Reserves:
Balance, December 31, 2003	13,601,003	100,987
Extensions and discoveries	26,788,308	168,451
Revisions of previous estimates (a)	(4,940,340)	(28,898)
Sales of reserves in place	(2,879,772)	(23,712)
Purchases of reserves in place	7,636,924	62,326
Production	(505,967)	(5,080)

Balance, December 31, 2004	39,700,156	274,074
Extensions and discoveries	49,217,928	222,943
Revisions of previous estimates (b)	(12,814,086)	(109,093)
Sales of reserves in place	—	—
Purchases of reserves in place	—	—
Production	(1,648,870)	(10,636)

Balance, December 31, 2005	74,455,128	377,288
Extensions and discoveries	16,006,692	97,529
Revisions of previous estimates (c)	(47,010,172)	(212,400)
Sales of reserves in place	—	—
Purchases of reserves in place	210,954	129,810
Production	(3,686,638)	(21,646)

Balance, December 31, 2006	39,975,964	370,581

Proved Developed Reserves
Balance, December 31, 2006	38,817,964	370,581

Balance, December 31, 2005	18,974,697	111,655

Balance, December 31, 2004	8,163,127	69,752

(a)	The revisions of previous estimates during 2004 relate to the write down of the reserves related to two wells and their offset locations resulting from scale deposits in the wellbores.

(b)	The majority of the revisions of previous estimates during 2005 are comprised of the following:
•	Four proved undeveloped locations were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

•	Six proved undeveloped locations were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

•	Two proved developed non-producing completions significantly underperformed previous forecasts.
(c)	The majority of the revisions of previous estimates were a result of the following:

-	Fifty gross locations previously classified as proved undeveloped were omitted from the 2006 reserve report because these locations did not yield a positive net present value at a discount rate of 10% at the current estimated capital investment based on recent historical data to drill and complete wells in this area.
-	Four gross locations previously classified as proved undeveloped were developed in 2006 and two gross proved undeveloped locations were added.
Standardized Measure of Discounted Future Net Cash Flows

	December 31,
	2006	2005	2004
Future cash flows	$195,545,000	$618,843,800	$231,958,400
Future production and development costs	(69,135,000)	(300,991,100)	(123,579,100)
Future income taxes	—	(23,006,800)	—

Future net cash flows before discount	126,410,000	294,845,900	108,379,300

10% discount to present value	(63,242,800)	(190,224,900)	(76,077,700)

Standardized measure of discounted future net cash flows	$63,167,200	$104,621,000	$32,301,600

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Standardized measure of discounted future net cash flows at the beginning of year	$104,621,000	$32,301,600	$16,195,100
Sales of oil and gas produced, net of production Costs	(17,525,604)	(13,197,714)	(2,485,621)
Net changes in prices and production costs	(110,791,730)	28,283,823	(4,045,575)
Extensions and discoveries, net of future production and development costs	26,686,765	107,380,301	34,439,255
Previously estimated development costs incurred	9,571,134	(1,681,163)	17,499,346
Changes in estimated future development costs	127,888,117	(34,138,277)	(62,687,146)
Revisions of previous quantity estimates	(77,662,093)	(28,607,463)	(1,055,871)
Purchases of reserves in place	1,592,041	—	1,654,068
Sales of reserves in place	—	—	(623,985)
Net change in income taxes	3,225,000	(3,225,000)	—
Accretion of discount	13,773,265	3,214,885	1,619,510
Other	(18,210,695)	14,290,008	31,792,519

Standardized measure of discounted future net cash flows at the end of year	$63,167,200	$104,621,000	$32,301,600

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
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
     In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found below.
Management’s Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures my deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set for by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.
     The Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

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
President & Chief Executive Officer
W. King Grant
Chief Financial Officer
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Gasco Energy, Inc.
Englewood, Colorado
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Gasco Energy, Inc. (“Gasco”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gasco’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Gasco Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Gasco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Gasco Energy, Inc. and our report dated February 27, 2007 expressed an unqualified opinion.
/s/ Hein & Associates LLP
Denver, Colorado
February 27, 2007

ITEM 9B —	OTHER INFORMATION
None.
PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company’s 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 —	EXECUTIVE COMPENSATION
The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company’s 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company’s 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company’s 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the definitive proxy statement of Gasco relating to the Company’s 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. See “Index to Financial Statements” under Item 8 on page 101.
2. Financial Statement Schedules – none.
3. Exhibits – See Index to Exhibits, below.
INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321).

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

# 10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).

# 10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

# 10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

10.9	Muddy Creek Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.10	CD Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.11	Gamma Ray Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.12	Sublette County, WY AMI Agreement dated August 22, 2001 between Gasco, Alpine Gas Company and Burlington Oil and Gas Company (Filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.13	Lead Contractor Agreement dated January 24, 2002, between Gasco and Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.14	Property Purchase Agreement, dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (Filed as Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321).

10.15	Purchase Agreement, dated as of July 16, 2002, among the Company, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders (Filed as Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321).

10.16	Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership. (Filed as Exhibit 10.22 to the Company’s Form S-1 dated August 15, 2002, filed on August 17, 2002, File No. 333-98759).

10.17	Financial Advisory Services Agreement dated August 22, 2002, between the Company and Energy Capital Solutions LLC. (Filed as Exhibit 10.23 to the Company’s Form S-1 dated August 16, 2002, filed on August 17, 2002 File No. 333-98759).

10.18	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

10.19	Joint Value Enhancement Agreement by and among Pannonian Energy Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2004, File No. 000-26321).

#10.20	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*23.2	Consent of Hein & Associates LLP

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.		Dated: April 4, 2007

By:	/s/ Mark A. Erickson

Mark A. Erickson, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Erickson Mark A. Erickson	Director and President and Chief Executive Officer	April 4, 2007

/s/ Marc A. Bruner	Director	April 4, 2007
Marc A. Bruner

/s/ Carl Stadelhofer Carl Stadelhofer	Director	April 4, 2007

/s/ W. King Grant W. King Grant	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 4, 2007

/s/ Carmen Lotito Carmen (“Tony”) Lotito	Director	April 4, 2007

/s/ Charles B. Crowell Charles B. Crowell	Director	April 4, 2007

/s/ Richard S. Langdon Richard S. Langdon	Director	April 4, 2007

/s/ R. J. Burgess R.J. Burgess	Director	April 4, 2007

/s/ John A. Schmit John A. Schmit	Director	April 4, 2007

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

# 10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

# 10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

# 10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

# 10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

10.9	Muddy Creek Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.10	CD Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.11	Gamma Ray Exploration Agreement dated August 15, 2001, between Gasco, Shama Zoe Limited Partnership and Burlington Oil and Gas Company (Filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.12	Sublette County, WY AMI Agreement dated August 22, 2001 between Gasco, Alpine Gas Company and Burlington Oil and Gas Company (Filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.13	Lead Contractor Agreement dated January 24, 2002, between Gasco and Halliburton Energy Services, Inc. (Filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

10.14	Property Purchase Agreement, dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (Filed as Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321).

10.15	Purchase Agreement, dated as of July 16, 2002, among the Company, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders (Filed as Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321).

10.16	Amendment No. 1 to Property Purchase Agreement dated as of August 9, 2002 between the Company and Shama Zoe Limited Partnership. (Filed as Exhibit 10.21 to the Company’s Form S-1 dated November 15, 2002, filed on November 15, 2002, File No. 333-98759)).

10.17	Financial Advisory Services Agreement dated August 22, 2002, between the Company and Energy Capital Solutions LLC. (Filed as Exhibit 10.23 to the Company’s Form S-1 dated August 16, 2002, filed on August 17, 2002 File No. 333-98759).

10.18	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

10.19	Joint Value Enhancement Agreement by and among Pannonian Energy Inc., M-I, LLC, Nabors Drilling USA, LP, Pool Well Services Co., Red Oak Capital Management LLC and Schlumberger Technology Corporation dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2004, File No. 000-26321).

#10.20	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*23.2	Consent of Hein & Associates LLP

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensatory plans or arrangements.