Form 10-Q
period 2007-03-31
GASCO ENERGY INC
filed 2007-05-02
CIK 1086319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 0-26321
GASCO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0204105
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8 Inverness Drive East, Suite 100, Englewood,	Colorado 80112
(Address of principal executive offices)	(Zip Code)
(303) 483-0044
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of Common shares outstanding as of May 1, 2007:                                  96,100,015

ITEM I – FINANCIAL INFORMATION
PART 1 – FINANCIAL STATEMENTS
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,497,785	$12,876,879
Restricted investment	3,575,000	3,575,000
Short-term investments	—	6,000,000
Accounts receivable
Joint interest billings	2,430,997	5,955,186
Revenue	3,714,216	3,081,850
Inventory	2,117,976	1,297,498
Prepaid expenses	494,962	644,490

Total	18,830,936	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	173,230,202	159,407,481
Unproved mineral interests	13,961,554	12,538,067
Wells in progress	7,220,992	5,215,252
Gathering assets	13,156,647	12,703,346
Facilities and equipment	8,833,033	8,492,632
Furniture, fixtures and other	249,248	241,009

Total	216,651,676	198,597,787
Less accumulated depletion, depreciation, amortization and impairment	(71,370,403)	(68,945,779)

Total	145,281,273	129,652,008

OTHER ASSETS
Deferred financing costs	2,241,949	2,371,507

TOTAL ASSETS	$166,354,158	$165,454,418

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,591,509	$16,228,056
Revenue payable	1,513,762	1,678,427
Advances from joint interest owners	1,182,298	2,955,376
Accrued interest	1,737,853	844,102
Accrued expenses	345,735	595,000

Total	10,371,157	22,300,961

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	12,000,000	—
Asset retirement obligation	957,634	908,543
Deferred rent expense	68,061	72,993

Total	78,025,695	65,981,536

STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 300,000,000 shares authorized; 86,173,715 shares issued and 86,100,015 outstanding as of March 31, 2007 and December 31, 2006	8,617	8,617
Additional paid-in capital	163,608,151	162,646,592
Accumulated deficit	(85,529,167)	(85,352,993)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	77,957,306	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,354,158	$165,454,418

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES
Gas	$5,471,938	$5,697,115
Oil	380,767	232,562
Gathering	486,666	483,139
Interest income	100,360	846,706

Total	6,439,731	7,259,522

OPERATING EXPENSES
Lease operating	596,262	530,015
Gathering operations	354,720	387,793
Depletion, depreciation and amortization	2,336,118	2,826,542
General and administrative	2,326,077	2,684,036
Interest expense	1,002,728	1,008,293

Total	6,615,905	7,436,679

NET LOSS	(176,174)	(177,157)

Preferred stock dividends	—	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(176,174)	$(178,550)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	85,734,095	84,643,556

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(176,174)	$(177,157)
Adjustment to reconcile net loss to net cash used in operating activities
Depletion, depreciation, amortization and impairment expense	2,314,603	2,821,205
Accretion of asset retirement obligation	21,515	5,338
Stock-based compensation	957,344	989,417
Amortization of deferred rent	(4,932)	(384)
Amortization of deferred financing costs	129,558	114,542
Changes in operating assets and liabilities:
Accounts receivable	2,891,823	(571,207)
Inventory	(820,478)	(3,389,915)
Prepaid expenses	149,528	102,417
Accounts payable	(2,454,844)	201,609
Revenue payable	(164,665)	(331,548)
Advances from joint interest owners	(1,773,078)	600,021
Accrued interest	893,751	893,751
Accrued expenses	(249,265)	(154,000)

Net cash provided by operating activities	1,714,686	1,104,089

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(8,239)	(56,843)
Cash paid for acquisitions, development and exploration	(26,085,541)	(15,174,942)
Increase in short-term investments	—	(15,000,000)
Proceeds from sale of short-term investments	6,000,000	—
Cash designated as restricted	—	(37,223)
Cash undesignated as restricted	—	6,564,000

Net cash used in investing activities	(20,093,780)	(23,705,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	12,000,000	—
Preferred dividends	—	(1,393)
Exercise of options to purchase common stock	—	557,457
Cash paid for debt issuance costs	—	(208,051)

Net cash provided by financing activities	12,000,000	348,013

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,379,094)	(22,252,906)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	12,876,879	62,661,368

END OF PERIOD	$6,497,785	$40,408,462

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
NOTE 1 – ORGANIZATION
Gasco Energy, Inc. (“Gasco,” the “Company,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations.
The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2006. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company’s Form 10-K/A for the year ended December 31, 2006.
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All significant intercompany transactions have been eliminated.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Restricted Investment
The restricted investment balance as of March 31, 2007 and December 31, 2006 represents $3,575,000 invested in U.S. government securities in an amount sufficient to provide for the payment of two semi-annual scheduled interest payments on the Company’s outstanding 5.5% Convertible Notes due 2011 (“Notes”). This investment will be held until maturity and the cost of the investment approximates its market value.

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $56,690 and $237,259 of internal costs during the three months ended March 31, 2007 and 2006, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
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
As of March 31, 2007, based on oil and gas prices of $60.75 per barrel and $4.51 per mcf, the full cost pool would have exceeded the above described ceiling by $17,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices, the Company’s full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas properties at March 31, 2007.

Capitalized Interest
The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized during the three months ended March 31, 2007 were $86,524. No interest was capitalized during the three months ended March 31, 2006.
Wells in Progress
Wells in progress at March 31, 2007 represent the costs associated with the drilling of two wells, one in the Riverbend area of Utah and one well in the Greater Green River Basin in Wyoming. Wells in progress at December 31, 2006 represent the costs associated with the drilling of two wells in the Riverbend area of Utah and one well in the Greater Green River Basin in Wyoming. Since the wells had not reached total depth as of the financial statement date, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells reach total depth and are cased and will become subject to depletion and the ceiling test calculation in future periods.
Facilities and Equipment
The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits began operations during the fourth quarter of 2006 and are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the evaporation pits of $38,803 was recorded as a credit to proved properties during the quarter ended March 31, 2007.
The oil and gas equipment owned by the Company is depreciated using the straight-line method over the estimated useful life of the equipment of five to ten years for the equipment and twenty years for the drilling rig. The rental of the equipment owned by Gasco is charged to the wells that are operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the equipment rental of $283,239 and $135,751 was recorded as a credit to proved properties during the three months ended March 31, 2007 and 2006, respectively.
Deferred Financing Costs
Deferred financing costs include the costs associated with the Company’s issuance of $65,000,000 of Convertible Notes during October 2004, which are being amortized over the seven year life of the notes; and the debt issuance costs incurred in connection with the Company’s credit facility, further described in Note 4; which are being amortized over the four year term of the credit facility.

Asset Retirement Obligation
The Company follows Statement of Financial Accounting Standards (“SFAS”) SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. Gasco’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended March 31,
	2007	2006
Balance beginning of period	$908,543	$223,947
Liabilities incurred	27,576	14,384
Liabilities settled	—	—
Revisions	—	—
Accretion expense	21,515	5,338

Balance end of period	$957,634	$243,669

Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Computation of Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Notes and the outstanding common stock options have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive.
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
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective January 1, 2006 for the Company.
The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 was effective for the Company on January 1, 2007. The adoption of SAB 108 had no impact on the Company’s financial position or results from operations.
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP was effective January 1, 2006 for the Company. The adoption of this FSP had no impact on our financial position or results from operations.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.
Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss for the period presented.
NOTE 3 – STOCK-BASED COMPENSATION
The Company has outstanding common stock options and restricted stock issued under its equity incentive plans. See Note 3 to the financial statements in the Company’s Form 10-K/A for the year ended December 31, 2006 for additional information. There were no options or restricted stock awards granted or exercised during the quarter ended March 31, 2007. The Company accounts for stock option grants and restricted stock awards in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation.”
During the three months ended March 31, 2007 and 2006, the Company recognized stock-based employee compensation as follows:

	Three Months Ended March 31,
	2007	2006
Compensation expense	$961,559	$1,147,176
Capitalized as proved property	4,215	157,759

Total stock-based compensation	$957,334	$989,417

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach. Stock-based non-employee compensation expense was $5,532 before tax for the three months ending March 31, 2007. Of this $5,532 of total calculated compensation expense for non-employees for the three months ending March 31, 2007 $1,317 was expensed and $4,215 was capitalized relating to drilling personnel.
NOTE 4 – CREDIT FACILITY
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
The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which was increased from $25,000,000 to $37,000,000 during February 2007. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of March 31, 2007 there were loans of $12,000,000 outstanding at an interest rate of 6.625% and a $6,564,000 letter of credit which is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.
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
The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of March 21, 2007, the Company was and the Company is currently, in compliance with each of the covenants contained in the Credit Agreement.
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
NOTE 5 – COMMITMENTS
Gasco has entered into a contract with a gas purchaser to sell its production at current prices. The contract requires Gasco to deliver 18,000 MMBTU of production each day. The Company has elected the normal purchase and sale exemption under paragraph 10(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” because the Company anticipates that (1) it will produce the volumes required to be delivered under the terms of the contract, (2) it is probable the delivery will be made to the counterparty and (3) the counterparty will fulfill their contractual obligations under the terms of the contracts. As such, the Company is not required to treat the contract as a derivative and the contract will not be marked to market under the provisions of SFAS No. 133.
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $26,840,000 based on the closing price of Gasco’s stock on the last trading date of the quarter which was March 30, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah and approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and 11% in Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to the product of the number of shares of Brek common stock held by such Brek stockholder multiplied by the fraction of 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek’s President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.
NOTE 6 – STATEMENT OF CASH FLOWS
During the three months ended March 31, 2007, the Company’s non-cash investing and financing activities consisted of the following transactions:
–	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $27,576.

–	Stock-based compensation of $4,215 capitalized as proved property.

–	Additions to oil and gas properties included in accounts payable of $4,574,207.

–	Capitalization of interest expense of $86,524.
During the three months ended March 31, 2006, the Company’s non-cash investing and financing activities consisted of the following transactions:
–	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $14,384.

–	Stock-based compensation of $157,759 capitalized as proved property.

–	Additions to oil and gas properties included in accounts payable of $1,483,758.

–	Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

–	Write-off of fully depreciated furniture and fixtures of $2,592.

Cash paid for interest during the three months ended March 31, 2007 was $65,644 and there was no cash paid for interest during the three months ended March 31, 2006. There was no cash paid for income taxes during the three months ended March 31, 2007 and 2006.
NOTE 7 – SUBSEQUENT EVENT
On April 13, 2007, Gasco issued 10,000,000 shares of common stock in a public offering for gross proceeds of $19,300,000. The offering costs associated with this transaction are approximately $100,000. Gasco intends to use the net proceeds from the offering for general corporate purposes.
NOTE 8– CONSOLIDATING FINANCIAL STATEMENTS
On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended by a Form S-3/A that was filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (“Guarantor Subsidiaries”). Set forth below are the condensed consolidating financial statements of Gasco, which is referred to as the parent, and the Guarantor Subidiaries.

Condensed Consolidating Balance Sheet
As of March 31, 2007
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,503,443	$1,994,342	$—	$6,497,785
Restricted investment	3,575,000	—	—	3,575,000
Accounts receivable	—	6,145,213	—	6,145,213
Inventory	—	2,117,976	—	2,117,976
Prepaid expenses	494,962	—	—	494,962

Total	8,573,405	10,257,531	—	18,830,936

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	11,239	173,218,963	—	173,230,202
Unproved mineral interests	592,573	13,368,981	—	13,961,554
Wells in progress	—	7,220,992	—	7,220,992
Gathering assets	—	13,156,647	—	13,156,647
Facilities and equipment	—	8,833,033	—	8,833,033
Furniture, fixtures and other	249,248	—	—	249,248

Total	853,060	215,798,616	—	216,651,676
Less accumulated depreciation, depletion and amortization	(116,588)	(71,253,815)	—	(71,370,403)

Total	736,472	144,544,801	—	145,281,273

OTHER ASSETS
Deferred financing costs	2,241,949	—	—	2,241,949
Intercompany	187,412,218	(187,412,218)	—	—

Total	189,654,167	(187,412,218)	—	2,241,949

TOTAL ASSETS	$198,964,044	$(32,609,886)	—	$166,354,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,119	$5,557,390	$—	$5,591,509
Revenue payable	—	1,513,762	—	1,513,762
Advances from joint interest owners	—	1,182,298	—	1,182,298
Accrued interest	1,737,853	—	—	1,737,853
Accrued expenses	345,735	—	—	345,735

Total	2,117,707	8,253,450	—	10,371,157

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Long-term debt	12,000,000	—	—	12,000,000
Asset retirement obligation		957,634	—	957,634
Deferred rent expense	68,061	—	—	68,061

Total	77,068,061	957,634	—	78,025,695

STOCKHOLDERS’ EQUITY
Common stock	8,617	—	—	8,617
Other	119,769,659	(41,820,970)	—	77,948,689

Total	119,778,276	(41,820,970)	—	77,957,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,964,044	$(32,609,886)	$—	$166,354,158

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,831,082	$2,045,797	$—	$12,876,879
Restricted investment	3,575,000	—	—	3,575,000
Short-term investments	6,000,000	—	—	6,000,000
Accounts receivable	—	9,037,036	—	9,037,036
Inventory	—	1,297,498	—	1,297,498
Prepaid expenses	618,505	25,985	—	644,490

Total	21,024,587	12,406,316	—	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	7,024	159,400,457	—	159,407,481
Unproved mineral interests	506,049	12,032,018	—	12,538,067
Wells in progress	—	5,215,252	—	5,215,252
Gathering assets	—	12,703,346	—	12,703,346
Facilities and equipment	—	8,492,632	—	8,492,632
Furniture, fixtures and other	241,009	—	—	241,009

Total	754,082	197,843,705	—	198,597,787
Less accumulated depreciation, depletion and amortization	(101,985)	(68,843,794)	—	(68,945,779)

Total	652,097	128,999,911	—	129,652,008

OTHER ASSETS
Deferred financing costs	2,371,507	—	—	2,371,507
Intercompany	154,960,689	(154,960,689)	—	—

Total	157,332,196	(154,960,689)	—	2,371,507

TOTAL ASSETS	$179,008,880	$(13,554,462)	—	$165,454,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$218,366	$16,009,690	$—	$16,228,056
Revenue payable	—	1,678,427	—	1,678,427
Advances from joint interest owners	—	2,955,376	—	2,955,376
Accrued interest	844,102	—	—	844,102
Accrued expenses	595,000	—	—	595,000

Total	1,657,468	20,643,493	—	22,300,961

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Asset retirement obligation	—	908,543	—	908,543
Deferred rent expense	72,993	—	—	72,993

Total	65,072,993	908,543	—	65,981,536

STOCKHOLDERS’ EQUITY
Common stock	8,617	—	—	8,617
Other	112,269,802	(35,106,498)	—	77,163,304

Total	112,278,419	(35,106,498)	—	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,008,880	$(13,554,462)	$—	$165,454,418

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended March 31, 2007	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil, and gas	$—	$5,852,705	$—	$5,852,705
Gathering	—	1,417,549	(930,883)	486,666
Interest income	100,336	24	—	100,360

Total	100,336	7,270,278	(930,883)	6,439,731

OPERATING EXPENSES
Lease operating	—	1,527,145	(930,883)	596,262
Gathering operations	—	354,720	—	354,720
Depletion, depreciation and amortization	14,603	2,321,515	—	2,336,118
General and administrative	2,326,077	—	—	2,326,077
Interest expense	1,002,728	—	—	1,002,728

Total	3,343,408	4,203,380	(930,883)	6,615,905

NET INCOME (LOSS)	(3,243,072)	3,066,898	—	(176,174)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,243,072)	$3,066,898	$—	$(176,174)

		Guarantor
For the Three Months Ended March 31, 2006	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$5,929,677	$—	$5,929,677
Gathering	—	1,027,339	(544,200)	483,139
Interest income	846,679	27	—	846,706

Total	846,679	6,957,043	(544,200)	7,259,522

OPERATING EXPENSES
Lease operating	—	1,074,215	(544,200)	530,015
Gathering operations	—	387,793	—	387,793
Depletion, depreciation and amortization	13,741	2,812,801	—	2,826,542
General and administrative	2,684,036	—	—	2,684,036
Interest expense	1,008,293	—	—	1,008,293

Total	3,706,070	4,274,809	(544,200)	7,436,679

NET INCOME (LOSS)	(2,859,391)	2,682,234	—	(177,157)
Preferred stock dividends	(1,393)	—	—	(1,393)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,860,784)	$2,682,234	$—	$(178,550)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Three Months Ended March 31, 2007	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,867,871)	$3,582,557	$—	$1,714,686

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(8,239)	—	—	(8,239)
Cash paid for acquisitions, development and exploration	—	(26,085,541)	—	(26,085,541)
Proceeds from sale of short-term investments	6,000,000	—	—	6,000,000

Net cash provided by (used in) investing activities	5,991,761	(26,085,541)	—	(20,093,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	12,000,000	—	—	12,000,000
Intercompany	(22,451,529)	22,451,529	—	—

Net cash provided by (used in) financing activities	(10,451,529)	22,451,529	—	12,000,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,327,639)	(51,455)		(6,379,094)
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	10,831,082	2,045,797	—	12,876,879

END OF PERIOD	$4,503,443	$1,994,342	$—	$6,497,785

		Guarantor
For the Three Months Ended March 31, 2006	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES	$(882,103)	$1,986,192	$—	$1,104,089

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(56,843)	—	—	(56,843)
Cash paid for acquisitions, development and exploration	—	(15,174,942)	—	(15,174,942)
Investment in short-term investments	(15,000,000)	—	—	(15,000,000)
Cash designated as restricted	(37,223)	—	—	(37,223)
Cash undesignated as restricted	6,564,000	—	—	6,564,000

Net cash provided by (used in) investing activities	(8,530,066)	(15,174,942)	—	(23,705,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends	(1,393)	—	—	(1,393)
Exercise of options to purchase common stock	557,457	—	—	557,457
Cash paid for debt issuance costs	(208,051)	—	—	(208,051)
Intercompany	(11,287,627)	11,287,627	—	—

Net cash provided by financing activities	(10,939,614)	11,287,627	—	348,013

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,351,783)	(1,901,123)		(22,252,906)
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	59,314,343	3,347,025	—	62,661,368

END OF PERIOD	$38,962,560	$1,445,902	$—	$40,408,462

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward looking statements used by us.
Overview
Gasco Energy, Inc. (“Gasco,” ”we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations.
Our realized gas prices during the first three months of 2007 remained flat in comparison to the average gas price realized during the year ended December 31, 2006 due primarily to higher inventory levels of gas storage and changing demand in the United States. We continue to experience higher drilling and operating costs resulting from increased fuel and steel costs and from increased drilling activity in this area.
Recent Developments
Drilling Activity
During the three months ended March 31, 2007, we spudded five gross wells (approximately 4.7 net wells) and reached total depth on six gross wells (approximately 4.9 net wells) in the Riverbend area. We also participated in one outside-operated well in Utah (0.25 net) that was spud and reached total depth during the quarter. We also conducted initial completion operations on seven wells (4.7 net wells) and re-entered one well (1.0 net well) to complete pay zones that were behind pipe and participated in the completion of one outside-operated well (0.25 net well). As of March 31, 2007, we operated 95 gross wells with one additional well awaiting completion activities. As of May 1, 2007 we have an inventory of 17 operated wells with up-hole recompletion opportunities and three drilling rigs operating in the Uinta Basin Riverbend project. The average drilling time to total depth on the four Gasco-operated wells that both spud and reached total depth during the first quarter of 2007 was 19 days with the longest taking 25 days and the shortest taking 13 days. Reducing drilling days is a cost saving component within our control that we are intently focused upon in order to lower our per-well investment in an effort to continue improving economics in the Riverbend play.

We are also currently drilling a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in two formations to a revised proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet, and the rig was released and drilling operations were suspended due to winter lease stipulations. Drilling operations on this well are expected to resume in July 2007. The costs to drill and complete this well are estimated to be approximately $5,500,000 and Gasco has a 100% working interest.
Forward Sales Contract
During April 2007, we entered into a sales and firm transportation agreement for 18,000 MMBtu per day, at the first of the month IFERC CIG index price, net of transportation, marketing and fuel expenses. We have elected the normal purchase and sale exemption under paragraph 10(b) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” because we anticipate that (1) we will produce the volumes required to be delivered under the terms of the contract, (2) it is probable the delivery will be made to the counterparty and (3) the counterparty will fulfill its contractual obligations under the terms of the contracts. As such, we are not required to treat the contract as a derivative and the contract will not be marked to market under the provisions of SFAS No. 133.
Property Impairment
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
As of March 31, 2007, based on oil and gas prices of $60.75 per barrel and $4.51 per mcf, the full cost pool would have exceeded the above described ceiling by $17,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices, the Company’s full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, the Company has not recorded an impairment of its oil and gas properties at March 31, 2007.

Stock Offering
On April 13, 2007, Gasco issued 10,000,000 shares of common stock in a public offering for gross proceeds of $19,300,000. The offering costs associated with this transaction are approximately $100,000. Gasco intends to use the net proceeds from the offering for general corporate purposes.
Proposed Acquisition
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $26,840,000 based on the closing price of Gasco’s stock on last trading date of the quarter which was March 30, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah and approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and 11% in Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into Brek. As a result of the merger, Brek will become a wholly-owned subsidiary of Gasco and each stockholder of Brek will receive a number of shares of common stock of Gasco equal to the product of the number of shares of Brek common stock held by such Brek stockholder multiplied by the fraction of 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of Brek, who collectively own approximately 24% of Brek’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction. In addition, Brek’s President and CEO, who owns approximately 18% of the outstanding common stock of Brek, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of Brek.

Oil and Gas Production Summary
The following table presents Gasco’s production and price information during the three ended March 31, 2007 and 2006. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months
	Ended March 31,
	2007	2006
Natural gas production (Mcf)	1,000,317	876,571
Average sales price per Mcf	$5.47	$6.50

Oil production (Bbl)	8,391	4,074
Average sales price per Bbl	$45.38	$57.08

Production (Mcfe)	1,050,663	901,015
During the three months ended March 31, 2007 as compared with the three months ended March 31, 2006, the Company’s equivalent oil and gas production increased by approximately 17% primarily due to the Company’s drilling projects, completions, and recompletions that took place during 2006 and 2007 which more than offset normal production declines. We experienced extreme cold weather in the field during January 2007 that reduced production by approximately 50% for approximately two weeks. For the first quarter of 2007 we estimate that the weather reduced natural gas production by approximately 8% compared to what it otherwise would have been.
Liquidity and Capital Resources
The following table summarizes the Gasco’s sources and uses of cash for each of the three months ended March 31, 2007 and 2006.

	For the Three Months Ended
	March 31,
	2007	2006
Net cash provided by operations	$1,714,686	$1,104,089
Net cash used in investing activities	(20,093,780)	(23,705,008)
Net cash provided by financing activities	12,000,000	348,013
Net decrease in cash	(6,379,094)	(22,252,906)
The increase in cash provided by operations from 2006 to 2007 is primarily due to an increase in the changes in operating assets and liabilities. This increase is offset by decrease in oil and gas revenue due to a 20% decrease in oil prices and a 16% decrease in gas prices partially offset by a 17% increase in equivalent oil and gas production. The production increase is due primarily to our drilling activity during 2006 and 2007.
Our investing activities during the three months ended March 31, 2007 and 2006 related primarily to the our development and exploration activities. The 2007 activity also included proceeds from the sale of short-term investments of $6,000,000. The 2006 investing activities also included investments in short-term investments of $15,000,000 and the release of restricted cash of $6,564,000.
The financing activity during 2007 is comprised of borrowings under our letter of credit of $12,000,000. The 2006 activity includes the exercise of options to purchase 196,665 shares of Gasco common stock for proceeds of $557,457 partially offset by the payment of cash for debt issuance costs of $208,051 and the payment of preferred dividends of $1,393.
Capital Budget
The budget for our 2007 capital expenditure program is $40 million. The program will primarily cover the drilling and completion of at least 10 net wells on our Riverbend Project and the completion of the drilling of one in Wyoming. The budget also includes expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations.
Our budget for our 2007 capital program reflects our commitment to build upon our historical successes and continue our efforts to demonstrate the economic viability of our resource in the Uinta Basin of Utah. Economic viability of this resource play is a function of the price of natural gas and oil, well investment, well operating cost and well performance. If the estimated capital investment based on recent historical data to drill and complete wells in this area is not reduced materially, if the estimated well performance based on recent historical performance data in this area is not increased materially or if the prices for oil and gas do not increase materially from year end 2006 prices we will be unable to economically develop most of our acreage in the Uinta Basin of Utah.
Our budget for our 2007 capital program is not contingent upon any material increases in the prices of oil and gas reflected at year end 2006. In 2007, we plan to continue to prove the geological model, delineate the resource and demonstrate additional operational efficiencies. We believe based on historical experience in 2006 that we will be able to demonstrate reduced well investment in 2007 through operating efficiencies gained through improved drilling and completion practices, introduction of new technologies and economies of scale. In the last half of 2006 we experienced reduced well investment due to reduced drilling days and lower service costs. We believe well performance is likely to improve as knowledge increases with additional well development and introduction of new technologies. Historically, during periods of lower prices of natural gas and oil well investment has been much lower and we believe that any prolonged period of prices similar to those seen at year end 2006 would result in significantly lower well investment in the future. However, we believe that commodity prices reflected at the year end 2006 are not representative of the long term price for natural gas and oil.

Schedule of Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of March 31, 2007.

	Payments due by Period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Convertible Notes
Principal	$65,000,000	$—	$—	$65,000,000	$—
Interest	12,562,153	3,575,000	7,150,000	1,837,153	—
Long-term debt	12,000,000	—	—	12,000,000	—
Drilling Rig Contracts *	32,875,500	18,175,500	14,700,000	—	—
Operating Leases	1,124,703	405,904	693,581	25,218	—
Employment Contracts	274,167	274,167	—	—	—
Consulting Agreements	74,400	74,400	—	—	—

Total Contractual Cash Obligations	$123,910,923	$22,504,971	$22,543,581	$78,862,371	$—

*	The three year drilling contract for the new-build rig contains a provision that permits us to terminate the contract for $12,000 per day for the number days remaining in the original contract.
We have not included asset retirement obligations as discussed in Note 2 of the accompanying financial statements, as we cannot determine with accuracy the timing of such payments.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.
          Oil and Gas Reserves
We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized.
As of March 31, 2007, based on oil and gas prices of $60.75 per barrel and $4.51 per mcf, the full cost pool would have exceeded the above described ceiling by $17,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices, our full cost pool would not have exceeded the ceiling limitation. As a result of the increase in the ceiling amount using subsequent prices, we have not recorded an impairment of its oil and gas properties at March 31, 2007.
Estimated reserve quantities and future net cash flows have the most significant impact on us because these reserve estimates are used in providing a measure of the overall value of our company. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of our proved properties.
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
The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells have been producing less than six years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the estimates of our proved reserves including developed producing, developed non-producing and undeveloped. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.
Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. For example a decrease in price of $0.10 per Mcf for natural gas and $1.00 per barrel of oil would result in a decrease in our December 31, 2006 present value of future net cash flows of approximately $2,180,900. In addition, we may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

          Impairment of Long-lived Assets
The cost of our unproved properties is withheld from the depletion base as described above, until it is determined whether or not proved reserves can be assigned to the properties. These properties are reviewed periodically for possible impairment. Each quarter our management reviews all unproved property. If a determination is made that acreage will be expiring or that we do not plan to develop some of the acreage that is no longer considered to be prospective, we record an impairment of the acreage and reclassify the costs to the full cost pool. We estimate the value of these acres for the purpose of recording the related impairment. The impairments that we have recorded were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by Gasco. This per acre estimate is then applied to the acres that we do not plan to develop in order to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by Gasco. No additional impairment was recorded during the three months ended March 31, 2007.
Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards “SFAS” No. 123(R), “Accounting for Stock-Based Compensation” which requires companies to recognize compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. We use the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). This model requires us to estimate a risk free interest rate and the volatility of our common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Prior to the adoption of SFAS No. 123(R), we had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, through December 31, 2005 for accounting for stock option awards to employees and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic value in the consolidated financial statements. Accordingly, we have recognized compensation expense in the financial statements for awards granted to consultants which must be re-measured each period under the mark-to-market accounting method. We had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, through disclosure only.
On January 1, 2006, we adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. We did not recognize any one time effects of the adoption and continued to use similar option valuation models and assumptions as were used prior to January 1, 2006. The total fair-value-based compensation expense associated with prior awards that was not vested on the date of the adoption of SFAS No. 123(R) was approximately $4,800,000 which was expected to be recognized over the weighted average remaining life of the options of approximately one year.
Results of Operations
The First Quarter of 2007 compared to the First Quarter of 2006
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three
	Months Ended
	March 31,
	2007	2006
Natural gas production (Mcf)	1,000,317	876,571
Average sales price per Mcf	$5.47	$6.50
Natural gas revenue	$5,471,938	$5,697,115

Oil production (Bbl)	8,391	4,074
Average sales price per Bbl	$45.38	$57.08
Oil revenue	$380,767	$232,562
The decrease in oil and gas revenue of $76,972 during the first quarter of 2007 compared with the first quarter of 2006 is comprised of a decrease in the average gas price of $1.03 per Mcf and a decrease of $11.70 in the average oil price during 2007 partially offset by a 10% increase in oil and gas production primarily due to the drilling and completion activity during 2006 and 2007. We experienced extreme cold weather in the field during January 2007 that reduced production by approximately 50% for approximately two weeks. For the first quarter of 2007 we estimate that the weather reduced natural gas production by approximately 8% compared to what it otherwise would have been. The $76,972 decrease in oil and gas revenue during the first quarter of 2007 represents a decrease of $947,324 related to the decrease in oil and gas prices partially offset by an increase of $870,352 related to the production increase.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area pipeline that we constructed during 2004 and 2005.The gathering income increased by $3,527 during the first quarter of 2007 as compared with the first quarter of 2005 due to the increased production resulting from our drilling activity in this area. The decrease in gathering expense of $33,073 during the first quarter of 2007 is primarily due to a reduction in compression expense.

Interest Income
Interest income decreased $746,328 during the first quarter of 2007 compared with the first quarter of 2006 primarily due to lower average cash and cash equivalent balances during 2007 resulting from our investment in oil and gas properties.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	March 31,
	2007	2006
Direct operating expenses and overhead	$352,393	$382,430
Workover expense	81,706	37,539

Total operating expenses	$434,099	$419,969

Operating expenses per Mcfe	$0.41	$0.47

Production and property taxes	$162,163	$110,046

Production and property taxes per Mcfe	$0.15	$0.12

Total lease operating expense per Mcfe	$0.57	$0.59

Lease operating expense increased $66,247 during the first quarter of 2007 compared with the first quarter of 2006. The increase is comprised of a $14,130 increase in operating expenses combined with a $52,117 increase in production taxes primarily due to the increase in the number of producing wells from 45 wells at March 31, 2006 to 95 wells at March 31, 2007 and the expiration of a severance tax holiday for the first six months of production.
Depletion, Depreciation and Amortization
Depletion, depreciation and amortization expense during the first quarters of 2007 and 2006 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $450,424 is due primarily to a lower depletion base resulting from the $51,000,000 reduction in the full cost pool due to the impairment recorded during the second quarter of 2006 partially offset by the increase in oil and gas production as discussed above.

General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	March 31,
	2007	2006
Total general and administrative costs	$1,617,778	$1,749,925
General and administrative costs allocated to drilling, completion and operating activities	(249,045)	(55,306)

General and administrative expense	$1,368,733	$1,694,619

General and administrative expenses per Mcfe	$1.30	$1.88

Total stock-based compensation costs	$961,559	$1,147,176
Stock-based compensation costs capitalized	(4,215)	(157,759)

Stock-based compensation	$957,344	$989,417

Stock-based compensation per Mcfe	$0.91	$1.10

Total general and administrative expense including stock-based compensation	$2,326,077	$2,684,036

Total general and administrative expense per Mcfe	$2.21	$2.98

General and administrative expense decreased by $357,959 during the first quarter of 2007 as compared with the first quarter of 2006. The decrease is primarily due to a decrease in consulting and legal expenses partially offset by increased compensation expense due to the hiring of additional employees during the last quarter of 2006. Additionally the allocation of certain drilling, completion and production overhead related to specific projects increased during the first quarter of 2007 due primarily to the increase in the number of wells we operate. The decrease in stock based compensation expense is due primarily to certain stock options and restricted stock becoming fully vested and to the cancellation or forfeiture of options and restricted stock during the first quarter of 2007.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective January 1, 2006 for Gasco. The adoption of FIN 48 had an immaterial impact on our consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Gasco’s financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 was effective for Gasco on January 1, 2007. The adoption of SAB 108 had no impact on our financial position or results from operations.
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP was effective January 1, 2006 for the Company. The adoption of this FSP had no impact on our financial position or results from operations.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Gasco’s financial statements issued in 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on our financial position or results of operations.
Cautionary Statement Regarding Forward-Looking Statements
In the interest of providing the stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations (“Cautionary Statements”) include those discussed under the caption “Risk Factors”, in the Company’s Form 10-K/A for the year ended December 31, 2006. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk relates to changes in the pricing applicable to the sales of gas production in the Uinta Basin of northeastern Utah and the Greater Green River Basin of west central Wyoming. This risk will become more significant to us as more wells are drilled and begin producing in these areas. We also have market risk related to the interest rate on borrowings under our Credit Agreement. Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at our election, a Eurodollar rate or an alternative base rate. Although we are not using derivatives at this time to mitigate the risk of adverse changes in commodity prices or interest rates, we may consider using them in the future.
ITEM 4 — CONTROLS AND PROCEDURES
Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of March 31, 2007, that our disclosure controls were not effective due to a weakness in the manner in which our corporate governance structure is summarized and reported in our annual proxy statements. On April 20, 2007 we amended our proxy statement filed on April 13, 2007 for our 2007 annual meeting to clarify that the individuals who serve on our nominating committee, who are the same individuals who serve on our audit committee, met in their capacity as members of the nominating committee, and not as members of the audit committee (as previously disclosed), when considering, approving and recommending to our board of directors our 2007 nominees for directors. As a result of the implementation of a new control, our CEO and CFO have concluded that this weakness in our disclosure controls and procedures has been remedied. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our management does not believe that the previously identified weakness in our disclosure controls and procedures had any adverse impact on our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1 — Legal Proceedings
None.
Item 1A — Risk Factors
Information about material risks related to the Company’s business, financial condition and results of operations for the three months ended March 31, 2007, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on 10-K/A for the year ended December 31, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 4 of the accompanying financial statements.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.
Item 6 – Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

Exhibit Number	Exhibit

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

Exhibit Number	Exhibit

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.11	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital

Exhibit Number	Exhibit

Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield

Exhibit Number	Exhibit

Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.14	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

Exhibit Number	Exhibit

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.

Date: May 1, 2007	By:	/s/ W. King Grant W. King Grant, Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

Exhibit Number	Exhibit

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

Exhibit Number	Exhibit

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.11	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital

Exhibit Number	Exhibit

Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield

Exhibit Number	Exhibit

Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.14	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

Exhibit Number	Exhibit

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensating plans or arrangements.