Form 10-Q
period 2007-06-30
GASCO ENERGY INC
filed 2007-08-01
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___
Commission file number 0-26321
GASCO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0204105
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of Common shares outstanding as of August 1, 2007: 96,077,259

ITEM I – FINANCIAL INFORMATION
PART 1 – FINANCIAL STATEMENTS
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,797,465	$12,876,879
Restricted investment	1,787,500	3,575,000
Short-term investments	2,000,000	6,000,000
Accounts receivable Joint interest billings	3,674,287	5,955,186
Revenue	1,863,191	3,081,850
Inventory	1,175,491	1,297,498
Prepaid expenses	477,357	644,490

Total	15,775,291	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	205,192,954	159,407,481
Unproved mineral interests	9,200,692	12,538,067
Wells in progress	1,248,697	5,215,252
Gathering assets	13,812,061	12,703,346
Facilities and equipment	9,137,623	8,492,632
Furniture, fixtures and other	264,773	241,009

Total	238,856,800	198,597,787
Less accumulated depletion, depreciation, amortization and impairment	(139,054,631)	(68,945,779)

Total	99,802,169	129,652,008

OTHER ASSETS
Deferred financing costs	2,112,390	2,371,507

TOTAL ASSETS	$117,689,850	$165,454,418

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,174,366	$16,228,056
Revenue payable	1,596,503	1,678,427
Advances from joint interest owners	1,126,241	2,955,376
Accrued interest	869,312	844,102
Accrued expenses	290,000	595,000

Total	8,056,422	22,300,961

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	12,000,000	—
Asset retirement obligation	1,027,652	908,543
Deferred rent expense	68,103	72,993

Total	78,095,755	65,981,536

STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 300,000,000 shares authorized; 96,150,959 shares issued and 96,077,259 outstanding as of June 30, 2007 and 86,173,715 shares issued and 86,100,015 outstanding as of December 31, 2006	9,615	8,617
Additional paid-in capital	183,482,162	162,646,592
Accumulated deficit	(151,823,809)	(85,352,993)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	31,537,673	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,689,850	$165,454,418

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
REVENUES
Gas	$4,535,627	$4,312,905
Oil	588,580	297,167
Gathering	472,381	369,256
Rental income	343,875	—
Interest income	171,007	805,000

Total	6,111,470	5,784,328

OPERATING EXPENSES
Lease operating	802,712	866,749
Gathering operations	552,231	371,583
Depletion, depreciation and amortization	3,367,397	2,943,531
Impairment	64,300,000	51,000,000
General and administrative	2,220,578	2,589,007
Interest expense	1,163,194	1,049,541

Total	72,406,112	58,820,411

NET LOSS	$(66,294,642)	$(53,036,083)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.70)	$(0.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	94,468,912	85,267,977

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
REVENUES
Gas	$10,007,565	$10,010,020
Oil	969,347	529,729
Gathering	959,047	852,395
Rental income	343,875	—
Interest income	271,367	1,651,706

Total	12,551,201	13,043,850

OPERATING EXPENSES
Lease operating	1,398,974	1,396,764
Gathering operations	906,951	759,376
Depletion, depreciation and amortization	5,703,515	5,770,073
Impairment	64,300,000	51,000,000
General and administrative	4,546,655	5,273,043
Interest expense	2,165,922	2,057,834

Total	79,022,017	66,257,090

NET LOSS	(66,470,816)	(53,213,240)

Preferred stock dividends	—	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,470,816)	$(53,214,633)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.74)	$(0.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	90,210,121	85,630,039

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,470,816)	$(53,213,240)
Adjustment to reconcile net loss to net cash used in operating activities
Depletion, depreciation, amortization and impairment expense	69,959,073	56,756,570
Accretion of asset retirement obligation	44,442	13,503
Stock-based compensation	1,835,766	2,276,065
Amortization of deferred rent	(4,890)	(1,368)
Amortization of deferred financing costs	259,117	241,048
Changes in operating assets and liabilities:
Accounts receivable	3,499,558	(436,722)
Inventory	122,007	(2,606,071)
Prepaid expenses	167,133	158,071
Accounts payable	(2,522,430)	1,160,286
Revenue payable	(81,924)	(446,064)
Advances from joint interest owners	(1,829,135)	488,297
Accrued interest	25,210	—
Accrued expenses	(305,000)	(47,702)

Net cash provided by operating activities	4,698,111	4,342,673

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(23,764)	(59,071)
Cash paid for acquisitions, development and exploration	(49,735,532)	(33,692,479)
Increase in short-term investments	—	(15,000,000)
Proceeds from sale of short-term investments	4,000,000	—
Cash designated as restricted	—	(71,436)
Cash undesignated as restricted	1,787,500	8,351,500

Net cash used in investing activities	(43,971,796)	(40,471,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,300,000	—
Borrowings under line of credit	12,000,000	—
Cash paid for stock offering costs	(105,729)	—
Preferred dividends	—	(1,393)
Exercise of options to purchase common stock	—	1,275,985
Cash paid for debt issuance costs	—	(240,262)

Net cash provided by financing activities	31,194,271	1,034,330

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,079,414)	(35,094,483)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	12,876,879	62,661,368

END OF PERIOD	$4,797,465	$27,566,885

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
NOTE 1 – ORGANIZATION
Gasco Energy, Inc. (“Gasco,” the “Company,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde, Blackhawk, Mancos and Dakota/Morrison formations.
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
The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All significant intercompany transactions have been eliminated.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Restricted Investment
The restricted investment balance as of June 30, 2007 and December 31, 2006 represents an investment in U.S. government securities in an amount sufficient to provide for the payment of the semi-annual scheduled interest payments on the Company’s outstanding 5.5% Convertible Notes due 2011 (“Notes”) that are due within one year of the reporting date. This investment will be held until maturity and the cost of the investment approximates its market value.

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $141,707 and $129,180 of internal costs during the six months ended June 30, 2007 and 2006, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the six months ended June 30, 2007, approximately $6,230,000 of unproved leasehold costs related to our Wyoming acreage was reclassified to proved property and was included in the ceiling test and depletion calculations. Management believes that the continued low natural gas prices received in the Rockies have caused the potential resources related to our Wyoming acreage to become uneconomic.
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
As of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices the Company’s full cost pool exceeded the ceiling limitation by $64,300,000. Therefore, impairment expense of $64,300,000 was recorded during the six months ended June 30, 2007. The Company recorded an impairment of $51,000,000 as of June 30, 2006 based on oil and gas prices of $59.87 per barrel and $5.42 per mcf.

Capitalized Interest
The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized during the six months ended June 30, 2007 were $250,228. No interest was capitalized during the six months ended June 30, 2006.
Wells in Progress
Wells in progress at June 30, 2007 represent the costs associated with the drilling of three wells in the Riverbend area of Utah. Since the wells had not reached total depth as of the financial statement date, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells reach total depth and are cased and will become subject to depletion and the ceiling test calculation in future periods. Wells in progress at December 31, 2006 represented the costs associated with the drilling of two wells in the Riverbend area of Utah and one well in the Greater Green River Basin in Wyoming. These costs were reclassified into proved properties.
Facilities and Equipment
The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits began operations during the fourth quarter of 2006 and are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the evaporation pits of $115,187 was recorded as a credit to proved properties during the six months ended June 30, 2007.
The oil and gas equipment owned by the Company is depreciated using the straight-line method over the estimated useful life of the equipment of five to ten years for the equipment and twenty years for the drilling rig. The rental of some of the equipment owned by Gasco is charged to the wells that are operated by Gasco and therefore, a portion of the net revenue attributable to the outside working interest owners from the equipment rental of $818,125 and $194,543 was recorded as a credit to proved properties during the six months ended June 30, 2007 and 2006, respectively.
Deferred Financing Costs
Deferred financing costs include the costs associated with the Company’s issuance of $65,000,000 of Convertible Notes during October 2004, which are being amortized over the seven year life of the notes; and the debt issuance costs incurred in connection with the Company’s credit facility, further described in Note 4, which are being amortized over the four year term of the credit facility.

Asset Retirement Obligation
The Company follows Statement of Financial Accounting Standards (“SFAS”) SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. Gasco’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The information below reconciles the carrying value of the asset retirement obligation for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance beginning of period	$957,634	$243,669	$908,543	$223,947
Liabilities incurred	47,091	43,716	74,667	58,100
Liabilities settled	—	—	—	—
Revisions	—	69,533	—	69,533
Accretion expense	22,927	8,165	44,442	13,503

Balance end of period	$1,027,652	$365,083	$1,027,652	$365,083

Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Revenue Recognition
The Company records revenues from the sales of natural gas and crude oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

The Company records rental income associated with the lease of its drilling rig to a third party for the drilling of wells, in which the Company has no ownership interest, in accordance with the underlying lease terms.
Computation of Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Convertible Notes and the outstanding common stock options have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive. As of June 30, 2007, potential common stock equivalents of 25,836,838 have been excluded from the computation of diluted net income (loss) per share.
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
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.
The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.
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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the classifications used in the current period. Such reclassifications had no effect on the Company’s net loss for the period presented.
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
During the three and six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense	$886,498	$1,180,360	$1,848,057	$2,327,536
Consultant compensation capitalized as proved property	8,076	(106,288)	12,291	51,471

Total stock-based compensation	$878,422	$1,286,648	$1,835,766	$2,276,065

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach. Stock-based non-employee compensation expense was $8,933 and $14,465 for the three and six months ending June 30, 2007, respectively. Of this $8,933 and $14,465 of total calculated compensation expense for non-employees for the three and six months ending June 30, 2007 $857 and $2,174 was expensed and $8,076 and $12,291 was capitalized relating to drilling personnel, respectively. Stock-based non-employee compensation or (reduction in) expense was $(107,356) and $58,004 for the three and six months ending June 30, 2006, respectively. Of this $(107,356) and $58,004 of total calculated compensation expense for non-employees for the three and six months ending June 30, 2006 $(1,068) and $6,533 was expensed and $(106,288) and $51,471 was capitalized relating to drilling personnel, respectively.
Stock Options
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through June 30, 2007:

		Weighted-
		Average Exercise
	Stock Options	Price
Outstanding at January 1, 2007	9,878,502	$2.74
Granted	75,000	$1.80
Exercised	—	—
Forfeited	—	—
Cancelled	366,664	$3.21
Outstanding at June 30, 2007	9,586,838	$2.71
Exercisable at June 30, 2007	7,967,383	$2.29
The following table summarizes information related to the outstanding and vested options as of June 30, 2007:

	Outstanding
	Options	Vested options
Number of shares	9,586,838	7,967,383
Weighted Average Remaining Contractual Life	6.32	5.77
Weighted Average Exercise Price	$2.71	$2.29
Aggregate intrinsic value	$4,290,522	$4,247,772
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing common stock price of $2.37 on the last trading date of the quarter which was June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The total grant date fair value of the shares vested during the three and six months ended June 30, 2007 was $1,347,927 and $1,926,798, respectively.
The Company settles employee stock option exercises with newly issued common shares.
As of June 30, 2007, there was $4,332,962 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 3.8 years.
Restricted Stock
The following table summarizes the restricted stock activity from January 1, 2007 through June 30, 2007:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2007	365,920	$2.39
Granted	60,000	$2.32
Vested	228,510	$1.89
Forfeited	1,750	$2.90
Outstanding at June 30, 2007	195,660	$2.94
As of June 30, 2007, there was $473,483 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 3.1 years.
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
The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which was increased from $25,000,000 to $37,000,000 during February 2007. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of June 30, 2007, there were loans of $12,000,000 outstanding at an interest rate of 6.875% and a $6,564,000 letter of credit which is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.
Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at our election, a Eurodollar rate or an alternate base rate. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 1.25% (for periods in which we have utilized less than 50% of the borrowing base) to 2.00% (for periods in which we have utilized greater than 90% of the borrowing base). The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 0.50%, plus (2) an applicable margin that varies from 0% (for periods in which we have utilized less than 50% of the borrowing base) to 0.75% (for periods in which we have utilized greater than 90% of the borrowing base). We elect the basis of the interest rate at the time of each borrowing. In addition, we are obligated to pay a commitment fee under the Credit Agreement quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the agreement. The commitment fee percentage varies from 0.30% to 0.50% based on the percentage of the borrowing base utilized.

The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of June 30, 2007, the Company was and the Company is currently, in compliance with each of the covenants contained in the Credit Agreement.
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
NOTE 5 – STOCK TRANSACTIONS
On April 13, 2007, Gasco issued 10,000,000 shares of common stock in a public offering for gross proceeds of $19,300,000. The offering costs associated with this transaction were $105,729. Gasco is using the net proceeds from the offering for general corporate purposes.
During the second quarter of 2007, 81,006 shares of the Company’s common stock were cancelled in satisfaction of the income tax liability of $205,760 associated with the vesting of restricted stock.
During the six months ended June 30, 2007, the Company’s Board of Directors approved the issuance of 60,000 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan, to certain of the Company’s employees and consultants. The restricted shares vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary of the awards. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason. The compensation expense related to the restricted stock was measured on the issuance date using the trading price of the Company’s common stock on that date and is amortized over the three-year vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company also granted 75,000 options to purchase shares of common stock to its employees, at an exercise price of $1.80 per share. The options vest 16 2/3% at the end of each four-month period after the issuance date.

NOTE 6 – COMMITMENTS
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
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $26,070,000 based on the closing price of Gasco’s stock on the last trading date of the quarter which was June 29, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah and approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and 11% in Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
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
NOTE 7 – STATEMENT OF CASH FLOWS
During the six months ended June 30, 2007, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $74,667.

-	Stock-based compensation of $12,291 capitalized as proved property.

-	Additions to oil and gas properties included in accounts payable of $3,018,890.

-	Capitalization of interest expense of $250,228.

-	Cancellation of 81,006 shares of common stock in satisfaction of income taxes of $205,760 related to the vesting of restricted stock.
During the six months ended June 30, 2006, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $127,633.

-	Stock-based compensation of $51,471 capitalized as proved property.

-	Additions to oil and gas properties included in accounts payable of $469,623.

-	Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

-	Write-off of fully depreciated furniture and fixtures of $2,592.
Cash paid for interest during the six months ended June 30, 2007 and 2006 was $2,224,245 and $1,787,500, respectively. There was no cash paid for income taxes during the six months ended June 30, 2007 and 2006.
NOTE 8 – SUBSEQUENT EVENT
On August 1, 2007, Gasco entered into a definitive agreement with a subsidiary of NFR Energy, LLC (“NFR”) whereby the subsidiary of NFR will participate in a 30-well drilling program in Gasco’s Riverbend Project. NFR has agreed to participate in 30 wells drilled by Gasco in 2007 and into early 2008. The terms of the agreement allow for NFR to earn two-thirds of Gasco’s interest in each 40-acre drilling location, 100 feet below total depth drilled, in exchange for paying its share of the costs including a per-well location fee paid to Gasco as the operator of the project. The agreement covers substantially all of Gasco’s 2007 drilling program, retroactive for wells drilled year-to-date, and as such includes 13 gross operated wells spudded (3.5 net to Gasco’s interest and 6.9 net to NFR) in 2007. At signing, Gasco received cash consideration of $19,031,602 for the aforementioned wells and in wells expected to be spud prior to August 1, 2007.
The general terms of the agreement are as follows:
-	The agreement consists of Gasco’s leasehold position in portions of Uintah County, Utah and does not include assets in California, Nevada or Wyoming.

-	The drilling program targets Wasatch, Mesaverde and Blackhawk development locations.

-	Gasco can continue to independently develop its acreage.

-	Upon completion of the initial 30-well program, NFR will have earned approximately 67% of Gasco’s interest in 1,200 gross acres in the Riverbend Project.
NOTE 9 – CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed Consolidating Balance Sheet
As of June 30, 2007
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,151,269	$646,196	$—	$4,797,465
Restricted investment	1,787,500	—	—	1,787,500
Short-term investments	2,000,000	—	—	2,000,000
Accounts receivable	—	5,537,478	—	5,537,478
Inventory	—	1,175,491	—	1,175,491
Prepaid expenses	477,357	—	—	477,357

Total	8,416,126	7,359,165	—	15,775,291

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	19,315	205,173,639	—	205,192,954
Unproved mineral interests	756,277	8,444,415	—	9,200,692
Wells in progress	—	1,248,697	—	1,248,697
Gathering assets	—	13,812,061	—	13,812,061
Facilities and equipment	—	9,137,623	—	9,137,623
Furniture, fixtures and other	264,773	—	—	264,773

Total	1,040,365	237,816,435	—	238,856,800
Less accumulated depreciation, depletion and amortization	(132,463)	(138,922,168)	—	(139,054,631)

Total	907,902	98,894,267	—	99,802,169

OTHER ASSETS
Deferred financing costs	2,112,390	—	—	2,112,390
Intercompany	202,988,423	(202,988,423)	—	—

Total	205,100,813	(202,988,423)	—	2,112,390

TOTAL ASSETS	$214,424,841	$(96,734,991)	—	$117,689,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,557	$4,147,809	$—	$4,174,366
Revenue payable	—	1,596,503	—	1,596,503
Advances from joint interest owners	—	1,126,241	—	1,126,241
Accrued interest	869,312	—	—	869,312
Accrued expenses	290,000	—	—	290,000

Total	1,185,869	6,870,553	—	8,056,422

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Long-term debt	12,000,000	—	—	12,000,000
Asset retirement obligation		1,027,652	—	1,027,652
Deferred rent expense	68,103	—	—	68,103

Total	77,068,103	1,027,652	—	78,095,755

STOCKHOLDERS’ EQUITY
Common stock	8,615	—	—	8,615
Other	136,162,254	(104,633,196)	—	31,529,058

Total	136,170,869	(104,633,196)	—	31,537,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,424,841	$(96,734,991)	$—	$117,689,850

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,831,082	$2,045,797	$—	$12,876,879
Restricted investment	3,575,000	—	—	3,575,000
Short-term investments	6,000,000	—	—	6,000,000
Accounts receivable	—	9,037,036	—	9,037,036
Inventory	—	1,297,498	—	1,297,498
Prepaid expenses	618,505	25,985	—	644,490

Total	21,024,587	12,406,316	—	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	7,024	159,400,457	—	159,407,481
Unproved mineral interests	506,049	12,032,018	—	12,538,067
Wells in progress	—	5,215,252	—	5,215,252
Gathering assets	—	12,703,346	—	12,703,346
Facilities and equipment	—	8,492,632	—	8,492,632
Furniture, fixtures and other	241,009	—	—	241,009

Total	754,082	197,843,705	—	198,597,787
Less accumulated depreciation, depletion and amortization	(101,985)	(68,843,794)	—	(68,945,779)

Total	652,097	128,999,911	—	129,652,008

OTHER ASSETS
Deferred financing costs	2,371,507	—	—	2,371,507
Intercompany	154,960,689	(154,960,689)	—	—

Total	157,332,196	(154,960,689)	—	2,371,507

TOTAL ASSETS	$179,008,880	$(13,554,462)	—	$165,454,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$218,366	$16,009,690	$—	$16,228,056
Revenue payable	—	1,678,427	—	1,678,427
Advances from joint interest owners	—	2,955,376	—	2,955,376
Accrued interest	844,102	—	—	844,102
Accrued expenses	595,000	—	—	595,000

Total	1,657,468	20,643,493	—	22,300,961

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Asset retirement obligation	—	908,543	—	908,543
Deferred rent expense	72,993	—	—	72,993

Total	65,072,993	908,543	—	65,981,536

STOCKHOLDERS’ EQUITY
Common stock	8,617	—	—	8,617
Other	112,269,802	(35,106,498)	—	77,163,304

Total	112,278,419	(35,106,498)	—	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,008,880	$(13,554,462)	$—	$165,454,418

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended June 30, 2007	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil, and gas	$—	$5,124,207	$—	$5,124,207
Gathering	—	1,521,961	(1,049,580)	472,381
Rental income	—	343,875	—	343,875
Interest income	170,986	21	—	171,007

Total	170,986	6,990,064	(1,049,580)	6,111,470

OPERATING EXPENSES
Lease operating	—	1,852,292	(1,049,580)	802,712
Gathering operations	—	552,231	—	552,231
Depletion, depreciation, amortization and impairment	15,875	3,351,522	—	3,367,397
Impairment	—	64,300,000	—	64,300,000
General and administrative	2,220,578	—	—	2,220,578
Interest expense	1,163,194	—	—	1,163,194

Total	3,399,647	70,056,045	(1,049,580)	72,406,112

NET LOSS	$(3,228,661)	$(63,065,981)	$—	$(66,294,642)

		Guarantor
For the Three Months Ended June 30, 2006	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$4,610,072	$—	$4,610,072
Gathering	—	880,096	(510,840)	369,256
Interest income	804,973	27	—	805,000

Total	804,973	5,490,195	(510,840)	5,784,328

OPERATING EXPENSES
Lease operating	—	1,377,589	(510,840)	866,749
Gathering operations	—	371,583	—	371,583
Depletion, depreciation and amortization	13,070	2,930,461	—	2,943,531
Impairment	—	51,000,000	—	51,000,000
General and administrative	2,589,007	—	—	2,589,007
Interest expense	1,049,541	—	—	1,049,541

Total	3,651,618	55,679,633	(510,840)	58,820,411

NET LOSS	$(2,846,645)	$(50,189,438)	$—	$(53,036,083)

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2007	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$10,976,912	$—	$10,976,912
Gathering	—	2,939,510	(1,980,463)	959,047
Rental income	—	343,875	—	343,875
Interest income	271,322	45	—	271,367

Total	271,322	14,260,342	(1,980,463)	12,551,201

OPERATING EXPENSES
Lease operating	—	3,379,437	(1,980,463)	1,398,974
Gathering operations	—	906,951	—	906,951
Depletion, depreciation and amortization	30,478	5,673,037	—	5,703,515
Impairment	—	64,300,000	—	64,300,000
General and administrative	4,546,655	—	—	4,546,655
Interest expense	2,165,922	—	—	2,165,922

Total	6,743,055	74,259,425	(1,980,463)	79,022,017

NET LOSS	$(6,471,733)	$(59,999,083)	$—	$(66,470,816)

		Guarantor
For the Six Months Ended June 30, 2006	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$10,539,749	$—	$10,539,749
Gathering	—	1,907,435	(1,055,040)	852,395
Interest income	1,651,652	54	—	1,651,706

Total	1,651,652	12,447,238	(1,055,040)	13,043,850

OPERATING EXPENSES
Lease operating	—	2,451,804	(1,055,040)	1,396,764
Gathering	—	759,376	—	759,376
Depletion, depreciation and amortization	28,611	5,741,462	—	5,770,073
Impairment	—	51,000,000	—	51,000,000
General and administrative	5,170,136	102,907	—	5,273,043
Interest expense	2,057,834	—	—	2,057,834

Total	7,256,581	60,055,549	(1,055,040)	66,257,090

NET LOSS	(5,604,929)	(47,608,311)	—	(53,213,240)
Preferred stock dividends	(1,393)	—	—	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,606,322)	$(47,608,311)	$—	$(53,214,633)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2007	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(5,610,086)	$10,308,197	$—	$4,698,111

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(23,764)	—	—	(23,764)
Cash paid for acquisitions, development and exploration	—	(49,735,532)	—	(49,735,532)
Proceeds from sale of short-term investments	4,000,000	—	—	4,000,000
Cash undesignated as restricted	1,787,500	—	—	1,787,500

Net cash provided by (used in) investing activities	5,763,736	(49,735,532)	—	(43,971,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	12,000,000	—	—	12,000,000
Proceeds from the issuance of common stock	19,300,000	—	—	19,300,000
Cash paid for offering costs	(105,729)	—	—	(105,729)
Intercompany	(38,027,734)	38,027,734	—	—

Net cash provided by (used in) financing activities	(6,833,463)	38,027,734	—	31,194,271

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,679,813)	(1,399,601)		(8,079,414)
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	10,831,082	2,045,797	—	12,876,879

END OF PERIOD	$4,151,269	$646,196	$—	$4,797,465

For the Six Months Ended June 30, 2006		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES	$(3,178,774)	$7,521,447	$—	$4,342,673

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(59,071)	—	—	(59,071)
Cash paid for acquisitions, development and exploration	—	(33,692,479)	—	(33,692,479)
Investment in short-term investments	(15,000,000)	—	—	(15,000,000)
Cash designated as restricted	(71,436)	—	—	(71,436)
Cash undesignated as restricted	8,351,500	—	—	8,351,500

Net cash provided by (used in) investing activities	(6,779,007)	(33,692,479)	—	(40,471,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends	(1,393)	—	—	(1,393)
Exercise of options to purchase common stock	1,275,985	—	—	1,275,985
Cash paid for debt issuance costs	(240,262)			(240,262)
Intercompany	(24,417,027)	24,417,027	—	—

Net cash provided by financing activities	(23,382,697)	24,417,027	—	1,034,330

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,340,478)	(1,754,005)		(35,094,483)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	59,314,343	3,347,025	—	62,661,368

END OF PERIOD	$25,973,865	$1,593,020	$—	$27,566,885

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward looking statements used by us.
Overview
Gasco Energy, Inc. (“Gasco,” ”we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde, Blackhawk, Mancos and Dakota/Morrison formations.
Our realized gas prices during the first six months of 2007 have decreased in comparison to the average gas price realized during the year ended December 31, 2006. These low prices are due in part to gas on gas sales competition in the Rockies resulting from the region’s capacity to produce natural gas exceeding the take-away capacity of interstate pipelines that move the natural gas to other consuming regions in the United States. As a result of the seasonally low natural gas prices received, we have elected to curtail production from some of our existing gas wells and will bring this production back on line when natural gas prices improve. We continue to experience higher drilling and operating costs resulting from increased fuel and steel costs and from increased drilling activity in this area.
Recent Developments
Drilling Activity
During the six months ended June 30, 2007, we spudded 13 gross wells (approximately 10.1 net wells) and reached total depth on 13 gross wells (approximately 9.4 net wells) in the Riverbend area. We also participated in one outside-operated well in Utah (0.25 net) and one well in Nevada (0.20 net). We also conducted initial completion operations on nine operated wells (6.2 net wells) and re-entered one operated well (1.0 net well) to complete pay zones that were behind pipe. We also participated in the completion of one outside-operated well (0.25 net well). As of June 30, 2007, we operated 98 gross wells with eight additional wells awaiting completion activities. As of August 1, 2007 we have an inventory of 24 operated wells with up-hole recompletion opportunities and three drilling rigs operating in the Uinta Basin Riverbend project. The average drilling time to total depth on the last 10 Gasco-operated wells that both spud and reached total depth during the first six months of 2007 was 18.6 days with the longest taking 25 days and the shortest taking 14 days. Reducing drilling days is a cost saving component within our control that we are intently focused upon in order to lower our per-well investment in an effort to continue improving economics in the Riverbend play.
We have drilled a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in two formations to a revised proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet, and the rig was released and drilling operations were suspended due to winter lease stipulations. Due to the continued low natural gas prices discussed above, management has not determined when drilling operations on this well are expected to resume because the potential reserves associated with this well are uneconomic at current prices.
Forward Sales Contract
During April 2007, we entered into a sales and firm transportation agreement for 18,000 MMBTU per day, at the first of the month IFERC CIG index price, net of transportation, marketing and fuel expenses. We have elected the normal purchase and sale exemption under paragraph 10(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” because we anticipate that (1) we will produce the volumes required to be delivered under the terms of the contract, (2) it is probable the delivery will be made to the counterparty and (3) the counterparty will fulfill its contractual obligations under the terms of the contracts. As such, we are not required to treat the contract as a derivative and the contract will not be marked to market under the provisions of SFAS No. 133.
Property Impairment
Management believes that the current low natural gas prices received in the Rockies, as discussed previously, has caused the potential resources related to our Wyoming acreage to become uneconomic. During 2006, we began drilling a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in two formations to a proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet when drilling operations were suspended due to winter lease stipulations. Since it was our intention to continue drilling operations on this well in July 2007, this well was classified as a well in progress at December 31, 2006 and at March 31, 2007. The low natural gas prices in this area have made it difficult for us to find a partner to participate in the drilling of this well and as a result, management has revised its original plans for this well and no longer has current plans to recommence drilling operations on this well. Therefore the total well costs of approximately $3,925,000 have been reclassified from wells in progress into proved property during the second quarter of 2007. Additionally, approximately $6,230,000 of unproved leasehold costs related to our Wyoming acreage was reclassified to proved property during the quarter ended June 30, 2007. Both of these amounts totaling $10,155,000 were included in the ceiling test and depletion calculations.
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
As of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool exceeded the ceiling limitation by $64,300,000. Therefore, impairment expense of $64,300,000 was recorded during the six months ended June 30, 2007.
Stock Offering
On April 13, 2007, Gasco issued 10,000,000 shares of common stock in a public offering for gross proceeds of $19,300,000. The offering costs associated with this transaction were $105,729. Gasco intends to use the net proceeds from the offering for general corporate purposes.
Drilling Program
On August 1, 2007, Gasco entered into a definitive agreement with a subsidiary of NFR Energy, LLC (“NFR”) whereby the subsidiary of NFR will participate in a 30-well drilling program in Gasco’s Riverbend Project. NFR has agreed to participate in 30 wells drilled by Gasco in 2007 and into early 2008. The terms of the agreement allow for NFR to earn two-thirds of Gasco’s interest in each 40-acre drilling location, 100 feet below total depth drilled, in exchange for paying its share of the costs including a per-well location fee paid to Gasco as the operator of the project. The agreement covers substantially all of Gasco’s 2007 drilling program, retroactive for wells drilled year-to-date, and as such includes 13 gross operated wells spudded (3.5 net to Gasco’s interest and 6.9 net to NFR) in 2007. At signing, Gasco received cash consideration of $19,031,602 for the aforementioned wells and in wells expected to be spud prior to August 1, 2007.
The general terms of the agreement are as follows:
-	The agreement consists of Gasco’s leasehold position in portions of Uintah County, Utah and does not include assets in California, Nevada or Wyoming.

-	The drilling program targets Wasatch, Mesaverde and Blackhawk development locations.

-	Gasco can continue to independently develop its acreage.

-	Upon completion of the initial 30-well program, NFR will have earned approximately 67% of Gasco’s interest in 1,200 gross acres in the Riverbend Project.

Proposed Acquisition
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $26,070,000 based on the closing price of Gasco’s stock on last trading date of the quarter which was June 29, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah and approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and 11% in Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
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
Oil and Gas Production Summary
The following table presents Gasco’s production and price information during the three and six months ended June 30, 2007 and 2006. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Natural gas production (Mcf)	1,052,401	832,724	2,052,718	1,709,295
Average sales price per Mcf	$4.31	$5.18	$4.88	$5.86

Oil production (Bbl)	11,928	5,003	20,319	9,077
Average sales price per Bbl	$49.34	$59.40	$47.71	$58.36

Production (Mcfe)	1,123,969	862,742	2,174,632	1,763,757

During the three and six months ended June 30, 2007 the Company’s oil and gas production increased by approximately 30% and 23% primarily due to the Company’s drilling projects, completions, and recompletions that took place during 2006 and 2007. The increased production was partially offset by normal production declines from wells drilled during earlier periods. The production increase during 2007 was partially offset by our decision to curtail production on some of our existing wells due to the low natural gas prices as discussed above.
Liquidity and Capital Resources
The following table summarizes Gasco’s sources and uses of cash for each of the six months ended June 30, 2007 and 2006.

	For the Six Months Ended
	June 30,
	2007	2006
Net cash provided by operations	$4,698,111	$4,342,336
Net cash used in investing activities	(43,971,796)	(40,471,486)
Net cash provided by financing activities	31,194,271	1,034,330
Net decrease in cash	(8,079,414)	(35,094,483)
Cash provided by operations increased by $355,775 from 2006 to 2007. The 23% increase in equivalent oil and gas production during 2007 was partially offset by an 18% decrease in oil prices and a 17% decrease in gas prices. The production increase is due primarily to our drilling activity during 2006 and 2007.
Our investing activities during the six months ended June 30, 2007 and 2006 related primarily to our development and exploration activities. The 2007 activity also included proceeds from the sale of short-term investments of $4,000,000 and the release of restricted cash of $1,787,500. The 2006 investing activities also included investments in short-term investments of $15,000,000 and the release of restricted cash of $8,351,500.
The financing activity during 2007 is comprised of borrowings under our line of credit of $12,000,000 and the net proceeds of $19,194,271 from the issuance of common stock. The 2006 activity includes the exercise of options to purchase 447,911 shares of Gasco common stock for proceeds of $1,275,985 partially offset by the payment of cash for debt issuance costs of $240,262 and the payment of preferred dividends of $1,393.
Capital Budget
The budget for our 2007 capital expenditure program is $40 million, net of the proceeds received in connection with the closing of our drilling program agreement with NFR as discussed previously. The program will primarily cover the drilling and completion of at least 10 net wells on our Riverbend Project. The budget also includes expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations.

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
Schedule of Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of June 30, 2007.

	Payments due by Period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Convertible Notes
Principal	$65,000,000	$—	$—	$65,000,000	$—
Interest	15,243,403	3,575,000	7,150,000	4,518,403	—
Long-term debt	12,000,000	—	—	12,000,000	—
Drilling Rig Contracts *	27,279,000	14,490,000	12,789,000	—	—
Operating Leases	1,077,614	422,849	654,765	—	—
Employment Contracts	274,167	274,167	—	—	—
Consulting Agreements	3,600	3,600	—	—	—

Total Contractual Cash Obligations	$120,877,784	$18,765,616	$20,593,765	$81,518,403	$—

*	The three year drilling contract for the new-build rig contains a provision that permits us to terminate the contract for $12,000 per day for the number days remaining in the original contract.

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
As of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool exceeded the ceiling limitation by $64,300,000. Therefore, impairment expense of $64,300,000 was recorded during the six months ended June 30, 2007.
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
     Impairment of Long-lived Assets
The cost of our unproved properties is withheld from the depletion base as described above, until it is determined whether or not proved reserves can be assigned to the properties. These properties are reviewed periodically for possible impairment. Our management reviews all unproved property each quarter. If a determination is made that acreage will be expiring or that we do not plan to develop some of the acreage that is no longer considered to be prospective, we record an impairment of the acreage and reclassify the costs to the full cost pool. We estimate the value of these acres for the purpose of recording the related impairment. The impairments that we have recorded were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by Gasco. This per acre estimate is then applied to the acres that we do not plan to develop in order to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total of the impairment recorded by Gasco.
During the six months ended June 30, 2007, approximately $6,230,000 of unproved leasehold costs related to our Wyoming acreage was reclassified to proved property and was included in the ceiling test and depletion calculations. Management believes that the continued low natural gas prices received in the Rockies have caused the potential resources related to our Wyoming acreage to become uneconomic.
Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards “SFAS” No. 123(R), “Accounting for Stock-Based Compensation” which requires companies to recognize compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. We use the Black-Scholes option valuation model to calculate the fair value of option awards under SFAS 123(R). This model requires us to estimate a risk free interest rate and the volatility of our common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
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
Results of Operations
The Second Quarter of 2007 compared to the Second Quarter of 2006
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	June 30,
	2007	2006
Natural gas production (Mcf)	1,052,401	832,724
Average sales price per Mcf	$4.31	$5.18
Natural gas revenue	$4,535,627	$4,312,905

Oil production (Bbl)	11,928	5,003
Average sales price per Bbl	$49.34	$59.40
Oil revenue	$588,580	$297,167

The increase in oil and gas revenue of $514,135 during the second quarter of 2007 compared with the second quarter of 2006 is comprised of a 30% increase in oil and gas production primarily due to the drilling and completion activity during 2007 and 2006 partially offset by a decrease in the average gas price of $0.87 per Mcf and a decrease of $10.06 in the average oil price during 2007. The production increase during 2007 was partially offset by our decision to curtail production on some of our existing wells due to the low natural gas prices as discussed previously. The $514,135 increase in oil and gas revenue during the second quarter of 2007 represents an increase of $1,290,197 related to the production increase partially offset by a decrease of $776,062 related to the decrease in oil and gas prices.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area pipeline that we constructed during 2004 and 2005.The gathering income increased by $106,652 during the second quarter of 2007 as compared with the second quarter of 2006 due to the increased production resulting from our drilling activity in this area. The increase in gathering expense of $147,575 during the second quarter of 2007 is primarily due to increased operating and compression expenses related to the increased production transported through the system.
Rental Income
Rental income during the second quarter of 2007 represents the revenue from the rental of our drilling rig to outside operated wells in which we do not have an ownership interest during the last two months of the second quarter of 2007.
Interest Income
Interest income decreased $633,993 during the second quarter of 2007 compared with the second quarter of 2006 primarily due to lower average cash and cash equivalent balances during 2007 resulting from our investment in oil and gas properties.

Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	June 30,
	2007	2006
Direct operating expenses and overhead	$511,581	$532,344
Workover expense	108,422	200,025

Total operating expenses	$620,003	$732,369

Operating expenses per Mcfe	$0.55	$0.85

Production and property taxes	$182,709	$134,380

Production and property taxes per Mcfe	$0.16	$0.15

Total lease operating expense per Mcfe	$0.71	$1.00

Lease operating expense decreased $64,037 during the second quarter of 2007 compared with the second quarter of 2006. The decrease is comprised of a $20,763 decrease in operating expenses primarily due to lower water disposal costs during 2007, a $91,603 decrease in workover expense due to fewer projects during 2007 combined with a $48,329 increase in production taxes primarily due to the increase in the number of producing wells from 51 wells at June 30, 2006 to 98 wells at June 30, 2007 and the expiration of a severance tax holiday for the first six months of production.
Depletion, Depreciation and Amortization
Depletion, depreciation and amortization expense during the second quarters of 2007 and 2006 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $423,866 is due primarily to the increase in oil and gas production and related capital costs resulting from our increased drilling activity as well as the unproved property impairment related to the Wyoming acreage as discussed above.
Impairment
As of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool exceeded the ceiling limitation by $64,300,000. Therefore, impairment expense of $64,300,000 was recorded during the six months ended June 30, 2007. The impairment expense of $51,000,000 during the second quarter of 2006 was based on oil and gas prices of $59.87 per barrel and $5.42 per mcf.

General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	June 30,
	2007	2006
Total general and administrative costs	$1,630,169	$1,401,210
General and administrative costs allocated to drilling, completion and operating activities	(288,013)	(98,851)

General and administrative expense	$1,342,156	$1,302,359

General and administrative expenses per Mcfe	$1.19	$1.51

Total stock-based compensation costs	$886,498	$1,180,360
Stock-based compensation costs capitalized	(8,076)	106,288

Stock-based compensation	$878,422	$1,286,648

Stock-based compensation per Mcfe	$0.78	$1.49

Total general and administrative expense including stock-based compensation	$2,220,578	$2,589,007

Total general and administrative expense per Mcfe	$1.97	$3.00

General and administrative expense decreased by $368,429 during the second quarter of 2007 as compared with the second quarter of 2006. The decrease is primarily due to a decrease in consulting and legal expenses partially offset by increased compensation expense due to the hiring of additional employees during the last quarter of 2006. Additionally the allocation of certain drilling, completion and production overhead related to specific projects increased during the second quarter of 2007 due primarily to the increase in the number of wells we operate. The decrease in stock-based compensation expense is due primarily to certain stock options and restricted stock becoming fully vested and to the cancellation or forfeiture of options and restricted stock during the first six months of 2007.
Interest Expense
Interest expense increased $113,653 during the second quarter of 2007 as compared with the second quarter of 2006. The increase is comprised of additional interest expense incurred on the $12,000,000 of borrowings under our line of credit during the first quarter of 2007 partially offset by $163,704 in capitalized interest during the second quarter of 2007.

The First Six Months of 2007 Compared to the First Six Months of 2006
The comparisons for the six months ended June 30, 2007 and the six months ended June 30, 2006 are consistent with those discussed in the second quarter of 2007 compared to the second quarter of 2006 except as discussed below:

	For the Six Months Ended
	June 30,
	2007	2006
Natural gas production (Mcf)	2,052,718	1,709,295
Average sales price per Mcf	$4.88	$5.86
Natural gas revenue	$10,007,565	$10,010,020

Oil production (Bbl)	20,319	9,077
Average sales price per Bbl	$47.71	$58.36
Oil revenue	$969,347	$529,729
The increase in oil and gas revenue of $437,163 during the first six months of 2007 compared with the first six months of 2006 is comprised of an increase in oil and gas production of 11,242 Bbls and 344,423 Mcf partially offset by a decrease in the average oil price of $10.65 per bbl and a decrease in the average gas price of $0.98 per Mcf during 2007. The $437,163 increase in oil and gas revenue during the first six months of 2007 represents an increase of $2,215,057 related to the production increase and a decrease of $1,777,894 related to the decrease in oil and gas prices. The increase in production is described above.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective January 1, 2006 for Gasco. The adoption of FIN 48 had an immaterial impact on our consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Gasco’s financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
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
Cautionary Statement Regarding Forward-Looking Statements
In the interest of providing the stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from the Company expectations (“Cautionary Statements”) include those discussed under the caption “Risk Factors”, in Item 1A hereof and in the Company’s Form 10-K/A for the year ended December 31, 2006. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.
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

ITEM 4 – CONTROLS AND PROCEDURES
Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2007, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II            OTHER INFORMATION
Item 1 – Legal Proceedings
     None.
Item 1A – Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended June 30, 2007, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on 10-K/A for the year ended December 31, 2006, other than the following two additional risk factors:

Pipeline constraints may limit Gasco’s ability to sell its gas production and may negatively affect the price at which Gasco sells its gas.
Gasco’s production is transported through a single intrastate pipeline and therefor any constraints on the capacity of this pipeline could adversely affect its ability to sell Gasco’s production. Additionally, many pipelines, particularly those connecting to higher-priced eastern markets, are operating at or near capacity. Management believes that this situation could continue, at least, into early 2008. In certain circumstances this may limit Gasco’s ability to sell any, or all, of its natural gas production in a given period. As producers vie one with another to sell their gas, this situation may also serve to reduce the price at which Gasco is able to sell the gas that does flow. During the second quarter of 2007, Gasco curtailed a portion of its natural gas production due to the low price for natural gas that prevailed in the Rockies. These low prices are due in part to gas on gas sales competition resulting from the region’s capacity to produce natural gas exceeding the take-away capacity of interstate pipelines that move the natural gas to other consuming regions in the United States. A reduction in the amount of natural gas that Gasco can sell or the price at which such natural gas can be sold could materially adversely affect Gasco’s financial position and results of operations.
Gasco’s officers and directors are engaged in other businesses which may result in conflicts of interest.
Certain of Gasco’s officers and directors also serve as directors of other companies or have significant shareholdings in other companies. Gasco’s chairman, Marc A. Bruner, is the largest shareholder of Galaxy Energy Corporation (“Galaxy”) and Exxcel Energy. Mr. Marc A. Bruner also serves as the Chairman and Chief Operating Officer of Falcon Oil and Gas, Ltd. (“Falcon”). Falcon’s current drilling activities include projects in Romania and Hungary. Carl Stadelhofer, one of Gasco’s directors is a director of Falcon. In addition, another Gasco director, C. Tony Lotito, currently serves as the Executive Vice President, Chief Financial Officer, Secretary-Treasurer and a member of the Board of Directors of PetroHunter Corporation (“PetroHunter”), which is majority owned by Mr. Marc A. Bruner. Charles Crowell, one of Gasco’s directors, is the Chief Executive Officer and serves on the Board of Directors of PetroHunter. Mr. Crowell also serves on the Boards’ of Directors of Providence Resources, Inc. Richard S. Langdon, another one of Gasco’s directors, is President and Chief Executive Officer of Matris Exploration Company, L.P., a private exploration and production company active in onshore California. Mr. Langdon is also a member of the Board of Directors of Constellation Energy Partners LLC (“CEP”), a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. CEP’s activities are currently focused in the Black Warrior Basin of Alabama. Another one of Gasco’s directors, Richard Burgess, is a director of ROC Oil Company (“ROC”), a Limited Liability Corporation incorporated in Australia. ROC has oil and gas activities in China, Australia, UK North Sea, and West Africa. ROC has no activities in North or South America. Gasco estimates that all of its directors except Mr. Crowell spend approximately 10% of their time on Gasco business and Mr. Crowell spends approximately 25% of his time on Gasco business. Mark Erickson, Gasco’s CEO, President and director has direct private investments in certain Rocky Mountain and Mid-Continent oil and gas leases and has a majority interest in a private oil and gas company with core assets in Oklahoma and additional lease holdings in Colorado, Wyoming and Utah. Mr. Erickson is also a co-majority shareholder in a private company engaged in the exploration of non-oil and gas mineral resources in the Republic of Guinea, Africa. Mr. Erickson spends 100% of his time on Gasco business.

To the extent that such other companies participate in ventures in which Gasco may participate, or compete for prospects or financial resources with it, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.
In accordance with the laws of the State of Nevada, Gasco’s directors are required to act honestly and in good faith with a view to the best interests of Gasco. In determining whether or not Gasco will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which Gasco may be exposed and its financial position at that time.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about repurchases of our common stock during the three months ended June 30, 2007:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(a)	Per Share(a)	or Programs	or Programs(b)
June 1, 2007 through June 30, 2007	81,006	$2.54	—	—

Total	81,006	$2.54	—	—

(a)	Represents the surrender to the Company of 81,006 shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock.
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 4 of the accompanying financial statements.
Item 3 – Defaults Upon Senior Securities
                None.
Item 4 – Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting (“Annual Meeting”) of Stockholders on May 15, 2007. The meeting was held to elect eight directors to serve until the 2008 Annual Meeting of Stockholders and to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the year ending December 31, 2007.

The “For” column represents the number of affirmative votes, and the “withheld” column represents the number of abstentions and broker non-votes, by holders of common and preferred stock represented by either proxy or in person at the Annual Meeting. The results of the voting related to the elections of the nominees for director were as follows:

Name	For	Withheld
Marc A. Bruner	68,532,427	11,564,935
Richard J. Burgess	78,729,559	1,367,803
Charles B. Crowell	76,198,131	3,899,231
Mark A. Erickson	69,622,730	10,474,632
Richard S. Langdon	78,619,877	1,477,485
Carmen J. (Tony) Lotito	73,943,146	6,154,216
John Schmit	76,145,131	3,952,231
Carl Stadelhofer	76,216,707	3,880,655
Stockholders voted 76,518,703 shares “for” and 3,499,910 shares “against” the proposal to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the fiscal year ending December 31, 2007, with 78,193 votes abstaining.
Item 5 – Other Information
                 None.
Item 6 – Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

Exhibit Number	Exhibit

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Second Amendment to Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 29, 2007, filed May 30, 2007, File No. 001-32369).

2.11	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

Exhibit Number	Exhibit

3.4	Amended and Restated Bylaws of Gasco Energy, Inc., dated June 26, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 26, 2007, filed on June 27, 2007, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the

Exhibit Number	Exhibit

year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.14	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

Exhibit Number	Exhibit

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the
Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*10.11	Participation Agreement dated August 1, 2007 by and between Gasco Production Company and NFR Uinta Basin LLC.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: August 1, 2007	By:	/s/ W. King Grant
W. King Grant, Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

Exhibit Number	Exhibit

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Second Amendment to Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 29, 2007, filed May 30, 2007, File No. 001-32369).

2.11	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

Exhibit Number	Exhibit

3.4	Amended and Restated Bylaws of Gasco Energy, Inc., dated June 26, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 26, 2007, filed on June 27, 2007, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the

Exhibit Number	Exhibit

year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).
4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.14	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

Exhibit Number	Exhibit

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the
Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

*10.11	Participation Agreement dated August 1, 2007 by and between Gasco Production Company and NFR Uinta Basin LLC.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensating plans or arrangements.