Form 10-Q
period 2007-09-30
GASCO ENERGY INC
filed 2007-11-01
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 001-32369
GASCO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204105 (IRS Employer Identification No.)

8 Inverness Drive East, Suite 100, Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of Common shares outstanding as of November 1, 2007: 96,340,359

ITEM I — FINANCIAL INFORMATION
PART 1 — FINANCIAL STATEMENTS
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,471,167	$12,876,879
Restricted investment	1,787,500	3,575,000
Short-term investments	—	6,000,000
Accounts receivable
Joint interest billings	2,448,648	5,955,186
Revenue	1,264,168	3,081,850
Inventory	999,182	1,297,498
Prepaid expenses	266,587	644,490

Total	14,237,252	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	204,554,713	159,407,481
Unproved mineral interests	12,465,419	12,538,067
Wells in progress	679,581	5,215,252
Gathering assets	14,514,568	12,703,346
Facilities and equipment	9,591,170	8,492,632
Furniture, fixtures and other	274,693	241,009

Total	242,080,144	198,597,787
Less accumulated depletion, depreciation, amortization and impairment	(173,949,066)	(68,945,779)

Total	68,131,078	129,652,008

OTHER ASSETS
Deposit	139,500	—
Deferred financing costs	1,982,832	2,371,507

Total	2,122,332	2,371,507

TOTAL ASSETS	$84,490,662	$165,454,418

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,102,641	$16,228,056
Revenue payable	1,502,490	1,678,427
Advances from joint interest owners	10,803,566	2,955,376
Accrued interest	1,750,595	844,102
Accrued expenses	327,000	595,000

Total	18,486,292	22,300,961

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	3,000,000	—
Asset retirement obligation	981,143	908,543
Deferred rent expense	64,348	72,993

Total	69,045,491	65,981,536

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 96,387,559 shares issued and 96,313,859 outstanding as of September 30, 2007 and 86,173,715 shares issued and 86,100,015 outstanding as of December 31, 2006	9,639	8,617
Additional paid-in capital	184,050,069	162,646,592
Accumulated deficit	(186,970,534)	(85,352,993)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	(3,041,121)	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,490,662	$165,454,418

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
REVENUES
Gas	$2,642,799	$4,563,576
Oil	554,891	336,963
Gathering	374,127	511,360
Rental income	354,562	—
Interest income	110,670	646,834

Total	4,037,049	6,058,733

OPERATING EXPENSES
Lease operating	1,024,063	749,214
Gathering operations	458,241	1,065,658
Depletion, depreciation, amortization and accretion	2,082,408	2,206,328
Impairment	32,790,000	—
General and administrative	1,858,566	1,768,788
Interest expense	970,496	1,055,504

Total	39,183,774	6,845,492

NET LOSS	$(35,146,725)	$(786,759)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.37)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	95,696,066	85,609,137

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
REVENUES
Gas	$12,650,364	$14,573,596
Oil	1,524,238	866,692
Gathering	1,333,174	1,363,755
Rental income	698,437	—
Interest income	382,037	2,298,540

Total	16,588,250	19,102,583

OPERATING EXPENSES
Lease operating	2,423,037	2,145,978
Gathering operations	1,365,192	1,825,034
Depletion, depreciation, amortization and accretion	7,785,923	7,976,401
Impairment	97,090,000	51,000,000
General and administrative	6,405,221	7,041,831
Interest expense	3,136,418	3,113,338

Total	118,205,791	73,102,582

NET LOSS	(101,617,541)	(53,999,999)

Preferred stock dividends	—	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(101,617,541)	$(54,001,392)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(1.11)	$(0.63)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	91,901,998	85,384,515

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,617,541)	$(53,999,999)
Adjustment to reconcile net loss to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	104,809,828	58,941,433
Accretion of asset retirement obligation	66,095	34,968
Stock-based compensation	2,418,316	3,198,834
Amortization of deferred rent	(8,645)	(3,551)
Amortization of deferred financing costs	388,675	373,658
Changes in operating assets and liabilities:
Accounts receivable	5,324,220	(2,374,582)
Inventory	298,316	(2,082,859)
Prepaid expenses	238,403	320,788
Accounts payable	(2,640,893)	2,119,670
Revenue payable	(175,937)	(58,374)
Advances from joint interest owners	7,848,190	1,337,719
Accrued interest	906,493	893,753
Accrued expenses	(268,000)	428,742

Net cash provided by operating activities	17,587,520	9,130,200

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(33,684)	(62,866)
Cash paid for acquisitions, development and exploration	(56,401,472)	(55,109,912)
Proceeds from property sales	3,475,153	—
Increase in short-term investments	—	(6,000,000)
Proceeds from sale of short-term investments	6,000,000	—
Cash designated as restricted	—	(100,612)
Cash undesignated as restricted	1,787,500	8,351,500

Net cash used in investing activities	(45,172,503)	(52,921,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,300,000	—
Borrowings under line of credit	12,000,000	—
Repayment of borrowings	(9,000,000)	—
Cash paid for stock offering costs	(120,729)	—
Preferred dividends	—	(1,393)
Exercise of options to purchase common stock	—	1,370,675
Cash paid for debt issuance costs	—	(240,262)

Net cash provided by financing activities	22,179,271	1,129,020

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,405,712)	(42,662,670)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	12,876,879	62,661,368

END OF PERIOD	$7,471,167	$19,998,698

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
NOTE 1 — ORGANIZATION
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
The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All significant intercompany transactions have been eliminated.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Restricted Investment
The restricted investment balance as of September 30, 2007 and December 31, 2006 represents an investment in U.S. government securities in an amount sufficient to provide for the payment of the semi-annual scheduled interest payments on the Company’s outstanding 5.5% Convertible Notes due 2011 (the “Convertible Notes”) that are due within one year of the reporting date. This investment will be held until maturity and the cost of the investment approximates its market value.

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $26,071 and $129,825; and $132,598 and $261,778 of internal costs during the three and nine months ended September 30, 2007 and 2006, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the nine months ended September 30, 2007, approximately $6,230,000 of unproved leasehold costs related to our Wyoming acreage was reclassified to proved property and was included in the ceiling test and depletion calculations. Management believes that the continued low natural gas prices received in the Rockies have caused the potential resources related to our Wyoming acreage to become uneconomic.
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
As of September 30, 2007, oil and gas prices were $62.29 per barrel and $0.345 per mcf. Our oil and gas reserves became uneconomic as the gas price on September 30, 2007 was less than our gathering costs to transport the gas to a sales point and would have resulted in an impairment of $65,620,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool would have exceeded the above described ceiling by $32,790,000. Additionally, as of June 30,

2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. Subsequent to that quarter end, oil and gas prices increases reduced our impairment to $64,300,000. Therefore, impairment expense of $32,790,000 and $97,090,000 was recorded during the three and nine months ended September 30, 2007, respectively.
Capitalized Interest
The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized during the three and nine months ended September 30, 2007 were $270,245 and $520,473, respectively. No interest was capitalized during the three and nine months ended September 30, 2006.
Wells in Progress
Wells in progress at September 30, 2007 represent the costs associated with the drilling of three wells in the Riverbend area of Utah. Since the wells had not reached total depth as of the financial statement date, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells reach total depth and are cased and will become subject to depletion and the ceiling test calculation in future periods. Wells in progress at December 31, 2006 represented the costs associated with the drilling of two wells in the Riverbend area of Utah and one well in the Greater Green River Basin in Wyoming. These costs were reclassified into proved properties during 2007.
Facilities and Equipment
The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits began operations during the fourth quarter of 2006 and are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the evaporation pits of $58,390 and $173,577 was recorded as a credit to proved properties during the three and nine months ended September 30, 2007, respectively.
The oil and gas equipment and facilities owned by the Company are depreciated using the straight-line method over the estimated useful life of five to ten years for the equipment, twenty years for the drilling rig and twenty five years for the facilities. The rental of some of the equipment and facilities owned by Gasco is charged to the wells that are operated by Gasco and therefore, a portion of the net revenue attributable to the outside working interest owners from the equipment and facilities rental of $23,590 and $841,715; and $149,481 and $344,025 was recorded as a credit to proved properties during the three and nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance beginning of period	$1,027,652	$365,083	$908,543	$223,947
Liabilities incurred	6,928	264,240	81,595	322,340
Liabilities settled (a)	(16,134)	—	(16,134)	—
Revisions (b)	(58,956)	—	(58,956)	69,533
Accretion expense	21,653	21,465	66,095	34,968

Balance end of period	$981,143	$650,788	$981,143	$650,788

(a)	Liabilities settled represent the reduction in our asset retirement obligation resulting from the sale of working interests in connection with the drilling program further described in Note 6.

(b)	Revisions represent our periodic reassessment of the expected cash flows and assumptions inherent in the calculation of the asset retirement liability.

Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
Computation of Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Convertible Notes and the outstanding common stock options have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive. As of September 30, 2007, potential common stock equivalents of 26,870,169 have been excluded from the computation of diluted net income (loss) per share.
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
NOTE 3 — STOCK-BASED COMPENSATION
The Company has outstanding common stock options and restricted stock issued under its equity incentive plans. See Note 3 to the financial statements in the Company’s Form 10-K/A for the year ended December 31, 2006 for additional information. The Company accounts for stock option grants and restricted stock awards in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation.”
During the three and nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation	$582,931	$885,848	$2,430,988	$3,213,384
Consultant compensation capitalized as proved property	(381)	36,921	(12,672)	(14,550)

Total stock-based compensation expense	$582,550	$922,769	$2,418,316	$3,198,834

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach. Stock-based non-employee compensation expense was $14,077 and $28,540 for the three and nine months ending September 30, 2007, respectively. Of this $14,077 and $28,540 of total calculated compensation expense for non-

employees for the three and nine months ending September 30, 2007, $13,696 and $15,840 was expensed and $381 and $12,672 was capitalized relating to drilling personnel, respectively. Stock-based non-employee compensation or (reduction in) expense was $(47,780) and $10,224 for the three and nine months ending September 30, 2006, respectively. Of this $(47,780) and $10,224 of total calculated compensation expense for non-employees for the three and nine months ending September 30, 2006 $(10,859) and $(4,326) was expensed and $(36,921) and $14,550 was capitalized relating to drilling personnel, respectively.
Stock Options
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through September 30, 2007:

		Weighted-
		Average Exercise
	Stock Options	Price
Outstanding at January 1, 2007	9,878,502	$2.74
Granted	1,225,000	$1.92
Exercised	—	—
Forfeited	(29,169)	$5.54
Cancelled	(454,164)	$3.21
Outstanding at September 30, 2007	10,620,169	$2.61
Exercisable at September 30, 2007	8,155,434	$2.37
The following table summarizes information related to the outstanding and vested options as of September 30, 2007:

	Outstanding
	Options	Vested options
Number of shares	10,620,169	8,155,434
Weighted Average Remaining Contractual Life	6.53	5.69
Weighted Average Exercise Price	$2.61	$2.37
Aggregate intrinsic value	$2,054,000	$2,050,875
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing common stock price of $1.85 on the last trading date of the quarter which was September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The total grant date fair value of the shares vested during the three and nine months ended September 30, 2007 was $884,344 and $2,811,142, respectively.
The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2007, there was $4,992,044 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 4.99 years.
Restricted Stock
The following table summarizes the restricted stock activity from January 1, 2007 through September 30, 2007:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2007	365,920	$2.39
Granted	298,000	$1.94
Vested	(228,510)	$1.89
Forfeited	(3,150)	$3.45
Outstanding at September 30, 2007	432,260	$2.27
As of September 30, 2007, there was $864,387 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 3.48 years.
NOTE 4 — CREDIT FACILITY
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
The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which was increased from $25,000,000 to $37,000,000 during February 2007. During October 2007, our borrowing base was further increased to $40,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of September 30, 2007, there were loans of $3,000,000 outstanding at an interest rate of 7.75% and a $6,564,000 letter of credit which is considered usage for purposes of calculating availability and commitment fees. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010.
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
The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of September 30, 2007, the Company was and the Company is currently, in compliance with each of the covenants contained in the Credit Agreement.
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
NOTE 5 — STOCK TRANSACTIONS
On April 13, 2007, Gasco issued 10,000,000 shares of common stock in a public offering for gross proceeds of $19,300,000. The offering costs associated with this transaction were $105,729. Gasco is using the net proceeds from the offering for general corporate purposes.
During the nine months ended September 30, 2007, the Company’s Board of Directors approved the issuance of 298,000 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan, to certain of the Company’s employees and consultants. The restricted shares vest at varying schedules within three to five years. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason. The compensation expense related to the restricted stock was measured on the issuance date using the trading price of the Company’s common stock on that date and is amortized over the vesting period. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding for the purposes of computing diluted earnings per share. The Company also granted 1,225,000 options to purchase shares of common stock to its employees, at exercise prices ranging from $1.80 per share to $2.19 per share. The options vest at varying schedules within three to five years after the issuance date.

During the first nine months of 2007, 81,006 shares of the Company’s common stock were cancelled in satisfaction of the income tax liability of $205,760 associated with the vesting of restricted stock.
NOTE 6— DRILLING PROGRAM
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
NOTE 7— COMMITMENTS
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
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $20,350,000 based on the closing price of Gasco’s stock on the last trading date of the quarter which was September 28, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah and approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and 11% in Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
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
NOTE 8- STATEMENT OF CASH FLOWS
During the nine months ended September 30, 2007, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $81,595. Reduction in asset retirement obligation of $58,956 due to periodic reassessment of the expected cash flows and assumptions inherent in the calculation of the liability.

-	Stock-based compensation of $12,672 capitalized as proved property.

-	Additions to oil and gas properties included in accounts payable of $3,065,628.

-	Capitalization of interest expense of $520,473.

-	Cancellation of 81,006 shares of common stock in satisfaction of income taxes of $205,760 related to the vesting of restricted stock.
During the nine months ended September 30, 2006, the Company’s non-cash investing and financing activities consisted of the following transactions:
-	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $322,340. Increase in asset retirement obligation of $69,533 due to periodic reassessment of the expected cash flows and assumptions inherent in the calculation of the liability.

-	Stock-based compensation of $14,550 capitalized as proved property.

-	Additions to oil and gas properties included in accounts payable of $3,039,444.

-	Conversion of 763 shares of Preferred Stock into 479,599 shares of common stock.

-	Cancellation of 57,787 shares of common stock in satisfaction of the income tax liability of $199,288 associated with the vesting of restricted stock.

-	Write-off of fully depreciated furniture and fixtures of $2,592.
Cash paid for interest during the nine months ended September 30, 2007 and 2006 was $2,277,750 and $1,787,500, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2007 and 2006.
NOTE 9 — CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed Consolidating Balance Sheet
As of September 30, 2007
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,460,510	$10,657	$—	$7,471,167
Restricted investment	1,787,500	—	—	1,787,500
Accounts receivable	—	3,712,816	—	3,712,816
Inventory	—	999,182	—	999,182
Prepaid expenses	266,587	—	—	266,587

Total	9,514,597	4,722,655	—	14,237,252

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	19,696	204,535,017	—	204,554,713
Unproved mineral interests	1,026,522	11,438,897	—	12,465,419
Wells in progress	—	679,581	—	679,581
Gathering assets	—	14,514,568	—	14,514,568
Facilities and equipment	—	9,591,170	—	9,591,170
Furniture, fixtures and other	274,693	—	—	274,693

Total	1,320,911	240,759,233	—	242,080,144
Less accumulated depreciation, depletion and amortization	(148,930)	(173,800,136)	—	(173,949,066)

Total	1,171,981	66,959,097	—	68,131,078

OTHER ASSETS
Deposit	139,500	—	—	139,500
Deferred financing costs	1,982,832	—	—	1,982,832
Intercompany	189,086,978	(189,086,978)	—	—

Total	191,209,310	(189,086,978)	—	2,122,332

TOTAL ASSETS	$201,895,888	$(117,405,226)	—	$84,490,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$92,970	$4,009,671	$—	$4,102,641
Revenue payable	—	1,502,490	—	1,502,490
Advances from joint interest owners	—	10,803,566	—	10,803,566
Accrued interest	1,750,595	—	—	1,750,595
Accrued expenses	327,000	—	—	327,000

Total	2,170,565	16,315,727	—	18,486,292

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Long-term debt	3,000,000	—	—	3,000,000
Asset retirement obligation		981,143	—	981,143
Deferred rent expense	64,348	—	—	64,348

Total	68,064,348	981,143	—	69,045,491

STOCKHOLDERS’ EQUITY
Common stock	9,639	—	—	9,639
Other	131,651,336	(134,702,096)	—	(3,050,760)

Total	131,660,975	(134,702,096)	—	(3,041,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,895,888	$(117,405,226)	$—	$84,490,662

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,831,082	$2,045,797	$—	$12,876,879
Restricted investment	3,575,000	—	—	3,575,000
Short-term investments	6,000,000	—	—	6,000,000
Accounts receivable	—	9,037,036	—	9,037,036
Inventory	—	1,297,498	—	1,297,498
Prepaid expenses	618,505	25,985	—	644,490

Total	21,024,587	12,406,316	—	33,430,903

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	7,024	159,400,457	—	159,407,481
Unproved mineral interests	506,049	12,032,018	—	12,538,067
Wells in progress	—	5,215,252	—	5,215,252
Gathering assets	—	12,703,346	—	12,703,346
Facilities and equipment	—	8,492,632	—	8,492,632
Furniture, fixtures and other	241,009	—	—	241,009

Total	754,082	197,843,705	—	198,597,787
Less accumulated depreciation, depletion and amortization	(101,985)	(68,843,794)	—	(68,945,779)

Total	652,097	128,999,911	—	129,652,008

OTHER ASSETS
Deferred financing costs	2,371,507	—	—	2,371,507
Intercompany	154,960,689	(154,960,689)	—	—

Total	157,332,196	(154,960,689)	—	2,371,507

TOTAL ASSETS	$179,008,880	$(13,554,462)	—	$165,454,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$218,366	$16,009,690	$—	$16,228,056
Revenue payable	—	1,678,427	—	1,678,427
Advances from joint interest owners	—	2,955,376	—	2,955,376
Accrued interest	844,102	—	—	844,102
Accrued expenses	595,000	—	—	595,000

Total	1,657,468	20,643,493	—	22,300,961

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	—	65,000,000
Asset retirement obligation	—	908,543	—	908,543
Deferred rent expense	72,993	—	—	72,993

Total	65,072,993	908,543	—	65,981,536

STOCKHOLDERS’ EQUITY
Common stock	8,617	—	—	8,617
Other	112,269,802	(35,106,498)	—	77,163,304

Total	112,278,419	(35,106,498)	—	77,171,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,008,880	$(13,554,462)	$—	$165,454,418

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended September 30, 2007	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil, and gas	$—	$3,197,690	$—	$3,197,690
Gathering	—	1,089,750	(715,623)	374,127
Rental income	—	354,562	—	354,562
Interest income	110,657	13	—	110,670

Total	110,657	4,642,015	(715,623)	4,037,049

OPERATING EXPENSES
Lease operating	—	1,739,686	(715,623)	1,024,063
Gathering operations	—	458,241	—	458,241
Depletion, depreciation, amortization and impairment	165,350	1,917,058	—	2,082,408
Impairment	—	32,790,000	—	32,790,000
General and administrative	1,858,566	—	—	1,858,566
Interest expense	970,496	—	—	970,496

Total	2,994,412	36,904,985	(715,623)	39,183,774

NET LOSS	$(2,883,755)	$(32,262,970)	$—	$(35,146,725)

		Guarantor
For the Three Months Ended September 30, 2006	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$4,900,539	$—	$4,900,539
Gathering	—	977,622	(466,262)	511,360
Interest income	646,162	672	—	646,834

Total	646,162	5,878,833	(466,262)	6,058,733

OPERATING EXPENSES
Lease operating	—	1,215,476	(466,262)	749,214
Gathering operations	—	1,065,658	—	1,065,658
Depletion, depreciation and amortization	46,863	2,159,465	—	2,206,328
General and administrative	1,768,788	—	—	1,768,788
Interest expense	1,055,504	—	—	1,055,504

Total	2,871,155	4,440,599	(466,262)	6,845,492

NET INCOME (LOSS)	$(2,224,993)	$1,438,234	$—	$(786,759)

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2007	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$14,174,602	$—	$14,174,602
Gathering	—	4,029,260	(2,696,086)	1,333,174
Rental income	—	698,437	—	698,437
Interest income	381,979	58	—	382,037

Total	381,979	18,902,357	(2,696,086)	16,588,250

OPERATING EXPENSES
Lease operating	—	5,119,123	(2,696,086)	2,423,037
Gathering operations	—	1,365,192	—	1,365,192
Depletion, depreciation and amortization	195,828	7,590,095	—	7,785,923
Impairment	—	97,090,000	—	97,090,000
General and administrative	6,405,221	—	—	6,405,221
Interest expense	3,136,418	—	—	3,136,418

Total	9,737,467	111,164,410	(2,696,086)	118,205,791

NET LOSS	$(9,355,488)	$(92,262,053)	$—	$(101,617,541)

		Guarantor
For the Nine Months Ended September 30, 2006	Parent	Subsidiaries	Eliminations	Consolidated
REVENUES
Oil and gas	$—	$15,440,288	$—	$15,440,288
Gathering	—	2,885,057	(1,521,302)	1,363,755
Interest income	2,297,814	726	—	2,298,540

Total	2,297,814	18,326,071	(1,521,302)	19,102,583

OPERATING EXPENSES
Lease operating	—	3,667,280	(1,521,302)	2,145,978
Gathering	—	1,825,034	—	1,825,034
Depletion, depreciation and amortization	88,433	7,887,968	—	7,976,401
Impairment	—	51,000,000	—	51,000,000
General and administrative	7,041,831	—	—	7,041,831
Interest expense	3,113,338	—	—	3,113,338

Total	10,243,602	64,380,282	(1,521,302)	73,102,582

NET LOSS	(7,945,788)	(46,054,211)	—	(53,999,999)
Preferred stock dividends	(1,393)	—	—	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,947,181)	$(46,054,211)	$—	$(54,001,392)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2007	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(9,177,370)	$26,764,890	$—	$17,587,520

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(33,684)	—	—	(33,684)
Cash paid for acquisitions, development and exploration	—	(56,401,472)	—	(56,401,472)
Proceeds from property sales	—	3,475,153	—	3,475,153
Proceeds from sale of short-term investments	6,000,000	—	—	6,000,000
Cash undesignated as restricted	1,787,500	—	—	1,787,500

Net cash provided by (used in) investing activities	7,753,816	(52,926,319)	—	(45,172,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	12,000,000	—	—	12,000,000
Repayment of borrowings	(9,000,000)	—	—	(9,000,000)
Proceeds from the issuance of common stock	19,300,000	—	—	19,300,000
Cash paid for offering costs	(120,729)	—	—	(120,729)
Intercompany	(24,126,289)	24,126,289	—	—

Net cash provided by (used in) financing activities	(1,947,018)	24,126,289	—	22,179,271

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,370,572)	(2,035,140)		(5,405,712)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,831,082	2,045,797	—	12,876,879

END OF PERIOD	$7,460,510	$10,657	$—	$7,471,167

		Guarantor
For the Nine Months Ended September 30, 2006	Parent	Subsidiaries	Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES	$(3,810,792)	$12,940,992	$—	$9,130,200

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(62,866)	—	—	(62,866)
Cash paid for acquisitions, development and exploration	—	(55,109,912)	—	(55,109,912)
Investment in short-term investments	(6,000,000)	—	—	(6,000,000)
Cash designated as restricted	(100,612)	—	—	(100,612)
Cash undesignated as restricted	8,351,500	—	—	8,351,500

Net cash provided by (used in) investing activities	2,188,022	(55,109,912)	—	(52,921,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends	(1,393)	—	—	(1,393)
Exercise of options to purchase common stock	1,370,675	—	—	1,370,675
Cash paid for debt issuance costs	(240,262)			(240,262)
Intercompany	(39,777,029)	39,777,029	—	—

Net cash provided by financing activities	(38,648,009)	39,777,029	—	1,129,020

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,270,779)	(2,391,891)		(42,662,670)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	59,314,343	3,347,025	—	62,661,368

END OF PERIOD	$19,043,564	$955,134	$—	$19,998,698

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward looking statements used by us.
Overview
Gasco Energy, Inc. (“Gasco,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde, Blackhawk, Mancos and Dakota/Morrison formations.
Our realized gas prices during the first nine months of 2007 have decreased in comparison to the average gas price realized during the year ended December 31, 2006. These low prices are due in part to gas on gas sales competition in the Rockies resulting from the region’s capacity to produce natural gas exceeding the take-away capacity of interstate pipelines that move the natural gas to other consuming regions in the United States. As a result of the seasonally low natural gas prices received, we have elected to curtail production from some of our existing gas wells along with delaying completions on new wells, and will bring this production back on line when natural gas prices improve. We continue to experience higher drilling and operating costs resulting from increased fuel and steel costs and from increased drilling activity in this area.
Recent Developments
Drilling Activity
During the nine months ended September 30, 2007, we spudded 21 gross wells (approximately 7.8 net wells) and reached total depth on 22 gross wells (approximately 8.9 net wells) in the Riverbend area. We also participated in one outside-operated well in Utah (0.25 net) and one well in Nevada (0.20 net). We also conducted initial completion operations on 14 operated wells (8.0 net wells) and re-entered one operated well (1.0 net well) to complete pay zones that were behind pipe. We also participated in the completion of one outside-operated well (0.25 net well). As of September 30, 2007, we operated 103 gross producing wells with 10 additional wells awaiting initial completion activities. We have an inventory of 28 operated wells with up-hole recompletion opportunities and three drilling rigs operating in the Uinta Basin Riverbend project. The average drilling time to total depth from base of surface casing on the last 10 Gasco-operated wells that both spud and reached total depth during the first nine months of 2007 was 19 days with the longest taking 25 days and the shortest taking 14 days. However, during the third quarter of 2007, we elected to drill two of our wells into the deeper Mancos Formation. One of these wells was drilled in 20.5 total days from surface casing to total depth, averaging 722 feet per day. This was a 7% improvement, when compared to the average drilling time of 19 days, averaging 673 feet per day. Reducing drilling days is a cost saving component within our control that we are intently focused upon in order to lower our per-well investment in an effort to continue improving economics in the Riverbend play.
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
Property Impairment
Management believes that the recent low natural gas prices received in the Rockies, as discussed previously, has caused the potential resources related to our Wyoming acreage to become uneconomic. During 2006, we began drilling a well in the Muddy Creek Prospect in Wyoming to test natural gas potential in two formations to a proposed depth of 14,400 feet. Intermediate casing was set at approximately 9,600 feet when drilling operations were suspended due to winter lease stipulations. Since it was our intention to continue drilling operations on this well in July 2007, this well was classified as a well in progress at December 31, 2006 and at March 31, 2007. The low natural gas prices in this area have made it difficult for us to find a partner to participate in the drilling of this well and as a result, management has revised its original plans for this well and no longer has current plans to recommence drilling operations on this well. Therefore the total well costs of approximately $3,925,000 were reclassified from wells in progress into proved property during the second quarter of 2007. Additionally, approximately $6,230,000 of unproved leasehold costs related to our Wyoming acreage was reclassified to proved property during the second quarter of 2007. Both of these amounts totaling $10,155,000 were included in the ceiling test and depletion calculations.

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
As of September 30, 2007, oil and gas prices were $62.29 per barrel and $0.345 per mcf. Our oil and gas reserves became uneconomic as the gas price on September 30, 2007 was less than our gathering costs to transport the gas to a sales point and would have resulted in an impairment of $65,620,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool would have exceeded the above described ceiling by $32,790,000. Additionally, as of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. Subsequent to that quarter end, oil and gas prices increases reduced our impairment to $64,300,000. Therefore, impairment expense of $32,790,000 and $97,090,000 was recorded during the three and nine months ended September 30, 2007, respectively.
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
Proposed Acquisition
On September 20, 2006, Gasco entered into an agreement to purchase Brek Energy Corporation (“Brek”) for equity consideration of approximately 11,000,000 shares of common stock valued at approximately $20,350,000 based on the closing price of Gasco’s stock on last trading date of the quarter which was September 28, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah and approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco’s acreage portfolio by absorbing a working interest partner that previously owned approximately 14% of Gasco’s undeveloped acreage in Utah and 11% in Wyoming. Gasco does not expect to incur any additional overhead expenses as a result of the acquisition. The boards of directors of both Brek and Gasco have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to the approval of the stockholders of Brek and the completion of a distribution of certain subsidiaries of Brek to its stockholders.
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
Oil and Gas Production Summary
The following table presents Gasco’s production and price information during the three and nine months ended September 30, 2007 and 2006. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Natural gas production (Mcf)	916,028	912,776	2,968,746	2,622,071
Average sales price per Mcf	$2.89	$5.00	$4.26	$5.56

Oil production (Bbl)	9,765	5,677	30,084	14,754
Average sales price per Bbl	$56.82	$59.36	$50.67	$58.74

Production (Mcfe)	974,618	946,838	3,149,250	2,710,595
During the three and nine months ended September 30, 2007 the Company’s oil and gas production increased by approximately 3% and 16% primarily due to the Company’s drilling projects, completions, and recompletions that took place during 2006 and 2007. The production increase during 2007 was partially offset by our decision to curtail production on some of our existing wells due to the low natural gas prices as discussed above, as well as normal production declines on wells drilled during earlier periods.
Liquidity and Capital Resources
As of September 30, 2007 we had a working capital deficit of $4,249,040; however, a combination of cash from operating activities and borrowings from our unused borrowing base of $27,436,000 will be used to fund our working capital during the next year.
The following table summarizes Gasco’s sources and uses of cash for each of the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operations	$17,587,520	$9,130,200
Net cash used in investing activities	(45,172,503)	(52,921,890)
Net cash provided by financing activities	22,179,271	1,129,020
Net decrease in cash	(5,405,712)	(42,662,670)
Cash provided by operations increased by $8,457,320 from 2006 to 2007. The 16% increase in equivalent oil and gas production during 2007 was partially offset by a 14% decrease in oil prices and a 23% decrease in gas prices. The production increase is due primarily to our drilling activity during 2006 and 2007, partially offset by our curtailed production during the second and third quarters of 2007, as discussed previously. Also contributing to the increase is the positive working capital changes during 2007, the most significant of which is the increase in advances from joint owners that resulted from our 2007 drilling program as discussed previously.

Our investing activities during the nine months ended September 30, 2007 and 2006 related primarily to our development and exploration activities. The 2007 activity also included proceeds from property sales of $3,475,153, the sale of short-term investments of $6,000,000 and the release of restricted cash of $1,787,500. The 2006 investing activities also included investments in short-term investments of $6,000,000 and the release of restricted cash of $8,351,500.
The financing activity during 2007 is comprised of borrowings under our line of credit of $12,000,000, the repayment of $9,000,000 of these borrowings and the net proceeds of $19,194,271 from the issuance of common stock. The 2006 activity includes the exercise of options to purchase 479,161 shares of Gasco common stock for proceeds of $1,370,675 partially offset by the payment of cash for debt issuance costs of $240,262 and the payment of preferred dividends of $1,393.
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

Schedule of Contractual Obligations
The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts, consulting agreement and service contracts for the periods specified as of September 30, 2007.

	Payments due by Period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Convertible Notes
Principal	$65,000,000	$—	$—	$65,000,000	$—
Interest	14,349,653	3,575,000	7,150,000	3,624,653	—
Long-term debt	3,000,000	—	—	3,000,000	—
Drilling Rig Contracts *	22,251,000	11,394,000	10,857,000	—	—
Operating Leases	972,070	424,873	547,197	—	—
Employment Contracts	156,667	156,667	—	—	—

Total Contractual Cash Obligations	$105,729,390	$15,550,540	$18,554,197	$71,624,653	$—

*	The three year drilling contract for the new-build rig contains a provision that permits us to terminate the contract for $12,000 per day for the number days remaining in the original contract.
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

As of September 30, 2007, oil and gas prices were $62.29 per barrel and $0.345 per mcf. Our oil and gas reserves became uneconomic as the gas price on September 30, 2007 was less than our gathering costs to transport the gas to a sales point and would have resulted in an impairment of $65,620,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool would have exceeded the above described ceiling by $32,790,000. Additionally, as of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. Subsequent to that quarter end, oil and gas prices increases reduced our impairment to $64,300,000. Therefore, impairment expense of $32,790,000 and $97,090,000 was recorded during the three and nine months ended September 30, 2007, respectively.
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
During the nine months ended September 30, 2007, approximately $6,230,000 of unproved leasehold costs related to our Wyoming acreage was reclassified to proved property and was included in the ceiling test and depletion calculations. Management believes that the continued low natural gas prices received in the Rockies have caused the potential resources related to our Wyoming acreage to become uneconomic.
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
Prior to the adoption of SFAS No. 123(R), we had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, through December 31, 2005 for accounting for stock option awards to employees and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic value in the consolidated financial statements. We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, through disclosure only.
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
Results of Operations
The Third Quarter of 2007 compared to the Third Quarter of 2006
Oil and Gas Revenue and Production

	For the Three Months Ended
	September 30,
	2007	2006
Natural gas production (Mcf)	916,028	912,776
Average sales price per Mcf	$2.89	$5.00
Natural gas revenue	$2,642,799	$4,563,576

Oil production (Bbl)	9,765	5,677
Average sales price per Bbl	$56.82	$59.36
Oil revenue	$554,891	$336,963
The table below sets forth the production volumes, price and revenue by product for the periods presented.
The decrease in oil and gas revenue of $1,702,849 during the third quarter of 2007 compared with the third quarter of 2006 is comprised of a decrease in the average gas price of $2.11 per Mcf and a decrease of $2.54 in the average oil price during 2007 partially offset by a 3% increase in oil and gas production primarily due to the drilling and completion activity during 2007 and 2006. The production increase during 2007 was partially offset by our decision to curtail production on some of our existing wells due to the low natural gas prices as discussed previously as well as normal production declines on well drilled during earlier periods. The $1,702,849 decrease in oil and gas revenue during the third quarter of 2007 represents a decrease of $1,944,620 related to the decrease in oil and gas prices partially offset by an increase of $241,771 related to the increased production.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the
Riverbend area pipeline that we constructed during 2004 and 2005.The gathering income decreased by $137,233 during the third quarter of 2007 as compared with the third quarter of 2006 due to the decreased production on wells in which third parties had a working interest. The decrease in gathering expense of $607,417 during the third quarter of 2007 is primarily due to a revision in the methodology for calculating charges related to compressor fuel during the third quarter of 2006.
Rental Income
Rental income during the third quarter of 2007 represents the revenue from the rental of our drilling rig to outside operated wells in which we do not have an ownership interest during the third quarter of 2007.
Interest Income
Interest income decreased $536,164 during the third quarter of 2007 compared with the third quarter of 2006 primarily due to lower average cash and cash equivalent balances during 2007 resulting from our investment in oil and gas properties.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	September 30,
	2007	2006
Direct operating expenses and overhead	$765,664	$502,158
Workover expense	127,543	85,933

Total operating expenses	$893,207	$588,091

Operating expenses per Mcfe	$0.92	$0.62

Production and property taxes	$130,856	$161,123

Production and property taxes per Mcfe	$0.13	$0.17

Total lease operating expense per Mcfe	$1.05	$0.79

Lease operating expense increased $274,849 during the third quarter of 2007 compared with the third quarter of 2006. The increase is comprised of a $263,506 increase in operating expenses primarily due to the increase in producing wells from 72 gross wells in 2006 to 103 gross wells in 2007, a $41,610 increase in workover expense due to an increase in the number of projects during 2007 partially offset by a $30,267 decrease in production taxes primarily due to the decrease in oil and gas revenue during the third quarter of 2007.

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization expense during the third quarters of 2007 and 2006 is comprised of depletion expense related to our oil and gas properties, depreciation expense of gathering assets, facilities and equipment, furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $123,920 is due primarily to the increase in gathering asset, equipment and facilities during 2007.
Impairment
As of September 30, 2007, oil and gas prices were $0.345 per mcf and $62.29 per barrel. Our oil and gas reserves became uneconomic as the gas price on September 30, 2007 was less than our gathering costs to transport the gas to a sales point and would have resulted in an impairment of $65,620,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool would have exceeded the above described ceiling by $32,790,000. Therefore, impairment expense of $32,790,000 was recorded during the quarter ended September 30, 2007.
General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	September 30,
	2007	2006
Total general and administrative costs	$1,582,481	$1,521,546

General and administrative costs allocated to drilling, completion and operating activities	(306,465)	(675,437)

General and administrative expense	$1,276,016	$846,109

General and administrative expenses per Mcfe	$1.31	$0.89

Total stock-based compensation costs	$582,931	$885,848
Stock-based compensation costs capitalized	(381)	36,921

Stock-based compensation	$582,550	$922,769

Stock-based compensation per Mcfe	$0.60	$0.98

Total general and administrative expense including stock-based compensation	$1,858,566	$1,768,788

Total general and administrative expense per Mcfe	$1.91	$1.87

General and administrative expense increased by $89,778 during the third quarter of 2007 as compared with the third quarter of 2006. The increase is comprised of approximately $330,000 in salary and office related expenses due to the hiring of additional employees combined with a

$368,972 decrease in the allocation of certain drilling, completion and production overhead related to specific projects during the third quarter of 2007 due primarily to our decision to delay completions on new wells as a result of the low gas prices as discussed previously. These increased expenses were partially offset by decreased consulting expenses of approximately $275,000 and a $340,219 decrease in stock-based compensation primarily due to certain stock options and restricted stock becoming fully vested and to the cancellation or forfeiture of options and restricted stock during the first nine months of 2007.
Interest Expense
Interest expense decreased $85,008 during the third quarter of 2007 as compared with the third quarter of 2006. The decrease is comprised of $270,245 in capitalized interest during the third quarter of 2007 combined with additional interest expense incurred on the borrowings under our line of credit during 2007.
The First Nine Months of 2007 Compared to the First Nine Months of 2006
The comparisons for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 are consistent with those discussed in the third quarter of 2007 compared to the third quarter of 2006 except as discussed below:

	For the Nine Months Ended
	September 30,
	2007	2006
Natural gas production (Mcf)	2,968,746	2,622,071
Average sales price per Mcf	$4.26	$5.56
Natural gas revenue	$12,650,364	$14,573,596

Oil production (Bbl)	30,084	14,754
Average sales price per Bbl	$50.67	$58.74
Oil revenue	$1,524,238	$866,692
The decrease in oil and gas revenue of $1,265,686 during the first nine months of 2007 compared with the first nine months of 2006 is comprised of an increase in oil and gas production of 15,330 Bbls and 346,675 Mcf partially offset by a decrease in the average oil price of $8.07 per bbl and a decrease in the average gas price of $1.30 per Mcf during 2007. The $1,265,686 decrease in oil and gas revenue during the first nine months of 2007 represents a decrease of $3,512,510 related to the decrease in oil and gas prices partially offset by an increase of $2,246,824 related to the production increase as described above.
Impairment Expense
In addition to the impairment recorded during the third quarter of 2007, the Company’s full cost pool as of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf exceeded the above described ceiling by $66,700,000. Subsequent to quarter end, oil and gas prices increases reduced our impairment to $64,300,000. Therefore, impairment expense of $97,090,000 was recorded during the nine months ended September 30, 2007.
Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
ITEM 4 — CONTROLS AND PROCEDURES
Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2007, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1 — Legal Proceedings
          None.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended September 30, 2007, does not materially differ from that set out in Part II, Item 1A of the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2007 and the risk factors incorporated by reference therein from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 4 of the accompanying financial statements.
Item 3 — Defaults Upon Senior Securities
          None.
Item 4 — Submission of Matters to a Vote of Security Holders
          None.
Item 5 — Other Information
          None.
Item 6 — Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

Exhibit Number	Exhibit
2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Second Amendment to Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 29, 2007, filed May 30, 2007, File No. 001-32369).

2.11	Third Amendment to Agreement and Plan of Merger dated October 22, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 22, 2007, filed October 23, 2007, File No. 001-32369).

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Amended and Restated Bylaws of Gasco Energy, Inc., dated June 26, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 26, 2007, filed on June 27, 2007, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by

Exhibit Number	Exhibit
reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.14	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the

Exhibit Number	Exhibit
Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

Exhibit Number	Exhibit
10.11	Participation Agreement dated August 1, 2007 by and between Gasco Production Company and NFR Uinta Basin LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed August 1, 2007, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: November 1, 2007	By:	/s/ W. King Grant
W. King Grant, Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
2.10	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.11	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.12	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.13	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

2.14	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.15	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.16	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.17	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

Exhibit Number	Exhibit
2.18	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Second Amendment to Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 29, 2007, filed May 30, 2007, File No. 001-32369).

2.11	Third Amendment to Agreement and Plan of Merger dated October 22, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 22, 2007, filed October 23, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Amended and Restated Bylaws of Gasco Energy, Inc., dated June 26, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 26, 2007, filed on June 27, 2007, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, File No. 333-104592).

4.5	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.6	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the

Exhibit Number	Exhibit
Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.8	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC,

Exhibit Number	Exhibit
Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.14	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

Exhibit Number	Exhibit
#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

10.11	Participation Agreement dated August 1, 2007 by and between Gasco Production Company and NFR Uinta Basin LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed August 1, 2007, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications

*	Filed herewith.

#	Identifies management contracts and compensating plans or arrangements.