Form 10-Q
period 2008-06-30
GASCO ENERGY INC
filed 2008-08-04
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of common shares outstanding as of August 4, 2008: 107,490,419

ITEM I — FINANCIAL STATEMENTS
PART 1 — FINANCIAL INFORMATION
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,410,691	$1,843,425
Accounts receivable
Joint interest billings	6,424,855	5,639,174
Revenue	5,929,128	3,872,959
Inventory	2,178,430	1,160,325
Prepaid expenses	193,784	327,030

Total	19,136,888	12,842,913

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	230,894,554	215,273,593
Unproved mineral interests	40,940,573	41,644,348
Wells in progress	513,524	1,058,727
Gathering assets	16,055,728	15,708,353
Facilities and equipment	9,767,991	9,680,010
Furniture, fixtures and other	320,837	284,791

Total	298,493,207	283,649,822
Less accumulated depletion, depreciation, amortization and impairment	(181,654,780)	(175,973,720)

Total	116,838,427	107,676,102

OTHER ASSETS
Deposit	139,500	139,500
Deferred financing costs	1,594,158	1,853,274

Total	1,733,658	1,992,774

TOTAL ASSETS	$137,708,973	$122,511,789

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,619,052	$13,206,767
Revenue payable	4,973,939	1,477,268
Advances from joint interest owners	8,527,143	5,718,234
Derivative instruments	9,073,753	343,759
Accrued interest	902,541	844,094
Accrued expenses	816,000	583,000

Total	33,912,428	22,173,122

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	14,000,000	9,000,000
Derivative instruments	802,351	—
Asset retirement obligation	1,094,147	1,030,283
Deferred rent expense	52,408	60,593

Total	80,948,906	75,090,876

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 107,862,009 shares issued and 107,788,309 outstanding as of June 30, 2008 and 107,290,471 shares issued and 107,216,771 outstanding as of December 31, 2007	10,786	10,729
Additional paid-in capital	217,892,787	215,094,271
Accumulated deficit	(194,925,639)	(189,726,914)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	22,847,639	25,247,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,708,973	$122,511,789

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
REVENUES
Gas	$11,404,952	$4,535,627
Oil	1,187,898	588,580
Gathering	1,079,201	472,381
Rental income	420,875	343,875
Derivative losses	(5,022,053)	—
Interest income	5,589	171,007

Total	9,076,462	6,111,470

OPERATING EXPENSES
Lease operating	1,935,374	802,712
Gathering operations	1,040,844	552,231
Depletion, depreciation, amortization and accretion	3,170,997	3,367,397
Impairment	—	64,300,000
General and administrative	2,486,593	2,220,578
Interest expense	1,231,262	1,163,194

Total	9,865,070	72,406,112

NET LOSS	$(788,608)	$(66,294,642)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.01)	$(0.70)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	107,018,242	94,468,912

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
REVENUES
Gas	$19,302,432	$10,007,565
Oil	1,775,535	969,347
Gathering	1,987,557	959,047
Rental income	783,125	343,875
Derivative losses	(11,394,505)	—
Interest income	20,811	271,367

Total	12,474,955	12,551,201

OPERATING EXPENSES
Lease operating	3,202,101	1,398,974
Gathering operations	1,697,343	906,951
Depletion, depreciation, amortization and accretion	5,620,799	5,703,515
Impairment	—	64,300,000
General and administrative	4,674,626	4,546,655
Interest expense	2,478,811	2,165,922

Total	17,673,680	79,022,017

NET LOSS	$(5,198,725)	$(66,470,816)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.05)	$(0.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	107,011,167	90,210,121

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,198,725)	$(66,470,816)
Adjustment to reconcile net loss to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	5,573,235	69,959,073
Accretion of asset retirement obligation	47,564	44,442
Stock-based compensation	1,529,078	1,835,766
Unrealized derivative loss	9,532,345	—
Amortization of deferred rent	(8,185)	(4,890)
Amortization of deferred financing costs	259,116	259,117
Changes in operating assets and liabilities:
Accounts receivable	(2,841,850)	3,499,558
Inventory	(1,018,105)	122,007
Prepaid expenses	133,246	167,133
Accounts payable	1,278,041	(2,522,430)
Revenue payable	3,496,671	(81,924)
Advances from joint interest owners	2,808,909	(1,829,135)
Accrued interest	58,447	25,210
Accrued expenses	233,000	(305,000)

Net cash provided by operating activities	15,882,787	4,698,111

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(36,046)	(23,764)
Cash paid for acquisitions, development and exploration	(19,435,759)	(49,735,532)
Proceeds from sale of short-term investments	—	4,000,000
Cash undesignated as restricted	—	1,787,500

Net cash used in investing activities	(19,471,805)	(43,971,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	14,000,000	12,000,000
Repayment of borrowings	(9,000,000)	—
Proceeds from issuance of common stock	—	19,300,000
Cash paid for debt issuance costs	—	(105,729)
Exercise of options to purchase common stock	1,156,284	—

Net cash provided by financing activities	6,156,284	31,194,271

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,567,266	(8,079,414)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,843,425	12,876,879

END OF PERIOD	$4,410,691	$4,797,465

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company’s Form 10-K for the year ended December 31, 2007.
The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. All significant intercompany transactions have been eliminated.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $24,617 and $51,278; and $44,155 and $103,753 of internal costs during the three and six months ended June 30, 2008 and 2007, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
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
As of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices the Company’s full cost pool exceeded the ceiling limitation by $64,300,000. Therefore, impairment expense of $64,300,000 was recorded during the six months ended June 30, 2007. As of June 30, 2008, our full cost pool did not exceed our ceiling limitation and no impairment expense was recorded during the first six months of 2008.
Capitalized Interest
The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest costs were capitalized during the six months ended June 30, 2008 as we did not engage in such activities; however, $250,228 of interest costs were capitalized during the first six months of 2007.
Wells in Progress
Wells in progress at June 30, 2008 represent the costs associated with the drilling of one well in the Riverbend area of Utah. Since the well had not reached total depth as of the financial statement date, it was classified as wells in progress and was withheld from the depletion calculation and the ceiling test. The costs for this well will be transferred into proved property when the well reaches total depth and is cased and will become subject to depletion and the ceiling test calculation in future periods. Wells in progress at December 31, 2007 represented the costs associated with the drilling of one well in the Riverbend area of Utah. These costs were reclassified into proved properties during 2008 and became subject to depletion and the ceiling test calculation.
Facilities and Equipment
The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco and therefore, net revenue attributable to the outside working interest owners from the evaporation pits of $77,705 and $76,384; and $259,665 and $115,187 was recorded as a credit to proved properties during the three and six months ended June 30, 2008 and 2007, respectively.
The other oil and gas equipment and facilities owned by the Company are depreciated using the straight-line method over the estimated useful life of five to ten years for the equipment, twenty years for the drilling rig and twenty five years for the facilities. The rental of some of the equipment and facilities owned by Gasco is charged to the wells that are operated by Gasco and therefore, a portion of the net revenue attributable to the outside working interest owners from the equipment and facilities rental of $126,170 and $534,886; and $303,645 and $818,125 was recorded as a credit to proved properties during the three and six months ended June 30, 2008 and 2007, respectively.
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
As of June 30, 2008, natural gas derivative instruments consisted of four swap agreements and two costless collar agreements for 2008 and 2009 production. The fair market value of the agreements was a current liability of $9,073,753 and $343,759 as of June 30, 2008 and December 31, 2007, respectively, and a long-term liability of $802,351 as of June 30, 2008. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our production. Our derivative contracts are described below:
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
The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the first six months of 2008. We had no derivative transactions during the same periods during 2007.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Realized losses on derivative instruments	$1,422,890	$1,862,160
Unrealized losses on derivative instruments	3,599,163	9,532,345

Total realized and unrealized losses recorded	$5,022,053	$11,394,505

Derivative losses are included in cash flows from operating activities in the accompanying consolidated statements of cash flows.
Our swap agreements for 2008 and 2009 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (b)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (a)	7/08 — 12/08	3,000 Mmbtu/day	$6.11/Mmbtu	NW Rockies
Swap	7/08 — 12/08	2,000 Mmbtu/day	$6.91/Mmbtu	NW Rockies
Swap	1/09 — 12/09	3,000 Mmbtu/day	$7.025/Mmbtu	NW Rockies
Swap	1/09 — 12/09	3,000 Mmbtu/day	$7.015/Mmbtu	NW Rockies
Our costless collar agreements for 2008 and 2009 are summarized in the table below:

	Remaining		Index	Call Price	Put Price
Agreement Type	Term	Quantity	Price (b)	Counterparty buyer	Gasco buyer
Costless collar	7/08 — 12/08	3,000 Mmbtu/day	NW Rockies	$6.90/Mmbtu	$6.00/Mmbtu
Costless collar	1/09 — 12/09	3,000 Mmbtu/day	NW Rockies	$7.50/Mmbtu	$6.50/Mmbtu

(a)	Contract was initiated in December 2007 and was included in the accompanying consolidated balance sheets at fair market value as a liability of $343,759 as of December 31, 2007.

(b)	Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

We have established the fair value of our derivative instruments using estimates of fair value reported by our counterparty and subsequently evaluated internally using an established index price and other sources. In addition, the estimated fair value of the collars requires the use of an option-pricing model and factors including volatility and time value. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at June 30, 2008.
The Company is exposed to credit risk to the extent of non-performance by the counterparty in the derivative contracts described above. We have reviewed the credit quality of our counterparty and do not anticipate such non-performance.
Asset Retirement Obligation
The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the accompanying consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method. Gasco’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance beginning of period	$1,053,739	$957,634	$1,030,283	$908,543
Liabilities incurred	16,234	47,091	26,479	74,667
Liabilities settled	—	—	(10,179)	—
Revisions	—	—	—	—
Accretion expense	24,174	22,927	47,564	44,442

Balance end of period	$1,094,147	$1,027,652	$1,094,147	$1,027,652

Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Computation of Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.

The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The Convertible Notes and the outstanding common stock options have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive. As of June 30, 2008, common stock equivalents of 26,799,958 have been excluded from the computation of diluted net income (loss) per share.
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
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements (see Note 5).
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
In June 2008, the Securities and Exchange Commission (SEC) announced that it has proposed revised oil and gas reporting requirements to help provide investors with a more accurate and useful picture of the oil and gas reserves that a company holds. The SEC’s proposed changes include permitting the use of new technologies to determine proved reserves; enabling companies to additionally disclose their probable and possible reserves; allowing previously excluded reserves such as oil sands to be classified as oil and gas reserves; requiring companies to report the independence and qualification of a preparer or auditor; requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or to conduct reserves audit; and requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period. The comment period for these proposed rules ends on September 8, 2008.
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
During the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation expense	$892,873	$886,498	$1,642,289	$1,848,057
Consultant compensation capitalized as proved property	(85,054)	(8,076)	(113,211)	(12,291)

Total stock-based compensation	$807,819	$878,422	$1,529,078	$1,835,766

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach. Stock-based non-employee compensation expense for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based non-employee compensation expense	$93,138	$857	$127,163	$2,174
Non-employee compensation capitalized as proved property	85,054	8,076	113,211	12,291

Total non-employee stock-based compensation	$178,192	$8,933	$240,374	$14,465

Stock Options
The Company granted options to purchase 522,500 shares of common stock to its employees, at exercise prices ranging from $1.99 per share to $4.11 per share during the six months ended June 30, 2008. The options vest 16 2/3% at the end of each four-month period after the issuance date.
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2008 through June 30, 2008:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2008	10,729,138	$2.58
Granted	522,500	$2.54
Exercised	(561,566)	$2.06
Forfeited	(217,500)	$2.65
Cancelled	(232,434)	$2.51
Outstanding at June 30, 2008	10,240,138	$2.61
Exercisable at June 30, 2008	7,958,231	$2.52
The following table summarizes information related to the outstanding and vested options as of June 30, 2008:

	Outstanding Options	Vested options
Number of shares	10,240,138	7,958,231
Weighted Average Remaining Contractual Life	6.12	5.30
Weighted Average Exercise Price	$2.61	$2.52
Aggregate intrinsic value	$17,841,159	$14,296,683
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $4.15 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The total intrinsic value of the options exercised during the three and six months ended June 30, 2008 was $972,998 and $976,998, respectively. The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 30, 2008 was $1,119,786 and $1,156,284.
The total grant date fair value of the shares vested during the three and six months ended June 30, 2008 was $907,772 and $1,061,074, respectively.
The Company settles employee stock option exercises with newly issued common shares.
As of June 30, 2008, there was $3,472,243 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 4.24 years.

Restricted Stock
During the six months ended June 30, 2008, the Company’s Board of Directors approved the issuance of 46,500 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan, to certain of the Company’s employees. The restricted shares vest at varying schedules within three to five years of the grant date. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason. The compensation expense related to the restricted stock was measured on the issuance date using the trading price of the Company’s common stock on that date and is amortized over the vesting period.
The following table summarizes the restricted stock activity from January 1, 2008 through June 30, 2008:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2008	308,820	$2.36
Granted	46,500	$3.15
Vested	(1,000)	$2.93
Forfeited	(44,500)	$2.41
Outstanding at June 30, 2008	309,820	$2.75
As of June 30, 2008, there was $656,752 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 4.25 years.
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
The initial aggregate commitment of the lenders under the Credit Agreement is $250,000,000, subject to a borrowing base which was increased to $40,000,000 as of December 31, 2007 and in April 2008, it was increased to $45,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of June 30, 2008, there were loans of $14,000,000 outstanding at an interest rate of 4.2% and a $6,564,000 letter of credit which is considered usage for purposes of calculating availability and commitment fees. Subsequent to June 30, 2008 we borrowed an additional $7,000,000 and repaid $2,000,000 which resulted in loans of $19,000,000 outstanding as of August 4, 2008. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010. The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.

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
The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of June 30, 2008, the Company was and the Company is currently, in compliance with each of the covenants contained in the Credit Agreement.
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
SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets	$—	$—	$—
Liabilities:
Derivative instruments	$—	$6,571,959	$3,304,145
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
The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Derivatives	Total
Balance as of January 1, 2008	$—	$—
Total losses (realized or unrealized):
Included in earnings	(3,872,525)	(3,872,525)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	568,380	568,380
Transfers in and out of level 3	—	—

Balance as of June 30, 2008	$(3,304,145)	$(3,304,145)

Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2008	$(3,304,145)	$(3,304,145)

NOTE 6- STATEMENT OF CASH FLOWS
During the six months ended June 30, 2008, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $26,479.

•	Stock-based compensation of $113,211 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $4,865,756.

During the six months ended June 30, 2007, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $74,667.

•	Stock-based compensation of $12,291 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $3,018,890.

•	Capitalization of interest expense of $250,228.

•	Cancellation of 81,006 shares of common stock in satisfaction of income taxes of $205,760 related to the vesting of restricted stock.
Cash paid for interest during the six months ended June 30, 2008 and 2007 was $2,048,244 and $2,224,245, respectively. There was no cash paid for income taxes during the six months ended June 30, 2008 and 2007.
NOTE 7 — CONSOLIDATING FINANCIAL STATEMENTS
On September 23, 2005, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission which was subsequently amended by a Form S-3/A filed on October 27, 2005. Under this registration statement, which was declared effective on November 1, 2005, we may from time to time offer and sell common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries, (the subsidiaries acquired in the Brek Acquisition during December 2007 were consolidated with Gasco Production Company on June 25, 2008): Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (“Guarantor Subsidiaries”). Set forth below are the condensed consolidating financial statements of Gasco, which is referred to as the parent, and the Guarantor Subidiaries.

Condensed Consolidating Balance Sheet
As of June 30, 2008
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,007,216	$403,475	$4,410,691
Accounts receivable	—	12,353,983	12,353,983
Inventory	—	2,178,430	2,178,430
Prepaid expenses	193,784	—	193,784

Total	4,201,000	14,935,888	19,136,888

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	153,205	230,741,349	230,894,554
Unproved mineral interests	1,054,096	39,886,477	40,940,573
Wells in progress	—	513,524	513,524
Gathering assets	—	16,055,728	16,055,728
Facilities and equipment	—	9,767,991	9,767,991
Furniture, fixtures and other	320,837	—	320,837

Total	1,528,138	296,965,069	298,493,207
Less accumulated depreciation, depletion and amortization	(194,640)	(181,460,140)	(181,654,780)

Total	1,333,498	115,504,929	116,838,427

OTHER ASSETS
Deposit	139,500	—	139,500
Deferred financing costs	1,594,158	—	1,594,158
Intercompany	228,102,866	(228,102,866)	—

Total	229,836,524	(228,102,866)	1,733,658

TOTAL ASSETS	$235,371,022	$(97,662,049)	$137,708,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$573,154	$9,045,898	$9,619,052
Revenue payable	—	4,973,939	4,973,939
Advances from joint interest owners	—	8,527,143	8,527,143
Derivative instruments	9,073,753	—	9,073,753
Accrued interest	902,541	—	902,541
Accrued expenses	816,000	—	816,000

Total	11,365,448	22,546,980	33,912,428

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	14,000,000	—	14,000,000
Derivative instruments	802,351	—	802,351
Asset retirement obligation	—	1,094,147	1,094,147
Deferred rent expense	52,408	—	52,408

Total	79,854,759	1,094,147	80,948,906

STOCKHOLDERS’ EQUITY
Common stock	10,786	—	10,786
Other	144,140,029	(121,303,176)	22,836,853

Total	144,150,815	(121,303,176)	22,847,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,371,022	$(97,662,049)	$137,708,973

Condensed Consolidating Balance Sheet
As of December 31, 2007
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,843,425	$—	$1,843,425
Accounts receivable	—	9,512,133	9,512,133
Inventory	—	1,160,325	1,160,325
Prepaid expenses	326,705	325	327,030

Total	2,170,130	10,672,783	12,842,913

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	39,994	215,233,599	215,273,593
Unproved mineral interests	1,504,096	40,140,252	41,644,348
Wells in progress	—	1,058,727	1,058,727
Gathering assets	—	15,708,353	15,708,353
Facilities and equipment	—	9,680,010	9,680,010
Furniture, fixtures and other	284,791	—	284,791

Total	1,828,881	281,820,941	283,649,822
Less accumulated depreciation, depletion and amortization	(164,713)	(175,809,007)	(175,973,720)

Total	1,664,168	106,011,934	107,676,102

OTHER ASSETS
Deposit	139,500	—	139,500
Deferred financing costs	1,853,274	—	1,853,274
Intercompany	230,850,204	(230,850,204)	—

Total	232,842,978	(230,850,204)	1,992,774

TOTAL ASSETS	$236,677,276	$(114,165,487)	$122,511,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$230,737	$12,976,030	$13,206,767
Revenue payable	—	1,477,268	1,477,268
Advances from joint interest owners	—	5,718,234	5,718,234
Derivative instruments	343,759	—	343,759
Accrued interest	844,094	—	844,094
Accrued expenses	583,000	—	583,000

Total	2,001,590	20,171,532	22,173,122

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	9,000,000	—	9,000,000
Asset retirement obligation	—	1,030,283	1,030,283
Deferred rent expense	60,593	—	60,593

Total	74,060,593	1,030,283	75,090,876

STOCKHOLDERS’ EQUITY
Common stock	10,729	—	10,729
Other	160,604,364	(135,367,302)	25,237,062

Total	160,615,093	(135,367,302)	25,247,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,677,276	$(114,165,487)	$122,511,789

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended June 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$12,592,850	$12,592,850
Gathering	—	1,079,201	1,079,201
Rental income	—	420,875	420,875
Derivative losses	(5,022,053)	—	(5,022,053)
Interest income	5,585	4	5,589

Total	(5,016,468)	14,092,930	9,076,462

OPERATING EXPENSES
Lease operating	—	1,935,374	1,935,374
Gathering operations	—	1,040,844	1,040,844
Depletion, depreciation, amortization and accretion	15,665	3,155,332	3,170,997
General and administrative	2,486,593	—	2,486,593
Interest expense	1,231,262	—	1,231,262

Total	3,733,520	6,131,550	9,865,070

NET INCOME (LOSS)	$(8,749,988)	$7,961,380	$(788,608)

		Guarantor
For the Three Months Ended June 30, 2007	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$5,124,207	$5,124,207
Gathering	—	472,381	472,381
Rental income	—	343,875	343,875
Interest income	170,986	21	171,007

Total	170,986	5,940,484	6,111,470

OPERATING EXPENSES
Lease operating	—	802,712	802,712
Gathering operations	—	552,231	552,231
Depletion, depreciation, amortization and accretion	15,875	3,351,522	3,367,397
Impairment	—	64,300,000	64,300,000
General and administrative	2,220,578	—	2,220,578
Interest expense	1,163,194	—	1,163,194

Total	3,399,647	69,006,465	72,406,112

NET LOSS	$(3,228,661)	$(63,065,981)	$(66,294,642)

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$21,077,967	$21,077,967
Gathering	—	1,987,557	1,987,557
Rental income	—	783,125	783,125
Derivative losses	(11,394,505)	—	(11,394,505)
Interest income	20,803	8	20,811

Total	(11,373,702)	23,848,657	12,474,955

OPERATING EXPENSES
Lease operating	—	3,202,101	3,202,101
Gathering operations	—	1,697,343	1,697,343
Depletion, depreciation and amortization	29,927	5,590,872	5,620,799
General and administrative	4,674,626	—	4,674,626
Interest expense	2,478,811	—	2,478,811

Total	7,183,364	10,490,316	17,673,680

NET LOSS	$(18,557,066)	$13,358,341	$(5,198,725)

		Guarantor
For the Six Months Ended June 30, 2007	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$10,976,912	$10,976,912
Gathering	—	959,047	959,047
Rental income	—	343,875	343,875
Interest income	271,322	45	271,367

Total	271,322	12,279,879	12,551,201

OPERATING EXPENSES
Lease operating	—	1,398,974	1,398,974
Gathering	—	906,951	906,951
Depletion, depreciation and amortization	30,478	5,673,037	5,703,515
Impairment	—	64,300,000	64,300,000
General and administrative	4,546,655	—	4,546,655
Interest expense	2,165,922	—	2,165,922

Total	6,743,055	72,278,962	79,022,017

NET LOSS	$(6,471,733)	$(59,999,083)	$(66,470,816)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2008	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,209,109)	$17,091,896	$15,882,787

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(36,046)	—	(36,046)
Cash paid for acquisitions, development and exploration	—	(19,435,759)	(19,435,759)

Net cash used in investing activities	(36,046)	(19,435,759)	(19,471,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	14,000,000	—	14,000,000
Repayment of borrowings	(9,000,000)	—	(9,000,000)
Exercise of options to purchase common stock	1,156,284	—	1,156,284
Intercompany	(2,747,338)	2,747,338	—

Net cash provided by financing activities	3,408,946	2,747,338	6,156,284

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,163,791	403,475	2,567,266
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,843,425	—	1,843,425

END OF PERIOD	$4,007,216	$403,475	$4,410,691

		Guarantor
For the Six Months Ended June 30, 2007	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(5,610,086)	$10,308,197	$4,698,111

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(23,764)	—	(23,764)
Cash paid for acquisitions, development and exploration	—	(49,735,532)	(49,735,532)
Cash undesignated as restricted	1,787,500	—	1,787,500
Proceeds from sale of short-term investments	4,000,000	—	4,000,000

Net cash provided by (used in) investing activities	5,763,736	(49,735,532)	(43,971,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	12,000,000	—	12,000,000
Proceeds from the issuance of common stock	19,300,000	—	19,300,000
Cash paid for offering costs	(105,729)	—	(105,729)
Intercompany	(38,027,734)	38,027,734	—

Net cash provided by (used in) financing activities	(6,833,463)	38,027,734	31,194,271

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,679,813)	(1,399,601)	(8,079,414)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,831,082	2,045,797	12,876,879

END OF PERIOD	$4,151,269	$646,196	$4,797,465

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
Recent Developments
Drilling Activity
During the six months ended June 30, 2008, we spudded 7 gross wells (approximately 2.25 net wells) and reached total depth on 7 gross wells (approximately 2.25 net wells) in the Riverbend area. Six of the wells were drilled to the Upper Mancos shale and one well was drilled to the Upper Morrison during the first six months of 2008. We also conducted initial completion operations on 12 gross operated wells (2.35 net wells) and re-entered nine gross operated wells (4.71 net wells) to complete pay zones that were behind pipe. We have completed nine wells in the Mancos shale interval since we began targeting the Mancos in mid-2007. Six of the nine wells are comingled with additional up-hole pay zones. We currently have four Mancos shale wells and one Mancos/Dakota/Morrison well awaiting initial completion. As of June 30, 2008, we operated 122 gross producing wells. We currently have an inventory of 28 operated wells with up-hole recompletion opportunities and five wells awaiting initial completion activities. We currently have two drilling rigs operating in the Uinta Basin Riverbend project. The average drilling time to total depth from the base of surface casing on the past eleven Upper Mancos shale wells is 27.5 days. Our drilling engineers continue to improve the drilling time to total depth. Our last two Mancos shale wells reached total depth in 21 days and 16 days out from surface casing, demonstrating the progress that we have made from our 25-day target for the Upper Mancos wells. We now have 14 wells that have reached total depth within the Mancos shale, two of which have tested the Dakota Formation.

Oil and Gas Production Summary
The following table presents Gasco’s production and price information during the three and six months ended June 30, 2008 and 2007. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Natural gas production (Mcf)	1,232,970	1,052,401	2,270,936	2,052,718
Average sales price per Mcf	$9.25	$4.31	$8.50	$4.88

Oil production (Bbl)	12,018	11,928	19,824	20,319
Average sales price per Bbl	$98.84	$49.34	$89.57	$47.71

Production (Mcfe)	1,305,078	1,123,969	2,389,860	2,174,632
During the six months ended June 30, 2008, the Company’s oil and gas production increased by approximately 10% primarily due to the Company’s drilling projects, completions, and recompletions that took place during 2007 and 2008. The production increase during 2008 was partially offset by normal production declines on wells drilled during earlier periods.
Liquidity and Capital Resources
As of June 30, 2008, we had a working capital deficit of $14,775,540 of which $9,073,753 represented the fair value of our derivative instruments; however, a combination of cash from operating activities and borrowings from our current unused borrowing base of $19,436,000 is expected to be used to fund our working capital during the next year.
The following table summarizes Gasco’s sources and uses of cash for each of the six months ended June 30, 2008 and 2007.

	For the Six Months Ended
	June 30,
	2008	2007
Net cash provided by operations	$15,882,787	$4,698,111
Net cash used in investing activities	(19,471,805)	(43,971,796)
Net cash provided by financing activities	6,156,284	31,194,271
Net increase (decrease) in cash	2,567,266	(8,079,414)
Cash provided by operations increased by $11,184,676 from June 30, 2007 to June 30, 2008. The increase in cash provided by operations was due primarily to the 74% increase in gas prices and the 88% increase in oil prices as well as the 10% increase in equivalent oil and gas production during 2008. The production increase is due primarily to our drilling, completion and recompletion activity during 2007 and 2008 partially offset by normal production declines on existing wells.

Our investing activities during the six months ending June 30, 2008 and 2007 related primarily to our development and exploration activities. The 2007 activity also included proceeds from the sale of short-term investments of $4,000,000 and the release of restricted cash of $1,787,500.
The financing activity during 2008 is comprised of borrowings under our line of credit of $14,000,000 and the repayment of $9,000,000. The 2007 activity is comprised of borrowings under our line of credit of $12,000,000 and the proceeds from the issuance of 10,000,000 shares of common stock of $19,300,000, net of offering costs of $105,729.
Capital Budget
Our Board of Directors approved a budget of approximately $34,000,000 for our 2008 capital expenditure program. The program will cover primarily the drilling and completion of approximately 24 gross wells (7 net wells) on our Riverbend Project and the drilling and completion costs on our deep Dakota test in the Gate Canyon area (25% working interest). The budget also includes expenditures for the installation of associated pipeline infrastructure, distribution facilities and geophysical operations.
This budget is expected to be funded primarily from cash on hand, cash flow from operations and borrowings under our credit facility.
Management believes it has sufficient capital for its 2008 operational budget, but may need to raise additional funds for its capital budget in 2009. We may consider several options for raising additional funds such as selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of our equity will likely result in substantial dilution to the our stockholders.
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
          Derivatives
During 2007 and 2008, we entered into certain derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We account for our derivatives and hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, we are required to record our derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Management has decided not to use cash flow hedge accounting for our derivatives. Therefore, in accordance with the provisions of SFAS No. 133, the changes in fair market value are recognized in earnings. We recorded an unrealized loss on derivative instruments of $9,532,345 during the first six months of 2008.
As of June 30, 2008, we had a net derivative liability of $9,876,104, of which $3,304,145 was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors (d) notional quantities and (e) current market and contractual prices for the underlying instruments. Please see Note 5, “Fair Value Measurements.”

Results of Operations
The Second Quarter of 2008 compared to the Second Quarter of 2007
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	June 30,
	2008	2007
Natural gas production (Mcf)	1,232,970	1,052,401
Average sales price per Mcf *	$9.25	$4.31
Natural gas revenue	$11,404,952	$4,535,627

Oil production (Bbl)	12,081	11,928
Average sales price per Bbl	$98.84	$49.34
Oil revenue	$1,187,898	$588,580

*	See Note 2 of the accompanying financial statements for discussion of the effects of derivatives during the reporting period.
The increase in oil and gas revenue of $7,468,643 during the second quarter of 2008 compared with the second quarter of 2007 is comprised of an increase in the average oil and gas prices of $49.50 per Bbl and $4.94 per Mcf and a 16% increase in oil and gas production. The production increase is primarily due to the drilling and completion activity during 2007 and 2008 partially offset by normal production declines on existing wells. The $7,468,643 increase in oil and gas revenue during the second quarter of 2008 represents an increase of $5,789,436 related to the increase in oil and gas prices and an increase of $1,679,207 related to the production increase.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area pipeline that we constructed during 2004 and 2005. The gathering income increased by $606,820 during the second quarter of 2008 as compared with the second quarter of 2007 due to the increased production resulting from our drilling activity in this area. The increase in gathering expense of $488,613 during the second quarter of 2008 is primarily due to the addition of compression in early 2008, as well as increased operating expenses due to the production increase described above.

Rental Income
Rental income is comprised of the lease payments received from a third party’s use of the Company’s drilling rig. Rental income is eliminated against the full cost pool when the rig is used to drill Company operated wells and rental income is recognized when the rig is used to drill third party wells. The rig has been used for drilling third party wells only since April 2007.
Derivative Loss
The Company began hedging its production in December 2007 for 2008 and 2009 production. Derivative losses during the second quarter of 2008 were $5,022,053. The loss is comprised of a realized loss of $1,422,890 and an unrealized loss of $3,599,163. Realized derivative losses represent the net settlement due to our counterparty based on each month’s settlement during the quarter. Unrealized losses represent the change in mark to market values for each active commodity hedge contract. There were no hedges in place during the second quarter of 2007.
Interest Income
Interest income decreased $165,418 during the second quarter of 2008 compared with the second quarter of 2007 primarily due to lower average cash and cash equivalent balances during 2008 resulting from our investment in oil and gas properties.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	June 30,
	2008	2007
Direct operating expenses and overhead	$1,456,461	$511,581
Workover expense	7,640	108,422

Total operating expenses	$1,464,101	$620,003

Operating expenses per Mcfe	$1.12	$0.55

Production and property taxes	$471,273	$182,709

Production and property taxes per Mcfe	$0.36	$0.16

Total lease operating expense per Mcfe	$1.48	$0.71

Lease operating expense increased $1,132,662 during the second quarter of 2008 compared with the second quarter of 2007. The increase is comprised of an $844,098 increase in operating expenses combined with a $288,564 increase in production taxes primarily due to the increase in oil and natural gas prices as well as an increase in the number of producing wells from 98 wells at June 30, 2007 to 122 wells at June 30, 2008. The increase in operating expenses is primarily due to increased equipment repair and maintenance costs and chemical treatment costs. The increased repair and maintenance costs relate to older wells that were repaired and returned to production. We are finding that the transition from contract pumpers to company pumpers which began in the fourth quarter of 2007 has resulted in a greater sense of pride and ownership of our properties by our workforce which has resulted in greater expense in the near term and is expected to result in enhanced well performance in future periods. The increase in chemical treatment expenses is due to the implementation of a chemical treatment program to increase the production rates on existing wells.
Depletion, Depreciation, Amortization and Accretion
Depletion, depreciation and amortization expense during the second quarters of 2008 and 2007 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $196,400 during the second quarter of 2008 as compared with the second quarter of 2007 is due to a decrease in the quarterly depletion rate. The lower depletion rate is due to higher reserve quantities during the second quarter of 2008 resulting from the drilling and completion projections during 2007 and 2008 as well as the increased oil and gas prices which increased the quantity of economic reserves.
Impairment
As of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool exceeded the ceiling limitation by $64,300,000. Therefore, impairment expense of $64,300,000 was recorded during the second quarter of 2007. As of June 30, 2008, our full cost pool did not exceed our ceiling limitation and no impairment expense was recorded during the second quarter of 2008.
General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	June 30,
	2008	2007
Total general and administrative costs	$2,039,221	$1,630,169
General and administrative costs allocated to drilling, completion and operating activities	(360,447)	(288,013)

General and administrative expense	$1,678,774	$1,342,156

General and administrative expenses per Mcfe	$1.29	$1.19

Total stock-based compensation costs	$892,873	$886,498
Stock-based compensation costs capitalized	(85,054)	(8,076)

Stock-based compensation	$807,819	$878,422

Stock-based compensation per Mcfe	$0.62	$0.78

Total general and administrative expense including stock-based compensation	$2,486,593	$2,220,578

Total general and administrative expense per Mcfe	$1.91	$1.97

General and administrative expense increased by $266,015 during the second quarter of 2008 as compared with the second quarter of 2007. The increase is primarily caused by increased salary and office expenses due to the hiring of additional employees during the fourth quarter of 2007. This increase was partially offset by the decrease in stock- based compensation expense due to certain stock options and restricted stock becoming fully vested and to the cancellation or forfeiture of options and restricted stock during the first and second quarters of 2008 as well as an increase in the allocation of certain drilling, completion and production overhead related to specific projects due primarily to the increase in the number of wells we operate.
Interest Expense
Interest expense increased $68,068 during the second quarter of 2008 as compared with the second quarter of 2007 due to a higher average outstanding debt balance during the second quarter of 2008 as compared with the second quarter of 2007, partially offset by lower interest rates during 2008.
The First Six Months of 2008 Compared to the First Six Months of 2007
The comparisons for the six months ended June 30, 2008 and the six months ended June 30, 2007 are consistent with those discussed in the second quarter of 2008 compared to the second quarter of 2007 except as discussed below:

	For the Six Months Ended
	June 30,
	2008	2007
Natural gas production (Mcf)	2,270,936	2,052,718
Average sales price per Mcf *	$8.50	$4.88
Natural gas revenue	$19,302,432	$10,007,565

Oil production (Bbl)	19,824	20,319
Average sales price per Bbl	$89.57	$47.71
Oil revenue	$1,775,535	$969,347

*	See Note 2 of the accompanying financial statements for discussion of the effects of derivatives during the reporting period.
The increase in oil and gas revenue of $10,101,055 during the first six months of 2008 compared with the first six months of 2007 is comprised of an increase in the average oil and gas prices of $41.86 per Bbl and $3.62 per Mcf and a 10% increase in oil and gas production. The $10,101,055 increase in oil and gas revenue during the first six months of 2008 represents an increase of $1,812,350 related to the production increase and an increase of $8,288,705 related to the increase in oil and gas prices. The increase in production is described above.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our future financial reporting.
In March 2008, the FASB, affirmed the consensus of FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a ‘‘net settlement feature;’’ which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact adoption of FSP APB 14-a may have on our consolidated financial statements.
In June 2008, the Securities and Exchange Commission (SEC) announced that it has proposed revised oil and gas reporting requirements to help provide investors with a more accurate and useful picture of the oil and gas reserves that a company holds. The SEC’s proposed changes include permitting the use of new technologies to determine proved reserves; enabling companies to additionally disclose their probable and possible reserves; allowing previously excluded reserves such as oil sands to be classified as oil and gas reserves; requiring companies to report the independence and qualification of a preparer or auditor; requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or to conduct reserves audit; and requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period. The comment period for these proposed rules ends on September 8, 2008.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2008, natural gas derivative instruments consisted of four swap agreements and two costless collar agreements for 2008 and 2009 production. The fair market value of the agreements was a current liability of $9,073,753 and $343,759 as of June 30, 2008 and December 31, 2007, respectively, and a long term liability of $802,351 as of June 30, 2008. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:
•	For our swap instruments, Gasco receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	Our costless collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, Gasco receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.
Our swap agreements for 2008 and 2009 are summarized in the table below:

Agreement	Remaining		Fixed Price	Floating Price (b)
Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (a)	7/08 — 12/08	3,000 Mmbtu/day	$6.11/Mmbtu	NW Rockies
Swap	7/08 — 12/08	2,000 Mmbtu/day	$6.91/Mmbtu	NW Rockies
Swap	1/09 — 12/09	3,000 Mmbtu/day	$7.025/Mmbtu	NW Rockies
Swap	1/09 — 12/09	3,000 Mmbtu/day	$7.015/Mmbtu	NW Rockies
Our costless collar agreements for 2008 and 2009 are summarized in the table below:

	Remaining		Index	Call Price	Put Price
Agreement Type	Term	Quantity	Price (b)	Counterparty buyer	Gasco buyer
Costless collar	7/08 – 12/08	3,000 Mmbtu/day	NW Rockies	$6.90/Mmbtu	$6.00/Mmbtu
Costless collar	1/09 – 12/09	3,000 Mmbtu/day	NW Rockies	$7.50/Mmbtu	$6.50/Mmbtu

(a)	Contract was initiated in December 2007 and was included in the accompanying consolidated balance sheets at fair market value as a liability of $343,759 as of December 31, 2007.

(b)	Northwest Pipeline Rocky Mountains – Inside FERC first of month index price.
We have established the fair value of our derivative instruments using estimates of fair value reported by our counterparty and subsequently evaluated internally using established index price and other sources. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at June 30, 2008. Our hedging contracts have no requirements for us to post additional collateral based upon the changes in the market value of our hedge instruments.
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
ITEM 4 — CONTROLS AND PROCEDURES
Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information about legal proceedings for the three months ended June 30, 2008, does not materially differ from that set out in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended June 30, 2008, does not materially differ from that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the following additional risk factor:
Our drilling operations may be delayed or revised unless we receive approval of our Environmental Impact Statement.
As we continue to develop our Utah acreage, we are required to file and Environmental Impact Statement under the National Environmental Policy Act. Any delay of approval or mandated change to our plan of development may materially delay our ability to drill on our acreage in Utah or may require us to make additional capital investments or make certain areas of our acreage inaccessible to drilling. Any delay of or restriction on our ability to drill on our acreage in Utah could materially and adversely affect our future business, financial condition and results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 4 of the accompanying financial statements included herein.
Item 3 — Defaults Upon Senior Securities
          None.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting (“Annual Meeting”) of Stockholders on May 15, 2008. The meeting was held to elect eight directors to serve until the 2009 Annual Meeting of Stockholders and to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the year ending December 31, 2008.
The “For” column represents the number of affirmative votes, and the “withheld” column represents the number of abstentions and broker non-votes, by holders of common and preferred stock represented by either proxy or in person at the Annual Meeting. The results of the voting related to the elections of the nominees for director were as follows:

Name	For	Withheld
Marc A. Bruner	90,985,452	1,182,543
Richard J. Burgess	90,891,063	1,276,932
Charles B. Crowell	90,080,843	2,087,152
Mark A. Erickson	91,413,587	754,408
Richard S. Langdon	91,396,872	771,123
Carmen J. (Tony) Lotito	89,697,630	2,470,365
John Schmit	91,153,667	1,014,328
Carl Stadelhofer	90,029,026	2,138,969
Stockholders voted 91,757,293 shares “for” and 315,263 shares “against” the proposal to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the fiscal year ending December 31, 2008, with 95,439 votes abstaining.
Item 5 — Other Information
          None.
Item 6 — Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

Exhibit Number	Exhibit
2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Second Amendment to Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 29, 2007, filed May 30, 2007, File No. 001-32369).

2.11	Third Amendment to Agreement and Plan of Merger dated October 22, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 22, 2007, filed October 23, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Amended and Restated Bylaws of Gasco Energy, Inc., dated June 26, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 26, 2007, filed on June 27, 2007, File No. 001-32369).

Exhibit Number	Exhibit
3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

Exhibit Number	Exhibit
4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	First Amendment to the Credit Agreement dated April 22, 2008 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc.

4.14	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.15	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

Exhibit Number	Exhibit
#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

10.11	Participation Agreement dated August 1, 2007 by and between Gasco Production Company and NFR Uinta Basin LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed August 1, 2007, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: August 4, 2008	By:	/s/ W. King Grant
W. King Grant, Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
2.1	Agreement and Plan of Reorganization dated January 31, 2001 among San Joaquin Resources Inc., Nampa Oil & Gas, Ltd., and Pannonian Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2001, filed on February 2, 2001, File No. 000-26321).

2.2	Agreement and Plan of Reorganization dated December 15, 1999 by and between LEK International, Inc. and San Joaquin Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321)).

2.3	Property Purchase Agreement dated as of April 23, 2002, between the Company and Shama Zoe Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2002, filed on May 9, 2002, File No. 000-26321)).

2.4	Purchase Agreement dated as of July 16, 2002, among Gasco, Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders of Gasco. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, filed on July 31, 2002, File No. 000-26321)).

Exhibit Number	Exhibit
2.5	Purchase and Sale Agreement between ConocoPhillips and the Company relating to the Riverbend Field, Uintah and Duchesne Counties, Utah, Effective January 1, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 9, 2004, filed on March 15, 2004, File No. 000-26321)).

2.6	Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 6, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321)).

2.7	Purchase Supplement to Net Profits Purchase Agreement between Gasco Production Company, Red Oak Capital Management, LLC, MBG, LLC and MBGV Partition, LLC, dated August 20, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 7, 2004, File No. 000-26321).

2.8	Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

2.9	First Amendment to Agreement and Plan of Merger dated January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 31, 2007, filed February 2, 2007, File No. 001-32369).

2.10	Second Amendment to Agreement and Plan of Merger dated January 31, 2007, by and among Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 29, 2007, filed May 30, 2007, File No. 001-32369).

2.11	Third Amendment to Agreement and Plan of Merger dated October 22, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 22, 2007, filed October 23, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Amended and Restated Bylaws of Gasco Energy, Inc., dated June 26, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 26, 2007, filed on June 27, 2007, File No. 001-32369).

Exhibit Number	Exhibit
3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.1	Form of Subscription and Registration Rights Agreement, dated as of August 14, 2002 between the Company and certain investors Purchasing Common Stock in August, 2002. (Filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement dated August 26, 2002, filed on August 27, 2002, File No. 333-98759).

4.2	Form of Gasco Energy, Inc. 8.00% Convertible Debenture, dated October 15, 2003 between each of The Frost National Bank, Custodian FBO Renaissance US Growth & Investment Trust PLC Trust No. W00740100, HSBC Global Custody Nominee (U.K.) Limited Designation No. 896414 and The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc. Trust No. W00740000 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.3	Deed of Trust and Security Agreement, dated October 15, 2003 between Pannonian and BFSUS Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.4	Subsidiary Guaranty Agreement, dated October 15, 2003 between Pannonian and Renn Capital Group, Inc (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.5	Subsidiary Guaranty Agreement, dated October 15, 2003 between San Joaquin Oil and Gas, Ltd. And Renn Capital Group, Inc (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.6	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in October 2003 (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003, File No. 000-26321).

4.7	Form of Subscription and Registration Rights Agreement between the Company and investors purchasing Common Stock in February, 2004 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 000-26321).

4.8	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

Exhibit Number	Exhibit
4.9	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.10	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporate by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.11	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.12	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 30, 2006, File No. 001-32369).

4.13	First Amendment to the Credit Agreement dated April 22, 2008 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc.

4.14	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

4.15	Underwriting Agreement dated April 9, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000).

#10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

#10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

Exhibit Number	Exhibit
#10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003) , File No. 000-26321.

#10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (Filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

#10.8	2003 Restricted Stock Plan (Filed as Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.9	Termination and Settlement Agreement, dated as of December 23, 2004, among Gasco Energy, Inc., Marc A. Bruner and Mark A. Erickson (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 001-32369).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

10.11	Participation Agreement dated August 1, 2007 by and between Gasco Production Company and NFR Uinta Basin LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed August 1, 2007, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.