Form 10-Q
period 2008-09-30
GASCO ENERGY INC
filed 2008-11-04
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of common shares outstanding as of November 4, 2008: 107,778,019

ITEM I – FINANCIAL STATEMENTS
PART 1 – FINANCIAL INFORMATION
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,049,354	$1,843,425
Accounts receivable
Joint interest billings	6,304,849	5,639,174
Revenue	3,214,246	3,872,959
Inventory	2,846,565	1,160,325
Derivative instruments	5,599,895	—
Prepaid expenses	84,660	327,030

Total	20,099,569	12,842,913

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	231,726,170	215,273,593
Unproved mineral interests	41,152,511	41,644,348
Wells in progress	569,695	1,058,727
Gathering assets	16,465,145	15,708,353
Facilities and equipment	10,080,527	9,680,010
Furniture, fixtures and other	358,605	284,791

Total	300,352,653	283,649,822
Less accumulated depletion, depreciation, amortization and impairment	(183,390,080)	(175,973,720)

Total	116,962,573	107,676,102

OTHER ASSETS
Deposit	139,500	139,500
Derivative instruments	1,209,907	—
Deferred financing costs	1,464,599	1,853,274

Total	2,814,006	1,992,774

TOTAL ASSETS	$139,876,148	$122,511,789

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,216,221	$13,206,767
Revenue payable	5,791,839	1,477,268
Advances from joint interest owners	4,369,326	5,718,234
Derivative instruments	—	343,759
Accrued interest	1,793,445	844,094
Accrued expenses	990,000	583,000

Total	17,160,831	22,173,122

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	12,000,000	9,000,000
Asset retirement obligation	1,116,854	1,030,283
Deferred rent expense	53,097	60,593

Total	78,169,951	75,090,876

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 107,851,719 shares issued and 107,778,019 outstanding as of September 30, 2008 and 107,290,471 shares issued and 107,216,771 outstanding as of December 31, 2007	10,785	10,729
Additional paid-in capital	218,550,617	215,094,271
Accumulated deficit	(173,885,741)	(189,726,914)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	44,545,366	25,247,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,876,148	$122,511,789

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
REVENUES
Gas	$8,457,980	$2,642,799
Oil	1,210,047	554,891
Gathering	1,248,483	374,127
Rental income	312,344	354,562
Derivative gains, net	17,099,899	—
Interest income	4,681	110,670

Total	28,333,434	4,037,049

OPERATING EXPENSES
Lease operating	1,224,416	1,024,063
Gathering operations	1,004,061	458,241
Depletion, depreciation, amortization and accretion	1,702,682	2,082,408
Impairment	—	32,790,000
General and administrative	2,113,675	1,858,566
Interest expense	1,248,702	970,496

Total	7,293,536	39,183,774

NET INCOME (LOSS)	$21,039,898	$(35,146,725)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.20	$(0.37)

DILUTED	$0.17	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC	107,499,883	95,696,066

DILUTED	125,992,710	95,696,066

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
REVENUES
Gas	$27,760,412	$12,650,364
Oil	2,985,582	1,524,238
Gathering	3,236,040	1,333,174
Rental income	1,095,469	698,437
Derivative gains, net	5,705,394	—
Interest income	25,492	382,037

Total	40,808,389	16,588,250

OPERATING EXPENSES
Lease operating	4,426,517	2,423,037
Gathering operations	2,701,404	1,365,192
Depletion, depreciation, amortization and accretion	7,323,481	7,785,923
Impairment	—	97,090,000
General and administrative	6,788,301	6,405,221
Interest expense	3,727,513	3,136,418

Total	24,967,216	118,205,791

NET INCOME (LOSS)	$15,841,173	$(101,617,541)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.15	$(1.11)

DILUTED	$0.14	$(1.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC	107,195,454	91,901,998

DILUTED	109,561,398	91,901,998

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,841,173	$(101,617,541)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	7,251,087	104,809,828
Accretion of asset retirement obligation	72,394	66,095
Stock-based compensation	2,236,022	2,418,316
Unrealized derivative gain	(7,153,561)	—
Amortization of deferred rent	(7,496)	(8,645)
Amortization of deferred financing costs	388,675	388,675
Changes in operating assets and liabilities:
Accounts receivable	(6,962)	5,324,220
Inventory	(1,686,240)	298,316
Prepaid expenses	242,370	238,403
Accounts payable	(3,415,980)	(2,640,893)
Revenue payable	4,314,571	(175,937)
Accrued interest	949,351	906,493
Accrued expenses	407,000	(268,000)

Net cash provided by operating activities	19,432,404	9,739,330

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(73,814)	(33,684)
Cash paid for acquisitions, development and exploration	(29,465,037)	(56,401,472)
Advances from joint interest owners, net	(1,348,908)	7,848,190
Proceeds from property sales	7,500,000	3,475,153
Proceeds from the sale of short-term investments	—	6,000,000
Cash undesignated as restricted	—	1,787,500

Net cash used in investing activities	(23,387,759)	(37,324,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	19,000,000	12,000,000
Repayment of borrowings	(16,000,000)	(9,000,000)
Proceeds from issuance of common stock	—	19,300,000
Cash paid for debt issuance costs	—	(120,729)
Exercise of options to purchase common stock	1,161,284	—

Net cash provided by financing activities	4,161,284	22,179,271

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,929	(5,405,712)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,843,425	12,876,879

END OF PERIOD	$2,049,354	$7,471,167

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. All significant intercompany transactions have been eliminated.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $21,209 and $26,071 of internal costs during the three months ended September 30, 2008 and 2007, respectively, and $80,865 and $129,825 of internal costs during the nine months ended September 30, 2008 and 2007, respectively. Additionally we capitalize stock compensation expense related to our drilling consultants as further described in Note 3. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.
Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.
Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized less income tax effects related to differences in the book and tax basis of oil and gas properties, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.
As of September 30, 2007, oil and gas prices were $62.29 per barrel and $0.345 per mcf. Our oil and gas reserves became uneconomic as the gas price on September 30, 2007 was less than our gathering costs to transport the gas to a sales point and would have resulted in an impairment of $65,620,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool would have exceeded the above described ceiling by $32,790,000. Additionally, as of June 30, 2007, based on oil and gas prices of $54.09 per barrel and $3.90 per mcf, the full cost pool exceeded the above described ceiling by $66,700,000. Subsequent to that quarter end, oil and gas prices increases reduced our impairment to $64,300,000. Therefore, impairment expense of $97,090,000 was recorded during the nine months ended September 30, 2007. As of September 30, 2008, our full cost pool did not exceed our ceiling limitation and no impairment expense was recorded during the first nine months of 2008.

Capitalized Interest
The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest costs were capitalized during the nine months ended September 30, 2008 as we did not engage in such activities; however, $270,245 and $520,473 of interest costs were capitalized during the three and nine months ended September 30, 2007, respectively.
Wells in Progress
Wells in progress at September 30, 2008 represent the costs associated with the drilling of two wells in the Riverbend area of Utah. Since the wells had not reached total depth as of the financial statement date, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells reach total depth and are cased and will become subject to depletion and the ceiling test calculation in future periods. Wells in progress at December 31, 2007 represented the costs associated with the drilling of one well in the Riverbend area of Utah. These costs were reclassified into proved properties during 2008 and became subject to depletion and the ceiling test calculation.
Facilities and Equipment
The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco. Therefore, net revenue attributable to the outside working interest owners from the evaporation pits was recorded as a credit to proved properties in the amount of $24,636 and $58,390 during the three months ended September 30, 2008 and 2007, respectively, and of $284,301 and $173,577 during the nine months ended September 30, 2008 and 2007, respectively.
The other oil and gas equipment and facilities owned by the Company are depreciated using the straight-line method over the estimated useful life of five to ten years for the equipment, twenty years for the drilling rig and twenty-five years for the facilities. The rental of some of the equipment and facilities owned by Gasco is charged to the wells that are operated by Gasco. Therefore, a portion of the net revenue attributable to the outside working interest owners from the equipment and facilities rental was recorded as a credit to proved properties in the amount of $105,604 and $23,590 during the three months ended September 30, 2008 and 2007, respectively, and of $409,249 and $841,715 during the nine months ended September 30, 2008 and 2007, respectively.
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
As of September 30, 2008, natural gas derivative instruments consisted of four swap agreements and two costless collar agreements for 2008 and 2009 production. The fair market value of the agreements was a current asset of $5,599,895 and non-current asset of $1,209,907 as of September 30, 2008 and a current liability of $343,759 as of December 31, 2007. These fair values include a measure of counterparty credit risk based on the relevant credit default swap prices as of September 30, 2008. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our production. Although these derivative instruments expose us to credit risk, we monitor the creditworthiness of our counterparty, and we are not currently aware of any inability on the part of our counterparty to perform under our contracts. However, we are not able to predict sudden changes in the creditworthiness of our counterparty.
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
The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the first nine months of 2008. We had no derivative transactions during the same periods during 2007.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Realized gains (losses) on derivative instruments	$413,993	$(1,448,167)
Unrealized gains on derivative instruments	16,685,906	7,153,561

Total realized and unrealized gains recorded	$17,099,899	$5,705,394

Derivative losses are included in cash flows from operating activities in the accompanying consolidated statements of cash flows.

Our swap agreements for 2008 and 2009 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (b)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (a)	10/08 – 12/08	3,000 Mmbtu/day	$6.11/Mmbtu	NW Rockies
Swap	10/08 – 12/08	2,000 Mmbtu/day	$6.91/Mmbtu	NW Rockies
Swap	1/09 – 12/09	3,000 Mmbtu/day	$7.025/Mmbtu	NW Rockies
Swap	1/09 – 12/09	3,000 Mmbtu/day	$7.015/Mmbtu	NW Rockies
Our costless collar agreements for 2008 and 2009 are summarized in the table below:

	Remaining		Index	Call Price	Put Price
Agreement Type	Term	Quantity	Price (b)	Counterparty buyer	Gasco buyer
Costless collar	10/08 – 12/08	3,000 Mmbtu/day	NW Rockies	$6.90/Mmbtu	$6.00/Mmbtu
Costless collar	1/09 – 12/09	3,000 Mmbtu/day	NW Rockies	$7.50/Mmbtu	$6.50/Mmbtu

(a)	Contract was initiated in December 2007 and was included in the accompanying consolidated balance sheets at fair market value as a liability of $343,759 as of December 31, 2007.

(b)	Northwest Pipeline Rocky Mountains – Inside FERC first of month index price.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance beginning of period	$1,094,147	$1,027,652	$1,030,283	$908,543
Liabilities incurred	8,984	6,928	35,463	81,595
Liabilities settled	—	—	(10,179)	—
Revisions	—	(58,956)	—	(58,956)
Property dispositions	(11,107)	(16,134)	(11,107)	(16,134)
Accretion expense	24,830	21,653	72,394	66,095

Balance end of period	$1,116,854	$981,143	$1,116,854	$981,143

Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
As of September 30, 2008, there continues to be a full valuation allowance on the Company’s net deferred tax assets.
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
The table below sets forth the computations of basic and diluted net income per share. Basic and diluted net loss per share were the same in each of the three and nine month periods ended September 30, 2007.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Numerator:
Basic net income	$21,039,898	$15,841,173
Interest on convertible senior notes	901,096	—

Diluted net income, adjusted for interest on convertible senior notes	$21,940,994	$15,841,173

Denominator:
Basic weighted average common shares outstanding	107,499,883	107,195,454
Effect of dilutive securities:
Options to purchase common stock	4,626,004	4,759,909
Assumed treasury shares purchased	(2,662,597)	(2,673,385)
Unvested restricted stock	279,420	279,420
Shares issued upon conversion of convertible senior notes	16,250,000	—

Diluted weighted average common shares outstanding	125,992,710	109,561,398

Basic net income per share	$0.20	$0.15

Diluted net income per share	$0.17	$0.14

The 16,250,000 shares of common stock that would have been issued upon conversion of the convertible senior notes have been excluded from the diluted weighted average shares outstanding during the nine months ended September 30, 2008 because the inclusion of such shares would have been antidilutive. For the three and nine months ended September 30, 2008, 5,780,926 and 5,438,059 options to purchase common stock, respectively, were not included in the diluted weighted average shares outstanding because the exercise of these options would have been anti-dilutive.
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
Reclassifications
Advances from joint interest owners, net in 2007 have been reclassified to investing activities to be consistent with the 2008 presentation.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair

Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSPFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, which clarified the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value.  We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements (see Note 5).
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be Gasco’s year beginning January 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our future financial reporting.
In March 2008, the FASB, affirmed the consensus of FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact adoption of FSP APB 14-a may have on our consolidated financial statements.
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
During the three and nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation expense	$652,828	$582,931	$2,295,117	$2,430,988
Consultant compensation capitalized as proved property	54,116	(381)	(59,095)	(12,672)

Total stock-based compensation	$706,944	$582,550	$2,236,022	$2,418,316

We account for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting of Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach. Stock-based non-employee compensation expense (reduction in expense) for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based non-employee compensation	$(42,229)	$13,696	$84,934	$15,868
Non-employee compensation capitalized as proved property	(54,116)	381	59,095	12,672

Total non-employee stock-based compensation	$(96,345)	$14,077	$144,029	$28,540

Stock Options
The Company granted options to purchase 2,422,500 shares of common stock to its employees, at exercise prices ranging from $1.80 per share to $4.11 per share during the nine months ended September 30, 2008. The options vest 16 2/3% at the end of each four-month period after the issuance date.
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2008 through September 30, 2008:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2008	10,729,138	$2.58
Granted	2,422,500	$1.96
Exercised	(566,566)	$2.05
Forfeited	(303,468)	$1.96
Cancelled	(222,500)	$3.22
Outstanding at September 30, 2008	12,059,104	$2.49
Exercisable at September 30, 2008	8,455,554	$2.59
The following table summarizes information related to the outstanding and vested options as of September 30, 2008:

	Outstanding Options	Vested options
Number of shares	12,059,104	8,455,554
Weighted Average Remaining Contractual Life	5.71	5.25
Weighted Average Exercise Price	$2.49	$2.59
Aggregate intrinsic value	$1,860,200	$1,822,200
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $1.82 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The total intrinsic value of the options exercised during the three and nine months ended September 30, 2008 was $6,250 and $983,248, respectively. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2008 was $5,000 and $1,161,284.
The total grant date fair value of the shares vested during the three and nine months ended September 30, 2008 was $1,179,867 and $2,240,941, respectively.

The Company settles employee stock option exercises with newly issued common shares.
As of September 30, 2008, there was $4,380,313 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of approximately 4 years.
Restricted Stock
During the nine months ended September 30, 2008, the Company’s Board of Directors approved the issuance of 49,000 shares of common stock, under the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan, to certain of the Company’s employees. The restricted shares vest at varying schedules within three to five years of the grant date. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause. Any unvested shares are forfeited upon termination of employment for any other reason. The compensation expense related to the restricted stock was measured on the issuance date using the trading price of the Company’s common stock on that date and is amortized over the vesting period. The following table summarizes the restricted stock activity from January 1, 2008 through September 30, 2008:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2008	308,820	$2.36
Granted	49,000	$3.20
Vested	(24,100)	$1.91
Forfeited	(54,300)	$2.33
Outstanding at September 30, 2008	279,420	$2.64
As of September 30, 2008, there was $539,874 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of approximately 4 years.
NOTE 4 – CREDIT FACILITY
On March 29, 2006, Gasco and certain of its subsidiaries, as guarantors, entered into a $250,000,000 Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings made under the Credit Agreement are guaranteed by our subsidiaries and secured by a pledge of the capital stock of such subsidiaries and mortgages on substantially all of our oil and gas properties.
The initial aggregate commitment of the lender under the Credit Agreement is $250,000,000, subject to a borrowing base which was increased to $40,000,000 as of December 31, 2007 and in April 2008, it was increased to $45,000,000. In October 2008, the borrowing base was redetermined by the lender and remained at $45,000,000. The Credit Agreement also provides for a $10,000,000 sublimit for letters of credit which we may use for general corporate purposes. As of September 30, 2008, there were loans of

$12,000,000 outstanding at an interest rate of 4.1% and a $6,564,000 letter of credit which is considered usage for purposes of calculating availability and commitment fees. Subsequent to September 30, 2008 we borrowed an additional $8,000,000 which resulted in loans of $20,000,000 outstanding as of November 4, 2008. Our aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2010. The Credit Agreement provides for semi-annual evaluation of the borrowing base in April and October of each year, which will be determined by the lender in its sole discretion. Additionally, the lender may request an additional borrowing base redetermination between each such semi-annual calculation. Any future reduction in our borrowing base would have a corresponding reduction in our capacity available under our Credit Agreement.
Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at our election, a Eurodollar rate or an alternate base rate. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 1.25% (for periods in which we have utilized less than 50% of the borrowing base) to 2.00% (for periods in which we have utilized greater than 90% of the borrowing base). The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 0.50%, plus (2) an applicable margin that varies from 0% (for periods in which we have utilized less than 50% of the borrowing base) to 0.75% (for periods in which we have utilized greater than 90% of the borrowing base). We elect the basis of the interest rate at the time of each borrowing; however, under certain circumstances, our lender may require us to use the non-elected basis in the event the elected basis does not adequately and fairly reflect the cost of making such loans. In addition, we are obligated to pay a commitment fee under the Credit Agreement quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the agreement. The commitment fee percentage varies from 0.30% to 0.50% based on the percentage of the borrowing base utilized.
The Credit Agreement requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent quarter multiplied by four not to be greater than 3.5:1 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of September 30, 2008 and November 4, 2008, the Company was in compliance with each of the covenants contained in the Credit Agreement.
NOTE 5 – FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
Level 1: Quoted prices are available in active markets for identical assets or liabilities;
Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.
SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$4,700,534	$2,109,268

Liabilities:
	$—	$—	$—
Our derivative financial instruments are comprised of natural gas swap and costless collar agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are therefore considered level 2 in the fair value hierarchy. The fair values of the costless collar agreements are determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy. The counterparty in all of our derivative financial instruments is the lender in our Credit Agreement (Note 4).

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

Derivatives
Balance as of January 1, 2008	$—
Total losses (realized or unrealized):
Included in earnings	1,726,661
Included in other comprehensive income	—
Purchases, issuances and settlements	382,607
Transfers in and out of level 3	—

Balance as of September 30, 2008	$2,109,268

Change in unrealized gains included in earnings relating to derivatives still held as of September 30, 2008	$2,109,268

NOTE 6 – PROPERTY SALE
During the third quarter of 2008, Gasco sold its interest in four gross producing wells (one net producing well), leasehold interests and proven reserves in the Prickly Pear Field in the West Tavaputs area in the Uinta Basin to the operator of these wells. The effective date of the sale was August 21, 2008 and the sales proceeds were $7,500,000.
NOTE 7 – STATEMENT OF CASH FLOWS
During the nine months ended September 30, 2008, the Company’s non-cash investing and financing activities consisted of the following transactions:
–	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $35,463.

–	Reduction in asset retirement obligation of $10,179 for the plugging and abandonment costs and $11,107 due to property dispositions.

–	Stock-based compensation of $59,095 capitalized as proved property.

–	Additions to oil and gas properties included in accounts payable of $5,574,568.
During the nine months ended September 30, 2007, the Company’s non-cash investing and financing activities consisted of the following transactions:
–	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $81,595.

–	Reduction in asset retirement obligation of $58,956 due to periodic reassessment of the expected cash flows and assumptions inherent in the calculation of the liability and $16,134 due to property dispositions.

–	Stock-based compensation of $12,672 capitalized as proved property.

–	Additions to oil and gas properties included in accounts payable of $3,065,628.

–	Capitalization of interest expense of $520,473.

–	Cancellation of 81,006 shares of common stock in satisfaction of income taxes of $205,760 related to the vesting of restricted stock.
Cash paid for interest during the nine months ended September 30, 2008 and 2007 was $2,391,175 and $2,277,750, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2008 and 2007.
NOTE 8 – CONSOLIDATING FINANCIAL STATEMENTS
On August 22, 2008, Gasco filed a Form S-3 shelf registration statement with the Securities Exchange Commission. Under this registration statement, which was declared effective on September 8, 2008, we may from time to time offer and sell securities including common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of our subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (“Guarantor Subsidiaries”). Set forth below are the condensed consolidating financial statements of Gasco, which is referred to as the Parent, and the Guarantor Subidiaries.

Condensed Consolidating Balance Sheet
As of September 30, 2008
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,475,550	$573,804	$2,049,354
Accounts receivable	1,097,853	8,421,242	9,519,095
Inventory	—	2,846,565	2,846,565
Derivative instruments	5,599,895	—	5,599,895
Prepaid expenses	84,335	325	84,660

Total	8,257,633	11,841,936	20,099,569

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	99,090	231,627,080	231,726,170
Unproved mineral interests	1,054,096	40,098,415	41,152,511
Wells in progress	—	569,695	569,695
Gathering assets	—	16,465,145	16,465,145
Facilities and equipment	—	10,080,527	10,080,527
Furniture, fixtures and other	358,605	—	358,605

Total	1,511,791	298,840,862	300,352,653
Less accumulated depreciation, depletion and amortization	(211,334)	(183,178,746)	(183,390,080)

Total	1,300,457	115,662,116	116,962,573

OTHER ASSETS
Deposit	139,500	—	139,500
Derivative instruments	1,209,907	—	1,209,907
Deferred financing costs	1,464,599	—	1,464,599
Intercompany	225,772,157	(225,772,157)	—

Total	228,586,163	(225,772,157)	2,814,006

TOTAL ASSETS	$238,144,253	$(98,268,105)	$139,876,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$47,916	$4,168,305	$4,216,221
Revenue payable	—	5,791,839	5,791,839
Advances from joint interest owners	—	4,369,326	4,369,326
Accrued interest	1,793,445	—	1,793,445
Accrued expenses	990,000	—	990,000

Total	2,831,361	14,329,470	17,160,831

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	12,000,000	—	12,000,000
Asset retirement obligation	—	1,116,854	1,116,854
Deferred rent expense	53,097	—	53,097

Total	77,053,097	1,116,854	78,169,951

STOCKHOLDERS’ EQUITY
Common stock	10,785	—	10,785
Other	158,249,010	(113,714,429)	44,534,581

Total	158,259,795	(113,714,429)	44,545,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,144,253	$(98,268,105)	$139,876,148

Condensed Consolidating Balance Sheet
As of December 31, 2007
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,843,425	$—	$1,843,425
Accounts receivable	—	9,512,133	9,512,133
Inventory	—	1,160,325	1,160,325
Prepaid expenses	326,705	325	327,030

Total	2,170,130	10,672,783	12,842,913

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	39,994	215,233,599	215,273,593
Unproved mineral interests	1,504,096	40,140,252	41,644,348
Wells in progress	—	1,058,727	1,058,727
Gathering assets	—	15,708,353	15,708,353
Facilities and equipment	—	9,680,010	9,680,010
Furniture, fixtures and other	284,791	—	284,791

Total	1,828,881	281,820,941	283,649,822
Less accumulated depreciation, depletion and amortization	(164,713)	(175,809,007)	(175,973,720)

Total	1,664,168	106,011,934	107,676,102

OTHER ASSETS
Deposit	139,500	—	139,500
Deferred financing costs	1,853,274	—	1,853,274
Intercompany	230,850,204	(230,850,204)	—

Total	232,842,978	(230,850,204)	1,992,774

TOTAL ASSETS	$236,677,276	$(114,165,487)	$122,511,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$230,737	$12,976,030	$13,206,767
Revenue payable	—	1,477,268	1,477,268
Advances from joint interest owners	—	5,718,234	5,718,234
Derivative instruments	343,759	—	343,759
Accrued interest	844,094	—	844,094
Accrued expenses	583,000	—	583,000

Total	2,001,590	20,171,532	22,173,122

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	9,000,000	—	9,000,000
Asset retirement obligation	—	1,030,283	1,030,283
Deferred rent expense	60,593	—	60,593

Total	74,060,593	1,030,283	75,090,876

STOCKHOLDERS’ EQUITY
Common stock	10,729	—	10,729
Other	160,604,364	(135,367,302)	25,237,062

Total	160,615,093	(135,367,302)	25,247,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,677,276	$(114,165,487)	$122,511,789

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended September 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$9,668,027	$9,668,027
Gathering	—	1,248,483	1,248,483
Rental income	—	312,344	312,344
Derivative gains	17,099,899	—	17,099,899
Interest income	4,678	3	4,681

Total	17,104,577	11,228,857	28,333,434

OPERATING EXPENSES
Lease operating	—	1,224,416	1,224,416
Gathering operations	—	1,004,061	1,004,061
Depletion, depreciation, amortization and accretion	46,621	1,656,061	1,702,682
General and administrative	2,113,675	—	2,113,675
Interest expense	1,248,702	—	1,248,702

Total	3,408,998	3,884,538	7,293,536

NET INCOME	$13,695,579	$7,344,319	$21,039,898

		Guarantor
For the Three Months Ended September 30, 2007	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$3,197,690	$3,197,690
Gathering	—	374,127	374,127
Rental income	—	354,562	354,562
Interest income	110,657	13	110,670

Total	110,657	3,926,392	4,037,049

OPERATING EXPENSES
Lease operating	—	1,024,063	1,024,063
Gathering operations	—	458,241	458,241
Depletion, depreciation, amortization and accretion	165,350	1,917,058	2,082,408
Impairment	—	32,790,000	32,790,000
General and administrative	1,858,566	—	1,858,566
Interest expense	970,496	—	970,496

Total	2,994,412	36,189,362	39,183,774

NET LOSS	$(2,883,755)	$(32,262,970)	$(35,146,725)

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$30,745,994	$30,745,994
Gathering	—	3,236,040	3,236,040
Rental income	—	1,095,469	1,095,469
Derivative gains	5,705,394	—	5,705,394
Interest income	25,481	11	25,492

Total	5,730,875	35,077,514	40,808,389

OPERATING EXPENSES
Lease operating	—	4,426,517	4,426,517
Gathering operations	—	2,701,404	2,701,404
Depletion, depreciation, amortization and accretion	46,621	7,276,860	7,323,481
General and administrative	6,788,301	—	6,788,301
Interest expense	3,727,513	—	3,727,513

Total	10,562,435	14,404,781	24,967,216

NET INCOME (LOSS)	$(4,831,560)	$20,672,733	$15,841,173

		Guarantor
For the Nine Months Ended September 30, 2007	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$14,174,602	$14,174,602
Gathering	—	1,333,174	1,333,174
Rental income	—	698,437	698,437
Interest income	381,979	58	382,037

Total	381,979	16,206,271	16,588,250

OPERATING EXPENSES
Lease operating	—	2,423,037	2,423,037
Gathering operations	—	1,365,192	1,365,192
Depletion, depreciation, amortization and accretion	195,828	7,590,095	7,785,923
Impairment	—	97,090,000	97,090,000
General and administrative	6,405,221	—	6,405,221
Interest expense	3,136,418	—	3,136,418

Total	9,737,467	108,468,324	118,205,791

NET LOSS	$(9,355,488)	$(92,262,053)	$(101,617,541)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2008	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(9,533,392)	$28,965,796	$19,432,404

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(73,814)	—	(73,814)
Cash paid for acquisitions, development and exploration	—	(29,465,037)	(29,465,037)
Advances from joint interest owners, net	—	(1,348,908)	(1,348,908)
Proceeds from property sales	—	7,500,000	7,500,000

Net cash used in investing activities	(73,814)	(23,313,945)	(23,387,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	19,000,000	—	19,000,000
Repayment of borrowings	(16,000,000)	—	(16,000,000)
Exercise of options to purchase common stock	1,161,284	—	1,161,284
Intercompany	5,078,047	(5,078,047)	—

Net cash provided by (used in) financing activities	9,239,331	(5,078,047)	4,161,284

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(367,875)	573,804	205,929
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,843,425	—	1,843,425

END OF PERIOD	$1,475,550	$573,804	$2,049,354

		Guarantor
For the Nine Months Ended September 30, 2007	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(9,177,370)	$18,916,700	$9,739,330

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(33,684)	—	(33,684)
Cash paid for acquisitions, development and exploration	—	(56,401,472)	(56,401,472)
Proceeds from property sales	—	3,475,153	3,475,153
Advances from joint interest owners, net	—	7,848,190	7,848,190
Cash undesignated as restricted	1,787,500	—	1,787,500
Proceeds from sale of short-term investments	6,000,000	—	6,000,000

Net cash provided by (used in) investing activities	7,753,816	(45,078,129)	(37,324,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	12,000,000	—	12,000,000
Repayment of borrowings	(9,000,000)	—	(9,000,000)
Proceeds from the issuance of common stock	19,300,000	—	19,300,000
Cash paid for offering costs	(120,729)	—	(120,729)
Intercompany	(24,126,289)	24,126,289	—

Net cash provided by (used in) financing activities	(1,947,018)	24,126,289	22,179,271

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,370,572)	(2,035,140)	(5,405,712)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,831,082	2,045,797	12,876,879

END OF PERIOD	$7,460,510	$10,657	$7,471,167

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item for a discussion of factors which could affect the outcome of forward-looking statements used by us.
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
Recent Developments
Impact of Current Credit Markets and Commodity Price Volatility
The credit markets are undergoing significant volatility and capacity constraints. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit market. Our exposure to the current credit market crisis includes our revolving credit facility and counterparty performance risk.
Our $250,000,000 Credit Agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as Administrative Agent, is subject to a borrowing base which was redetermined in October 2008 and remained at $45,000,000. The Credit Agreement matures on March 29, 2010. Should current credit market volatility be prolonged for several years, future extensions of credit may contain terms that are less favorable than those of our current Credit Agreement.
Additionally, debt and equity capital markets have been negatively affected in recent months, which has resulted in more restrictive access by issuers and with higher costs. While we currently have no plans to access debt or equity capital markets, should we decide to do so in the near-term, the terms, size and cost of a new debt issue would be less favorable and an equity transaction, due to our reduced stock price, would be more dilutive than in recent years.
Current market conditions also elevate concern over counterparty risks related to our commodity derivative instruments. We have all of our commodity derivative instruments with one major financial institution. Should this financial counterparty not perform, we may not realize the benefit of some of our hedges under lower commodity prices. Although these derivative instruments as well as our Credit Agreement expose us to credit risk, we monitor the creditworthiness of our counterparties, and we are not currently aware of any inability on the part of our counterparties to perform under our contracts. However, we are not able to predict sudden changes in the credit worthiness of our counterparties.
Oil and gas prices are also volatile and have declined significantly since June 30, 2008 and continue to decline since the end of the quarter. Further, the decline in commodity prices has not been accompanied by a decline in the prices of goods and services that we use to drill, complete and operate our wells. The decline in commodity prices reduced our cash flow from operations from what it would have otherwise been. To mitigate the impact of lower commodity prices on our cash flows, we have entered into commodity derivative instruments for the remainder of 2008 and 2009 (see Note 4 of the accompanying financial statements). In the event of a global recession, commodity prices may stay depressed or reduce further, thereby causing a prolonged downturn, which would further reduce our cash flows from operations. This could cause us to alter our business plans, including reducing our exploration and development plans. As discussed below, we have opted to release one of our drilling rigs to better align our drilling plans for the remainder of 2008 and 2009 with our expected cash flow and available credit. We believe that we will have adequate cash on hand and availability under our Credit Agreement to fund our capital expenditures for 2008. We have not approved a capital expenditure budget for 2009; however, through our actions such as investing our cash balances conservatively and releasing one of our drilling rigs from operation, we believe that we have adequately aligned our capital expenditure requirements with our expected cash flow and available credit so that we are able to continue drilling and initial completion operations with one rig through 2009. Additionally, we maintain an ongoing dialogue with our lender to understand their appetite for credit exposure to us and so that we may evaluate their capacity to meet their commitments under the Credit Agreement.
Drilling Activity
During the nine months ended September 30, 2008, we spudded 12 gross wells (approximately 3.92 net wells) and reached total depth on 10 gross wells (approximately 3.25 net wells) in the Riverbend area. Eleven of the wells were drilled to the Upper Mancos shale and one well was drilled to the Upper Morrison Formation during the first nine months of 2008. We also conducted initial completion operations on 15 gross operated wells (4.42 net wells) and re-entered 12 gross operated wells (5.45 net wells) to complete pay zones that were behind pipe. We have completed 12 wells in the Mancos shale interval since we began targeting the Mancos in mid-2007. Nine of the 12 wells are completed or recompleted with additional up-hole pay zones. We currently have three Mancos shale wells and one Mancos/Dakota/Morrison well awaiting initial completion. As of September 30, 2008, we operated 124 gross producing wells. We currently have an inventory of 28 operated wells with up-hole recompletion opportunities and four wells awaiting initial completion activities.
The average drilling time to total depth from the base of surface casing on the past eleven Upper Mancos shale wells is 25.2 days. Our drilling engineers continue to improve the drilling time to total depth. Our last two Mancos shale wells reached total depth in 14 days and 22 days out from surface casing, demonstrating the progress that we have made from our 25-day target for the Upper Mancos wells. We now have 16 wells that have reached total depth within the Mancos shale, two of which have tested the Dakota Formation.

We currently have two drilling rigs operating in the Uinta Basin Riverbend project; however, we intend to release one of our rigs during November and to drill the remainder of our 2008 drilling program with one drilling rig. There are no long-term day-rate obligations on the rig that we plan to lay down.
Asset Divestitures
Consistent with the our stated goal of divesting of certain non-core assets, during the third quarter 2008 we sold to the operator our interest in four gross producing wells (one net producing well), leasehold and proven reserves in the Prickly Pear Field in the West Tavaputs area of the Uinta Basin. Proceeds from the divestiture were $7.5 million with an effective date of August 21, 2008. The sale includes, as of December 31, 2007, approximately 640 gross acres (160 net acres) with 6.0 Bcfe of proven reserves, of which approximately 1.7 Bcfe was developed. The sale represents approximately 1.0 million cubic feet per day of net production, or approximately 7% of our daily net production at the time of the sale. Prickly Pear field wells produce primarily from the Wasatch and Mesaverde formations.
Oil and Gas Production Summary
The following table presents Gasco’s production and price information during the three and nine months ended September 30, 2008 and 2007. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Natural gas production (Mcf)	1,146,313	916,028	3,417,249	2,968,746
Average sales price per Mcf	$7.38	$2.89	$8.12	$4.26

Oil production (Bbl)	12,290	9,765	32,114	30,084
Average sales price per Bbl	$98.46	$56.82	$92.97	$50.67

Production (Mcfe)	1,220,053	974,618	3,609,933	3,149,250
During the nine months ended September 30, 2008, the Company’s oil and gas production increased by approximately 15% primarily due to the Company’s drilling projects, completions of new wells, and recompletions of existing wells partially offset by normal production declines on wells drilled during earlier periods. Rockies natural gas prices tended to be lower during parts of September due in part to seasonal demand decreases and to the scheduled hydrostatic testing of the Rockies Express Pipeline. As a result of these lower gas prices, we elected to shut-in or curtail a portion of our daily production totaling approximately 3 MMcfe per day during the month of September (90 MMcfe for the quarter).
Liquidity and Capital Resources
In light of the current economic outlook and commodity prices, we intend to limit our capital expenditures for the remainder of 2008 and 2009 to a level that we believe can be funded with cash on hand, cash flow from operations and borrowings under our Credit Agreement. Our drilling plans for 2009 will focus on those projects that we believe will generate and lay the foundation for production growth. Actual levels of capital expenditures in any year may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services. We have not approved a capital expenditure budget for 2009; however, through our actions such as investing our cash balances conservatively and releasing one of our drilling rigs from operation, we believe that we have adequately aligned our capital expenditure requirements with our expected cash flow and available credit so that we are able to continue drilling and initial completion operations with one rig through 2009. Furthermore, we remain focused on our goal of divesting non-core assets, such as our sale of four gross producing wells (one net) during the third quarter of 2008. If we choose to create additional liquidity for future activities, we may consider several options for raising additional funds, such as selling securities, selling assets or farm-outs or similar arrangements. Any financing obtained through the sale of our equity will likely result in substantial dilution to our stockholders.
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
Management believes it has sufficient capital from cash on hand, cash flow from operations and borrowings under our credit facility for our 2008 operational budget. If we choose to create additional liquidity for future activities, we may consider several options for raising additional funds such as selling securities, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of our equity will likely result in substantial dilution to our stockholders.
Sources and Uses of Cash
The following table summarizes Gasco’s sources and uses of cash for each of the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operations	$19,432,404	$9,739,330
Net cash used in investing activities	(23,387,759)	(37,324,313)
Net cash provided by financing activities	4,161,284	22,179,271
Net increase (decrease) in cash	205,929	(5,405,712)
Cash provided by operations increased by $495,976 from September 30, 2007 to September 30, 2008. The increase in cash provided by operations was due primarily to the 91% increase in gas prices and the 83% increase in oil prices as well as the 15% increase in equivalent oil and gas production during 2008. The production increase is due primarily to our drilling, completion and recompletion activity partially offset by normal production declines on existing wells.

Our investing activities during the nine months ending September 30, 2008 and 2007 related primarily to our development and exploration activities offset by proceeds from property sales. The 2007 activity also included proceeds from the sale of short-term investments of $6,000,000 and the release of restricted cash of $1,787,500.
The financing activity during 2008 is comprised of borrowings under our line of credit of $19,000,000, the repayment of $16,000,000 there under and the exercise of options to purchase common stock of $1,161,284. The 2007 activity is comprised of borrowings under our line of credit of $12,000,000, the repayment of $9,000,000 there under and the proceeds from the issuance of 10,000,000 shares of common stock of $19,300,000, net of offering costs of $120,729.
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

Derivatives
During 2007 and 2008, we entered into certain derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We account for our derivatives and hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, we are required to record our derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Management has decided not to use cash flow hedge accounting for our derivatives. Therefore, in accordance with the provisions of SFAS No. 133, the changes in fair market value are recognized in earnings. We recorded an unrealized gain on derivative instruments of $7,153,561 during the first nine months of 2008.
As of September 30, 2008, we had a net derivative asset of $6,809,802, of which $2,109,268 was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors (d) notional quantities (e) current market and contractual prices for the underlying instruments and (f) the counterparty’s and the Company’s credit ratings. Please see Note 5, “Fair Value Measurements.”
Results of Operations
The Third Quarter of 2008 compared to the Third Quarter of 2007
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	September 30,
	2008	2007
Natural gas production (Mcf)	1,146,313	916,028
Average sales price per Mcf *	$7.38	$2.89
Natural gas revenue	$8,457,980	$2,642,799

Oil production (Bbl)	12,290	9,765
Average sales price per Bbl	$98.46	$56.82
Oil revenue	$1,210,047	$554,891

*	See Note 2 of the accompanying financial statements for discussion of the effects of derivatives during the reporting period.

The increase in oil and gas revenue of $6,470,337 during the third quarter of 2008 compared with the third quarter of 2007 is primarily due to increases in the average oil and gas prices of $41.64 per Bbl and $4.49 per Mcf, respectively, and a 25% increase in oil and gas production. The production increase is primarily due to the drilling and completion activity during 2008 partially offset by normal production declines on existing wells. The $6,470,337 increase in oil and gas revenue during the third quarter of 2008 represents an increase of $4,521,456 related to the increase in oil and gas prices and an increase of $1,948,881 related to the production increase.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area pipeline that we constructed during 2004 and 2005. Gathering income increased by $874,356 during the third quarter of 2008 as compared with the third quarter of 2007 due to the increased production resulting from our drilling activity in the Riverbend area. The increase in gathering expense of $545,820 during the third quarter of 2008 is primarily due to the addition of compression in early 2008, as well as increased operating expenses due to the production increase described above.
Rental Income
Rental income is comprised of the lease payments received from a third party’s use of the Company’s drilling rig. Rental income is eliminated against the full cost pool when the rig is used to drill Company operated wells and rental income is recognized when the rig is used to drill third party wells. The rig has been used for drilling third party wells only since April 2007.
Derivative Gains, net
The Company began hedging its production in December 2007 for 2008 and 2009 production. Derivative gains, net, during the third quarter of 2008 were $17,099,899. The gain is comprised of a realized net gain of $413,993 and an unrealized gain of $16,685,906. Realized derivative gains, net, represent the net settlement due to us from our counterparty based on each month’s settlement during the quarter. Unrealized gains represent the change in mark to market values for each active commodity hedge contract. There were no hedges in place during the third quarter of 2007.
Interest Income
Interest income decreased $105,989 during the third quarter of 2008 compared with the third quarter of 2007 primarily due to lower average cash and cash equivalent balances during 2008 resulting from our investment in oil and gas properties.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	September 30,
	2008	2007
Direct operating expenses and overhead	$778,393	$765,664
Workover expense	38,036	127,543

Total operating expenses	$816,429	$893,207

Operating expenses per Mcfe	$0.67	$0.92

Production and property taxes	$407,987	$130,856

Production and property taxes per Mcfe	$0.33	$0.13

Total lease operating expense per Mcfe	$1.00	$1.05

Lease operating expense increased $200,353 during the third quarter of 2008 compared with the third quarter of 2007. The increase is comprised of a $277,131 increase in production taxes primarily due to the increase in oil and natural gas prices as well as an increase in the number of producing wells from 103 wells at September 30, 2007 to 124 wells at September 30, 2008, partially offset by a $76,778 decrease in operating expenses. The decrease in operating expenses is primarily due to a decrease in workover expenses as a result of fewer projects during the third quarter of 2008.
Depletion, Depreciation, Amortization and Accretion
Depletion, depreciation and amortization expense during the third quarters of 2008 and 2007 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $379,726 during the third quarter of 2008 as compared with the third quarter of 2007 is due primarily to a decrease in the depletable base during 2008 as a result of the property impairments recorded during 2007.
Impairment
As of September 30, 2007, oil and gas prices were $62.29 per Bbl and $0.345 per Mcf. Our oil and gas reserves became uneconomic as the gas price on September 30, 2007 was less than our gathering costs to transport the gas to a sales point and would have resulted in an impairment of $65,620,000. However, subsequent to quarter end, oil and gas prices increased; and using these prices our full cost pool would have exceeded the above described ceiling by $32,790,000. Therefore, impairment expense of $32,790,000 was recorded during the quarter ended September 30, 2007.
General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	September 30,
	2008	2007
Total general and administrative costs	$1,726,562	$1,582,481
General and administrative costs allocated to drilling, completion and operating activities	(319,831)	(306,465)

General and administrative expense	$1,406,731	$1,276,016

General and administrative expenses per Mcfe	$1.15	$1.31

Total stock-based compensation costs	$652,828	$582,931
Stock-based compensation costs capitalized	54,116	(381)

Stock-based compensation	$706,944	$582,550

Stock-based compensation per Mcfe	$0.58	$0.60

Total general and administrative expense including stock-based compensation	$2,113,675	$1,858,566

Total general and administrative expense per Mcfe	$1.73	$1.91

General and administrative expense increased by $255,109 during the third quarter of 2008 as compared with the third quarter of 2007. The increase is primarily caused by increased salary and office expenses due to the hiring of additional employees during the fourth quarter of 2007 and an increase in stock-based compensation expense due to the issuance of stock options during the third quarter of 2008 partially offset by an increase in the allocation of certain drilling, completion and production overhead related to specific projects due primarily to the increase in the number of wells we operate.
Interest Expense
Interest expense increased $278,206 during the third quarter of 2008 as compared with the third quarter of 2007 due to a higher average outstanding debt balance during the third quarter of 2008 as compared with the third quarter of 2007.
The First Nine Months of 2008 Compared to the First Nine Months of 2007
The comparisons for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 are consistent with those discussed in the third quarter of 2008 compared to the third quarter of 2007 except as discussed below:

	For the Nine Months Ended
	September 30,
	2008	2007
Natural gas production (Mcf)	3,417,249	2,968,746
Average sales price per Mcf *	$8.12	$4.26
Natural gas revenue	$27,760,412	$12,650,364

Oil production (Bbl)	32,114	30,084
Average sales price per Bbl	$92.97	$50.67
Oil revenue	$2,985,582	$1,524,238

*	See Note 2 of the accompanying financial statements for discussion of the effects of derivatives during the reporting period.
The increase in oil and gas revenue of $16,571,392 during the first nine months of 2008 compared with the first nine months of 2007 is primarily due to increases in the average oil and gas prices of $42.30 per Bbl and $3.86 per Mcf, respectively, and a 15% increase in oil and gas production. The $16,571,392 increase in oil and gas revenue during the first nine months of 2008 represents an increase of $3,832,714 related to the production increase and an increase of $12,738,678 related to the increase in oil and gas prices. The increase in production is described above.
Impairment
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
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2,

“Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSPFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, which clarified the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. On January 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value.  We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements (see Note 5).
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be Gasco’s year beginning January 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial statements.
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
Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008.
The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts that we have discussed in this report:
•	fluctuations in natural gas and oil prices;

•	pipeline constraints;

•	overall demand for natural gas and oil in the United States;

•	changes in general economic conditions in the United States;

•	our ability to manage interest rate and commodity price exposure;

•	changes in our borrowing arrangements; and

•	the condition of credit and capital markets in the United States.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of September 30, 2008, natural gas derivative instruments consisted of four swap agreements and two costless collar agreements for 2008 and 2009 production. The fair market value of the agreements was a current asset of $5,599,895 and a non-current asset of $1,209,907 as of September 30, 2008 and a current liability of $343,759 as of December 31, 2007. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:
•	For our swap instruments, Gasco receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	Our costless collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, Gasco receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

Our swap agreements for 2008 and 2009 are summarized in the table below:

Agreement	Remaining		Fixed Price	Floating Price (b)
Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (a)	10/08 – 12/08	3,000 Mmbtu/day	$6.11/Mmbtu	NW Rockies
Swap	10/08 – 12/08	2,000 Mmbtu/day	$6.91/Mmbtu	NW Rockies
Swap	1/09 – 12/09	3,000 Mmbtu/day	$7.025/Mmbtu	NW Rockies
Swap	1/09 – 12/09	3,000 Mmbtu/day	$7.015/Mmbtu	NW Rockies
 Our costless collar agreements for 2008 and 2009 are summarized in the table below:

	Remaining		Index	Call Price	Put Price
Agreement Type	Term	Quantity	Price (b)	Counterparty buyer	Gasco buyer
Costless collar	10/08 – 12/08	3,000 Mmbtu/day	NW Rockies	$6.90/Mmbtu	$6.00/Mmbtu
Costless collar	1/09 – 12/09	3,000 Mmbtu/day	NW Rockies	$7.50/Mmbtu	$6.50/Mmbtu

(a)	Contract was initiated in December 2007 and was included in the accompanying consolidated balance sheets at fair market value as a liability of $343,759 as of December 31, 2007.

(b)	Northwest Pipeline Rocky Mountains – Inside FERC first of month index price.
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
ITEM 4 — CONTROLS AND PROCEDURES
Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of September 30, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information about legal proceedings for the three months ended September 30, 2008, does not materially differ from that set out in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended September 30, 2008, does not materially differ from that set out in Part II, Item 1A of the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2008 and that set out in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

4.13
First Amendment to the Credit Agreement dated April 22, 2008 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by May 6, 2008, File No. 001-32369).

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

GASCO ENERGY, INC.
Date: November 4, 2008	By:	/s/ W. King Grant
W. King Grant, Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

4.13
First Amendment to the Credit Agreement dated April 22, 2008 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed by May 6, 2008, File No. 001-32369).

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