Form 10-Q
period 2009-06-30
GASCO ENERGY INC
filed 2009-08-04
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Number of common shares outstanding as of August 4, 2009: 107,728,798

ITEM I — FINANCIAL STATEMENTS
PART 1 — FINANCIAL INFORMATION
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,606,802	$1,053,216
Accounts receivable
Joint interest billings	609,196	5,436,636
Revenue	2,306,036	3,827,950
Inventory	1,251,828	4,177,967
Derivative instruments	968,844	8,855,947
Prepaid expenses	42,803	188,810

Total	14,785,509	23,540,526

PROPERTY, PLANT AND EQUIPMENT, at cost Oil and gas properties (full cost method)
Proved properties	252,386,533	247,976,854
Unproved properties	39,832,456	39,314,406
Wells in progress	—	644,688
Gathering assets	17,693,815	17,440,680
Facilities and equipment	6,190,062	8,549,928
Furniture, fixtures and other	371,673	371,605

Total	316,474,539	314,298,161
Less accumulated depletion, depreciation, amortization and impairment	(229,578,890)	(185,585,582)

Total	86,895,649	128,712,579

OTHER ASSETS
Deposit	139,500	139,500
Note receivable	500,000	—
Deferred financing costs	1,165,973	1,492,903

Total	1,805,473	1,632,403

TOTAL ASSETS	$103,486,631	$153,885,508

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	June 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$660,006	$5,879,150
Revenue payable	1,218,404	3,840,985
Advances from joint interest owners	—	612,222
Accrued interest	861,854	1,187,495
Accrued expenses	793,000	1,126,000

Total	3,533,264	12,645,852

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	34,856,269	31,000,000
Derivative instruments	1,579,781	—
Asset retirement obligation	1,204,100	1,150,179
Deferred rent expense	33,572	46,589

Total	102,673,722	97,196,768

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 107,802,498 shares issued and 107,728,798 outstanding as of June 30, 2009 and 107,825,998 shares issued and 107,752,298 outstanding as of December 31, 2008	10,780	10,783
Additional paid-in capital	220,337,009	219,375,369
Accumulated deficit	(222,937,849)	(175,212,969)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	(2,720,355)	44,042,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$103,486,631	$153,885,508

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

REVENUES
Gas	$2,895,707	$11,404,952
Oil	550,677	1,187,898
Gathering	965,929	1,079,201
Rental income	—	420,875

Total	4,412,313	14,092,926

OPERATING EXPENSES
Lease operating	1,088,049	1,935,374
Gathering operations	775,182	1,040,844
Depletion, depreciation, amortization and accretion	1,094,131	3,170,997
Loss on sale of assets, net	558,189	—
General and administrative	2,009,998	2,486,593

Total	5,525,549	8,633,808

OTHER INCOME (EXPENSE)
Interest expense	(1,501,459)	(1,231,262)
Derivative losses	(1,249,059)	(5,022,053)
Interest income	4,120	5,589

Total	(2,746,398)	(6,247,726)

NET LOSS	$(3,859,634)	$(788,068)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	107,539,679	107,018,242

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

REVENUES
Gas	$6,806,758	$19,302,432
Oil	811,648	1,775,535
Gathering	1,841,130	1,987,557
Rental income	366,399	783,125

Total	9,825,935	23,848,649

OPERATING EXPENSES
Lease operating	1,779,986	3,202,101
Gathering operations	1,482,696	1,697,343
Depletion, depreciation, amortization and accretion	3,677,101	5,620,799
Impairment	41,000,000	—
Contract termination fee	4,701,000	—
Loss on sale of assets, net	679,189	—
General and administrative	3,870,044	4,674,626

Total	57,190,016	15,194,869

OTHER INCOME (EXPENSE)
Interest expense	(2,660,188)	(2,478,811)
Derivative gains (losses)	2,293,567	(11,394,505)
Interest income	5,822	20,811

Total	(360,799)	(13,852,505)

NET LOSS	$(47,724,880)	$(5,198,725)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.44)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	107,548,336	107,011,167

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,724,880)	$(5,198,725)
Adjustment to reconcile net loss to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	44,623,405	5,573,235
Accretion of asset retirement obligation	53,696	47,564
Stock-based compensation	964,091	1,529,078
Change in derivative instruments, net	9,466,884	9,532,345
Amortization of deferred rent expense	(13,017)	(8,185)
Amortization of deferred financing costs	326,930	259,116
Loss on sale of assets, net	679,189	—
Changes in operating assets and liabilities:
Accounts receivable	6,349,354	(2,841,850)
Inventory	3,152,800	(1,018,105)
Prepaid expenses	146,007	133,246
Accounts payable	(1,762,384)	1,278,041
Revenue payable	(2,622,581)	3,496,671
Accrued interest	(325,641)	58,447
Accrued expenses	(333,000)	233,000

Net cash provided by operating activities	12,980,853	13,073,878

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(2,297)	(36,046)
Cash paid for acquisitions, development and exploration	(8,169,017)	(19,435,759)
Proceeds from sale of assets	500,000	—
Advances from (refunded to) joint interest owners	(612,222)	2,808,909

Net cash used in investing activities	(8,283,536)	(16,662,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	14,000,000
Repayment of borrowings	(9,143,731)	(9,000,000)
Exercise of options to purchase common stock	—	1,156,284

Net cash provided by financing activities	3,856,269	6,156,284

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,553,586	2,567,266
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,053,216	1,843,425

END OF PERIOD	$9,606,802	$4,410,691

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
NOTE 1 — ORGANIZATION AND LIQUIDITY
Gasco Energy, Inc. (“Gasco,” the “Company,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently focusing its operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.
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
The Company’s credit agreement provides for periodic borrowing base redeterminations which impact the available borrowing base of the Company. See Note 4 for discussion of the current status of the credit agreement and how it affects the Company’s liquidity and ability to continue as a going concern.
The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant intercompany transactions have been eliminated. The Company has evaluated subsequent events through August 4, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these consolidated financial statements.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $28,982 and $47,617; and $24,167 and $51,278 of internal costs during the three and six months ended June 30, 2009 and 2008, respectively. Additionally, the Company capitalized stock compensation expense related to its drilling consultants as further described in Note 3. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment are computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $39,832,456 as of June 30, 2009 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.
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

As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf by $41,000,000. There was no additional impairment recorded for the three months ended June 30, 2009. Therefore, impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009.
Wells in Progress
Wells in progress at December 31, 2008 represented the costs associated with the drilling of one well in the Riverbend area of Utah. Since the well had not reached total depth as of December 31, 2008, it was classified as well in progress and was withheld from the depletion calculation and the ceiling test. The costs for this well were transferred into proved property during the first quarter of 2009 and became subject to depletion and the ceiling test.
Facilities and Equipment
The Company constructed four evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco and therefore, revenue, net of direct costs, attributable to the outside working interest owners from the evaporation pits of $21,186 and $77,705; and $23,067 and $259,665 was recorded as a credit to proved properties during the three and six months ended June 30, 2009 and 2008, respectively.
The Company’s other oil and gas equipment is depreciated using the straight-line method over the estimated useful life of five to ten years for the equipment, twenty years for the drilling rig and twenty five years for the facilities. The rental of the equipment owned by Gasco is charged to the wells that are operated by Gasco, and therefore the net revenue attributable to the outside working interest owners from the equipment rental of $24,653 and $126,170; and $67,088 and $303,645 was recorded as a credit to proved properties during the three and six months ended June 30, 2009 and 2008, respectively.
Through the beginning of June 2009, the Company owned a drilling rig that it leased to an operator for the drilling of wells that it did not operate. During June 2009 the Company sold the drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 with a maturity date of June 30, 2012. The Company recognized a loss of $905,850 on the sale, which is included in “Loss on sale of assets, net” in the accompanying financial statements.
Forward Sales Contract
For 2008 and 2009 production, the Company entered into a firm sales and transportation agreement to sell 30,000 MMBtu per day of its gross production from the Uinta Basin. During the first quarter of 2008, 18,000 MMBtu per day of such amount was contracted at the CIG first of month price and the remaining 12,000 MMBtu per day was priced at the NW Rockies first of month price. Beginning in the second quarter of 2008, the entire contracted amount was based on the NW Rockies first of month price.

During April 2009 the Company entered into another firm sales and transportation agreement to sell up to 50,000 MMBtu per day of its 2010 and 2011 gross production from the Uinta Basin. The contract contains two pricing mechanisms: (1) up to 25,000 MMBtu per day will be priced at the NW Rockies first of month price and (2) up to 25,000 MMBtu per day will be priced at the first of the month index price as published by Gas Daily for the North West Wyoming Poll Index price.
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
As of June 30, 2009, natural gas derivative instruments consisted of two swap agreements for 2009 through March 2011 gas production. Natural gas derivative instruments as of December 31, 2008 consisted of two swap agreements and one costless collar agreement for 2009 gas production. The fair value of the agreements was a current asset of $968,844 and a non-current liability of $1,579,781 as of June 30, 2009 and a current asset of $8,855,947 as of December 31, 2008. These assets are recorded in the accompanying consolidated balance sheet as Current Derivative Instruments. These instruments allow the Company to predict with greater certainty the effective natural gas prices to be received for its production. The Company’s derivative contracts are described below:
•	For its swap instruments, the Company receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	The Company’s costless collar contained a fixed floor price (put) and ceiling price (call). If the market price exceeded the call strike price or fell below the put strike price, Gasco received the fixed price and paid the market price. If the market price was between the call and the put strike prices, no payments were due from either party.
During May 2009, the Company monetized selected natural gas hedge contracts for net proceeds of $8,528,731. These proceeds were used to repay a portion of the Company’s outstanding borrowings as further described in Note 4. Concurrent with the monetization of the hedges, the Company re-hedged a portion of its production for the period June 2009 through March 2011 as further detailed below. The new derivative contracts were entered into at a weighted average price over the contract periods. The Company elected the weighted average price scenario for a portion of its natural gas volumes in an effort to secure what it believes to be the best prices for the 2009 contract period.
The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized gains (losses) on derivative instruments	$8,906,641	$(1,422,890)	$11,760,451	$(1,862,160)
Change in derivative instruments, net	(10,155,700)	(3,599,163)	(9,466,884)	(9,532,345)

Total realized and unrealized gains (losses) recorded	$(1,249,059)	$(5,022,053)	$2,293,567	$(11,394,505)

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains (losses).
The Company’s swap agreements for 2009 through March 2011 are summarized in the table below:

			Fixed Price	Floating Price (a)
Agreement Type	Remaining Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	7/09 — 12/09	6,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap (b)	1/10 — 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	1/10 — 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	1/11 — 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)  Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.
(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.

Concentrations of Credit Risk
The Company sells the majority of its gas production to a single purchaser. The Company continually monitors the credit worthiness of its purchasers and does not anticipate nonperformance by its current purchasers.
The Company’s derivative instruments are exposed to concentrations of credit risk. The Company manages and controls this risk by placing these contracts with a major financial institution.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance beginning of period	$1,176,939	$1,053,739	$1,150,179	$1,030,283
Liabilities incurred	—	16,234	225	26,479
Liabilities settled	—	—	—	(10,179)
Revisions	—	—	—	—
Accretion expense	27,161	24,174	53,696	47,564

Balance end of period	$1,204,100	$1,094,147	$1,204,100	$1,094,147

Contract Termination Fee
During February 2009, the Company released its remaining leased drilling rig and paid the rig contractor $4,701,000 for early termination of the drilling contract, as calculated at $12,000 per day from the rig release date through March 15, 2010, the expiration date of the contract. Upon the Company’s payment of this fee, the letter of credit in the amount of $6,564,000 for the benefit of the rig contractor was released by the Company’s lenders.

Off Balance Sheet Arrangements
From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2009, the off-balance sheet arrangements and transactions that the Company has entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Computation of Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The 5.50% Convertible Senior Notes due 2011 issued on October 20, 2004 (the “Convertible Notes”) and the outstanding common stock options have been excluded from the computation of diluted net income (loss) per share for all periods presented because their inclusion would have been anti-dilutive. As of June 30, 2009, common stock equivalents of 27,081,613 have been excluded from the computation of diluted net income (loss) per share, including 16,250,000 shares of common stock that would have been issued upon conversion of the Convertible Notes.
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
Reclassifications
Advances from joint interest owners net in 2008 have been reclassified to investing activities in the accompanying consolidated statement of cash flows. Derivative gains (losses) and interest income in 2008 have been reclassified from revenues to other income (expense) and interest expense has been reclassified from operating expenses to other income (expense) to be consistent with the 2009 presentation. The following table summarizes the reclassification of these items within the consolidated statements of operations and cash flows for the six months ended June 30, 2008:

	Six Months
	Ended
	June 30, 2008		Six Months Ended
	(Previously		June 30, 2008
	Reported)	Reclassification	(As Reclassified)

Total revenues	$12,474,955	$11,373,694	$23,848,649
Total operating expenses	17,673,680	2,478,811	15,194,869
Other income (expense)	—	(13,852,505)	(13,852,505)
Net cash provided by operating activities	15,882,787	(2,808,909)	13,073,878
Net cash (used in) provided by investing activities	(19,471,805)	2,808,909	(16,662,896)
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
On April 9, 2009, the FASB issued three FSPs: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than- temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The objectives of these FSPs are to: (1) provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly; (2) amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and (3) require disclosures about fair value of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of these FSP’s for the period ending June 30, 2009. The adoption of these FSP’s did not have a material impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. On April 1, 2009 the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This FSP amends and clarifies SFAS No. 141R to address application issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted SFAS No. 141R on January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 and the adoption of SFAS No. 161 did not have an impact on the Company’s financial position or results of operations. See Note 2, Derivatives for required disclosures.
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
On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in their financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System. Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted. The SEC is working with the FASB to facilitate corresponding accounting standard revisions, which may affect the adoption date. The Company is currently evaluating the effect the new rules will have on its financial reporting and anticipate that the following rule changes could have a significant impact on its results of operations as follows:
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
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No.165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No.165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS No.165 upon its issuance and it had no material impact on our consolidated financial statements. See Note 1 — “Basis of Presentation” for this new disclosure.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“Codification”), as the single source of authoritative generally accepted accounting principles in the United States (“US GAAP”) for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations.

Beginning after the third quarter of 2009, the Company’s financial statements will no longer refer to specific US GAAP statements.
NOTE 3 — STOCK-BASED COMPENSATION
The Company has outstanding common stock options and restricted stock issued under its equity incentive plans. See Note 3 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information. The Company accounts for stock option grants and restricted stock awards in accordance with SFAS No. 123(R), “Share-Based Payment.”
During the three and six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total stock-based compensation	$454,329	$892,873	$961,637	$1,642,289
Consultant compensation (expense) reduction in expense capitalized as proved property	4,445	(85,054)	2,454	(113,211)

Stock-based compensation expense	$458,774	$807,819	$964,091	$1,529,078

The Company accounts for stock compensation arrangements with non-employees in accordance with SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. Stock-based non-employee compensation expense for the three and six months ending June 30, 2009 and 2008 is summarized as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total non-employee stock-based compensation	$(5,237)	$178,192	$(938)	$240,374
Non-employee compensation (expense) reduction in expense capitalized as proved property	4,445	(85,054)	2,454	(113,211)

Stock-based non-employee compensation expense	$(792)	$93,138	$1,516	$127,163

Stock Options
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2009 through June 30, 2009:

	Shares Underlying	Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2009	11,124,788	$2.06
Granted	127,083	$2.51
Exercised	—	—
Forfeited	(152,624)	$1.75
Cancelled	(267,634)	$4.37
Outstanding at June 30, 2009	10,831,613	$2.01
Exercisable at June 30, 2009	8,298,270	$2.08
During the six months ended June 30, 2009, the Company granted options to purchase 127,083 shares of common stock with exercise prices ranging from $0.22 to $5.69 per share. The weighted average grant-date fair value of the options granted during the six months ended June 30, 2009 was $0.13 per share.
The following table summarizes information related to the outstanding and vested options as of June 30, 2009:

	Outstanding Options	Vested options
Number of shares	10,831,613	8,298,270
Weighted Average Remaining Contractual Life	4.67	4.29
Weighted Average Exercise Price	$2.01	$2.08
Aggregate intrinsic value	$2,400	—
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the amount by which the market value of the Company’s stock at June 30, 2009 of $0.28 exceeds the exercise price of certain outstanding options.
The Company settles employee stock option exercises with newly issued common shares.
As of June 30, 2009, there was $2,207,613 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 3.2 years.
Restricted Stock
The following table summarizes the restricted stock activity from January 1, 2009 through June 30, 2009:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2009	233,300	$2.35
Granted	7,500	$0.25
Vested	(9,300)	$3.15
Forfeited	(31,500)	$1.32
Outstanding at June 30, 2009	200,000	$2.38
As of June 30, 2009, there was $310,389 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2.1 years.
NOTE 4 — CREDIT FACILITY
On May 14, 2009 (the “Effective Date”), the Company and certain of its subsidiaries as guarantors, the lenders party thereto (the “Lenders”) and JPMorgan as administrative agent (the “Administrative Agent”), entered into the Third Amendment to Credit Agreement (the “Third Amendment”), amending that certain Credit Agreement, dated as of March 29, 2006 (as amended by the First, Second, Third and Fourth Amendments, the “Credit Agreement”). Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things: (i) increase the interest rate pricing grid; (ii) amend the definition of LIBO Rate to include a floor of 2.00%; (iii) increase the required collateral coverage and the title requirement relating thereto; (iv) require the Company to engage a financial consultant on or prior to May 29, 2009 and (v) permit the Company to monetize its commodity hedges and use the proceeds to pay down outstanding borrowings under the Credit Agreement. The Third Amendment also added a special redetermination of the Company’s borrowing base on or around June 30, 2009, in addition to the regular redeterminations and special redeterminations available at the request of the Company or the Lenders.
Furthermore, the Third Amendment involved a redetermination of the Company’s borrowing base, which was lowered to $35,000,000 from $45,000,000. Because the amount borrowed exceeded the revised borrowing base by approximately $9,000,000, the Company was required to prepay the Credit Agreement by an amount equal to the deficiency. On May 7, 2009, the Company monetized selected oil and natural gas hedge contracts and the net proceeds of $8,528,731 were used to repay a portion of the deficiency and the remainder was repaid with cash on hand as described in Note 2.
As stated, the Third Amendment revised the definition of LIBO Rate to include a floor of 2.00%. The Minimum Collateral Amount required under the Credit Agreement was set at 55% of the Engineered Value of Borrowing Base Properties for the 10-day period commencing on the Effective Date and is required to increase to 90% of the Engineered Value of Borrowing Base Properties thereafter. The related title requirement was also increased to require evidence of title to 80% of the applicable Minimum Collateral Amount percentage of the Engineered Value of Borrowing Base Properties.
Finally, the Third Amendment required the Company to retain a financial consultant acceptable to the Administrative Agent by May 29, 2009, for and until such time as the Administrative Agent consents to termination. Accordingly, effective May 29, 2009, the Company executed an engagement letter with an entity who will act as the Company’s financial consultant and advisor. The Administrative Agent has informed the Company that this entity is an acceptable financial consultant as required under the Third Amendment.
On July 6, 2009, the Company and certain of its subsidiaries as guarantors, and JPMorgan, as administrative agent, entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Credit Agreement was amended, among other things, to reschedule the June 30, 2009 redetermination of the Company’s borrowing base and to require a special redetermination on or about August 31, 2009, in addition to the regular redeterminations and special redeterminations available at the request of the Company or the Lenders. Should there be a borrowing base deficiency after the special redetermination, the Company will have 30 days to eliminate such deficiency.
As of June 30, 2009, there were loans of $34,856,269 outstanding at an average interest rate of 4.42% and letters of credit in the amount of $139,000, which are considered usage for purposes of calculating availability and commitment fees. The Company’s aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2011.
Interest on borrowings under the Credit Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate (ABR). The interest rate pricing grid under the Credit Agreement was increased by an incremental 1.00% for Eurodollar based loans and by 1.25% for ABR priced loans. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 2.50% (for periods in which the Company has utilized less than 50% of the borrowing base, currently $17.5 million) to 3.25% (for periods in which the Company has utilized at least 90% of the borrowing base). The alternate base rate is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBO Rate for a one month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.50% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.25% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Agreement. However, under certain circumstances, the Lenders may require the Company to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans.
The Credit Agreement requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Agreement divided by current liabilities excluding the current portion of the Credit Agreement), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Sustained or lower oil and natural gas prices could reduce the Company’s consolidated EBITDAX and thus could reduce the Company’s ability to maintain existing levels of Senior Debt or incur additional indebtedness. Additionally, at current commodity prices, EBITDAX will be reduced for the four quarters beginning with the first quarter of 2009 by the payment of approximately $4.7 million for early termination of the Company’s drilling contract in February 2009, resulting in a corresponding reduction in the levels of senior debt that the Company may have outstanding going forward without violating its senior debt to EBITDAX ratio. Any failure to be in compliance with any material provision or covenant of the Credit Agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under the Credit Agreement. Additionally, should the Company’s obligation to repay indebtedness under the Credit Agreement be accelerated, the Company would be in default under the indenture governing the 5.50% Convertible Senior Notes due 2011, which would require repayment of the outstanding principal, interest and liquidated damages, if any, on such convertible notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, the Company will seek to obtain a waiver or amendment of the Credit Agreement from the lenders thereunder, and in the event that such waiver or amendment is not granted, the Company may be required to sell a portion of its assets or issue additional securities, which would be dilutive to the Company’s shareholders. Given the condition of current credit and capital markets, any sale of assets or issuance of additional securities may not be on terms acceptable to the Company. As of June 30, 2009, the Company was in compliance with each of the covenants contained in the Credit Agreement.
As previously noted, the Fourth Amendment provides for a special redetermination of the Company’s borrowing base on or about August 31, 2009, in addition to the regular redeterminations and special redeterminations available at the request of the Company or the Lenders. The Company’s expects to be notified of the results from the August 2009 borrowing base redetermination in September 2009 and, based on the expected decline in commodity prices, the Company believes that it will be reduced. If the Company’s borrowing base is reduced as a result of a redetermination to a level below its then current outstanding borrowings, it will be required to repay the amount by which such outstanding borrowings exceed the borrowing base within 30 days of notification by the lenders, and the Company will have less or no access to borrowed capital going forward. If the Company does not have sufficient funds on hand for repayment, it will be required to seek a waiver or amendment from its lenders, refinance its Credit Agreement or sell assets or additional shares of common stock. The Company may not be able to refinance or complete such transactions on terms acceptable to it, or at all. In the event that the Company is unable to repay the amount owed within 30 days, the Company will be in default under the Credit Agreement, and as such the lenders party thereto will have the right to terminate their aggregate commitment under the Credit Agreement and declare the outstanding borrowings of the Company immediately due and payable in whole. An acceleration of the outstanding indebtedness under the Credit Agreement in this manner would additionally constitute an event of default under the indenture governing to the Convertible Notes. Should an event of default occur and continue under the indenture governing to the Convertible Notes, the Convertible Notes may be declared immediately due and payable at their principal amount together with accrued interest and liquidated damages, if any. As such, should the Company anticipate that it will not be able to repay all amounts owed under the Credit Agreement as a result of the anticipated borrowing base redetermination, it will consider, along with previously discussed refinancing and sales, a sale of the Company or its assets as well as a voluntary reorganization in bankruptcy. Additionally, if the Company is unable to repay amounts owed under the Credit Agreement, it may be forced into an involuntary reorganization in bankruptcy. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments, if any, that might result form the effects of the borrowing base redetermination and subsequent transactions.
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
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 by level within the fair value hierarchy:

		Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments	$—	$968,844	$—	$968,844

Liabilities:	$—	$(1,579,781)	$—	$(1,579,781)
During May 2009, the Company monetized selected oil and natural gas hedge contracts consisting of two natural gas swap agreements and one costless collar agreement for net proceeds of $8,528,731. Concurrent with the monetization of these hedges, the Company re-hedged a portion of its production for the period June 2009 through March 2011 as further detailed in Note 2.
As of June 30, 2009, the Company’s derivative financial instruments are comprised of two natural gas swap agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are therefore considered level 2 in the fair value hierarchy. Until May 2009, the Company’s derivative financial instruments also included a costless collar agreement. The fair value of the costless collar agreement was determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in this valuation model was considered level 3 inputs in the fair value hierarchy. The counterparty in all of the Company’s derivative financial instruments is the Administrative Agent under our Credit Agreement (Note 4).
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Derivatives as of June 30,
	2009	2008
Balance as of January 1	$2,644,534	$—
Total gains (losses) (realized or unrealized):
Included in earnings	916,493	(3,872,525)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(3,561,027)	568,380
Transfers in and out of level 3	—	—

Balance as of June 30	$—	$(3,304,145)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30,	$—	$(3,304,145)

NOTE 6 — STATEMENT OF CASH FLOWS
During the six months ended June 30, 2009, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $225.

•	Stock-based compensation expense reduction of $(2,454) capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $3,456,760.

•	Sale of assets for a note receivable of $500,000.
During the six months ended June 30, 2008, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $26,479.

•	Stock-based compensation of $113,211 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $4,865,756.
Cash paid for interest during the six months ended June 30, 2009 and 2008 was $2,624,054 and $2,048,244, respectively. There was no cash paid for income taxes during the six months ended June 30, 2009 and 2008.
NOTE 7 — LEGAL PROCEEDINGS
In early 2007, a consultant to Riverbend Gas Gathering, LLC (“Riverbend”), a wholly owned subsidiary of the Company, who was preparing air emission calculations for possible future capacity expansions, preliminarily determined that Riverbend may have not accurately calculated the amount of air pollutants that could be emitted from certain existing equipment at its Riverbend Compressor Station in Uintah County, Utah. Riverbend thereafter undertook a more detailed assessment, which confirmed that Riverbend had not obtained certain air permits nor complied with certain air pollution regulatory programs that were applicable to its operations at the Riverbend Compressor Station. On June 22, 2007, Riverbend sent a letter to the United States Environmental Protection Agency (“EPA”) Region 8 office in Denver, Colorado, which—because the Riverbend Compressor Station is located in Indian Country—is the agency that has jurisdiction over federal air permitting and air pollution regulatory programs. Riverbend’s June 22 letter voluntarily disclosed the potential violations to EPA and informed the agency of the steps that Riverbend had taken and planned to take to achieve compliance. In November 2007, Riverbend met with EPA Region 8 personnel and discussed the disclosed violations, its plans to bring the Riverbend Compressor Station into compliance, and possible resolution of the disclosed violations. In a letter to the EPA dated January 23, 2008, Riverbend confirmed its willingness to sign a consent decree with the United States that resolves the apparent violations, specifies the appropriate corrective action, provides a schedule for Riverbend to achieve such corrective action, and includes a covenant not to sue that will effectively authorize Riverbend to continue its operations, including certain capacity expansions, while the specified corrective action is being implemented. Riverbend has continued to work with the EPA and the Department of Justice on a settlement of this matter, and it anticipates that such a resolution will be achieved during 2009. Although the Company is unable to estimate a range of possible costs, the Company believes that all necessary pollution control and other equipment likely to be required by such a resolution is already installed at the site or accounted for in the Company’s capital budget, and that any civil penalty that may be assessed in conjunction with a resolution of this matter will not materially affect the Company’s financial position or liquidity. The compliance costs could, however, materially affect the Company’s results of operations for a particular period.
On December 5, 2008, a lawsuit was filed in state court in Cook County, Illinois. The lawsuit alleges that Defendants Richard N. Jeffs, Marc Bruner and Gasco Energy, Inc. through its agency with Mr. Bruner, made misrepresentations, committed fraud, aided and abetted a scheme to defraud, and conspired to defraud in connection with the plaintiffs investment in Brek Energy Corporation (“Brek”). The complaint alleges that plaintiffs’ relied on various misrepresentations and omissions by the individual defendants when making the decision to invest in Brek, which merged into Gasco in December of 2007. Gasco removed the case to the United States District Court for the Northern District of Illinois, Eastern Division, on January 7, 2009 and answered the Complaint, denying all liability, on February 13, 2009. Gasco intends to vigorously defend the claims filed against it. A scheduling conference was held on April 1, 2009. The judge ordered fact discovery in the case to be completed by December 15, 2009 and set the trial for June 7, 2010. Given the early stage of the proceedings, we have not yet formed an opinion as to the likelihood of an unfavorable outcome or any estimate of the amount or range of potential loss.
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

Condensed Consolidating Balance Sheet
As of June 30, 2009
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,184,999	$8,421,803	$9,606,802
Accounts receivable	377,910	2,537,322	2,915,232
Inventory	—	1,251,828	1,251,828
Derivative instruments	968,844	—	968,844
Prepaid expenses	42,803	—	42,803

Total	2,574,556	12,210,953	14,785,509

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	68,567	252,317,966	252,386,533
Unproved properties	1,054,096	38,778,360	39,832,456
Gathering assets	—	17,693,815	17,693,815
Facilities and equipment	—	6,190,062	6,190,062
Furniture, fixtures and other	371,673	—	371,673

Total	1,494,336	314,980,203	316,474,539
Less accumulated depreciation, depletion and amortization	(260,670)	(229,318,220)	(229,578,890)

Total	1,233,666	85,661,983	86,895,649

OTHER ASSETS
Deposit	139,500	—	139,500
Note receivable	—	500,000	500,000
Deferred financing costs	1,165,973	—	1,165,973
Intercompany	248,141,463	(248,141,463)	—

Total	249,446,936	(247,641,463)	1,805,473

TOTAL ASSETS	$253,255,158	$(149,768,527)	$103,486,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$44,100	$615,906	$660,006
Revenue payable	—	1,218,404	1,218,404
Accrued interest	861,854	—	861,854
Accrued expenses	793,000	—	793,000

Total	1,698,954	1,834,310	3,533,264

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	34,856,269	—	34,856,269
Derivative instruments	1,579,781	—	1,579,781
Asset retirement obligation	—	1,204,100	1,204,100
Deferred rent expense	33,572	—	33,572

Total	101,469,622	1,204,100	102,673,722

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,780	—	10,780
Other	150,075,802	(152,806,937)	(2,731,135)

Total	150,086,582	(152,806,937)	(2,720,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$253,255,158	$(149,768,527)	$103,486,631

Condensed Consolidating Balance Sheet
As of December 31, 2008
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501,511	$551,705	$1,053,216
Accounts receivable	451,050	8,813,536	9,264,586
Inventory	—	4,177,967	4,177,967
Derivative instruments	8,855,947	—	8,855,947
Prepaid expenses	188,485	325	188,810

Total	9,996,993	13,543,533	23,540,526

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	71,021	247,905,833	247,976,854
Unproved properties	1,054,096	38,260,310	39,314,406
Wells in progress	—	644,688	644,688
Gathering assets	—	17,440,680	17,440,680
Facilities and equipment	—	8,549,928	8,549,928
Furniture, fixtures and other	371,605	—	371,605

Total	1,496,722	312,801,439	314,298,161
Less accumulated depreciation, depletion and amortization	(229,318)	(185,356,264)	(185,585,582)

Total	1,267,404	127,445,175	128,712,579

OTHER ASSETS
Deposit	139,500	—	139,500
Deferred financing costs	1,492,903	—	1,492,903
Intercompany	244,524,964	(244,524,964)	—

Total	246,157,367	(244,524,964)	1,632,403

TOTAL ASSETS	$257,421,764	$(103,536,256)	$153,885,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$212,172	$5,666,978	$5,879,150
Revenue payable	—	3,840,985	3,840,985
Advances from joint interest owners	—	612,222	612,222
Accrued interest	1,187,495	—	1,187,495
Accrued expenses	1,126,000	—	1,126,000

Total	2,525,667	10,120,185	12,645,852

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	31,000,000	—	31,000,000
Asset retirement obligation	—	1,150,179	1,150,179
Deferred rent expense	46,589	—	46,589

Total	96,046,589	1,150,179	97,196,768

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,783	—	10,783
Other	158,838,725	(114,806,620)	44,032,105

Total	158,849,508	(114,806,620)	44,042,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$257,421,764	$(103,536,256)	$153,885,508

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended June 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$3,446,384	$3,446,384
Gathering	—	550,677	550,677
Rental income	—	965,929	965,929

Total	—	4,412,313	4,412,313

OPERATING EXPENSES
Lease operating	—	1,088,049	1,088,049
Gathering operations	—	775,182	775,182
Depletion, depreciation, amortization and accretion	16,698	1,077,433	1,094,131
Loss on sale of assets, net	—	558,189	558,189
General and administrative	2,009,998	—	2,009,998

Total	2,026,696	3,498,853	5,525,549

OTHER INCOME (EXPENSE)
Interest expense	(1,501,459)	—	(1,501,459)
Derivative loss	(1,249,059)	—	(1,249,059)
Interest income	729	3,391	4,120

Total	(2,749,789)	3,391	(2,746,398)

NET INCOME (LOSS)	$(4,776,485)	$916,851	$(3,859,634)

		Guarantor
For the Three Months Ended June 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$12,592,850	$12,592,850
Gathering	—	1,079,201	1,079,201
Rental income	—	420,875	420,875

Total	—	14,092,926	14,092,926

OPERATING EXPENSES
Lease operating	—	1,935,374	1,935,374
Gathering operations	—	1,040,844	1,040,844
Depletion, depreciation, amortization and accretion	15,665	3,155,332	3,170,997
General and administrative	2,486,593	—	2,486,593

Total	2,502,258	6,131,550	8,633,808

OTHER INCOME (EXPENSE)
Interest expense	(1,231,262)	—	(1,231,262)
Derivative loss	(5,022,053)	—	(5,022,053)
Interest income	5,585	4	5,589

Total	(6,247,730)	4	(6,247,726)

NET INCOME (LOSS)	$(8,749,988)	$7,961,380	$(788,068)

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$7,618,406	$7,618,406
Gathering	—	1,841,130	1,841,130
Rental income	—	366,399	366,399

Total	—	9,825,935	9,825,935

OPERATING EXPENSES
Lease operating	—	1,779,986	1,779,986
Gathering operations	—	1,482,696	1,482,696
Depletion, depreciation, amortization and accretion	33,581	3,643,520	3,677,101
Impairment	—	41,000,000	41,000,000
Contract termination fee	4,701,000	—	4,701,000
Loss on sale of assets, net	—	679,189	679,189
General and administrative	3,870,044	—	3,870,044

Total	8,604,625	48,585,391	57,190,016

OTHER INCOME (EXPENSE)
Interest expense	(2,660,188)	—	(2,660,188)
Derivative gain	2,293,567	—	2,293,567
Interest income	1,316	4,506	5,822

Total	(365,305)	4,506	(360,799)

NET LOSS	$(8,969,930)	$(38,754,950)	$(47,724,880)

		Guarantor
For the Six Months Ended June 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$21,077,967	$21,077,967
Gathering	—	1,987,557	1,987,557
Rental income	—	783,125	783,125

Total	—	23,848,649	23,848,649

OPERATING EXPENSES
Lease operating	—	3,202,101	3,202,101
Gathering operations	—	1,697,343	1,697,343
Depletion, depreciation, amortization and accretion	29,927	5,590,872	5,620,799
General and administrative	4,674,626	—	4,674,626

Total	4,704,553	10,490,316	15,194,869

OTHER INCOME (EXPENSE)
Interest expense	(2,478,811)	—	(2,478,811)
Derivative loss	(11,394,505)	—	(11,394,505)
Interest income	20,803	8	20,811

Total	(13,852,513)	8	(13,852,505)

NET INCOME (LOSS)	$(18,557,066)	$13,358,341	$(5,198,725)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2009	Parent	Subsidiaries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$446,015	$12,534,838	$12,980,853

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(2,297)	—	(2,297)
Cash paid for acquisitions, development and exploration	—	(8,169,017)	(8,169,017)
Proceeds from the sale of assets	—	500,000	500,000
Advances from joint interest owners	—	(612,222)	(612,222)

Net cash used in investing activities	(2,297)	(8,281,239)	(8,283,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	—	13,000,000
Repayment of borrowings	(9,143,731)		(9,143,731)
Intercompany	(3,616,499)	3,616,499	—

Net cash provided by financing activities	239,770	3,616,499	3,856,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	683,488	7,870,098	8,553,586
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	501,511	551,705	1,053,216

END OF PERIOD	$1,184,999	$8,421,803	$9,606,802

		Guarantor
For the Six Months Ended June 30, 2008	Parent	Subsidiaries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,209,109)	$14,282,987	$13,073,878

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(36,046)	—	(10,473)
Cash paid for acquisitions, development and exploration	—	(19,435,759)	(8,336,355)
Advances from joint interest owners	—	2,808,909	1,052,696

Net cash used in investing activities	(36,046)	(16,626,850)	(7,294,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	14,000,000	—	12,000,000
Repayment of borrowings	(9,000,000)	—	(9,000,000)
Exercise of options to purchase common stock	1,156,284	—	36,498
Intercompany	(2,747,338)	2,747,338	—

Net cash provided by financing activities	3,408,946	2,747,338	3,036,498

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,163,791	403,475	568,907
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,843,425	—	1,843,425

END OF PERIOD	$4,007,216	$403,475	$2,412,332

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward-looking statements used in this report.
Overview
Gasco Energy, Inc. (“Gasco,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.
Recent Developments
Impact of Current Credit Markets and Commodity Prices
The credit markets and the financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. During the fourth quarter of 2008 and through the second quarter of 2009, the severe disruptions in the credit markets and reductions in global economic activity had significant adverse impacts on stock markets and oil and gas-related commodity prices, which contributed to a significant decline in our stock price and are expected to negatively impact our future liquidity. The following discussion outlines the potential impacts that the current credit markets and commodity prices could have on our business, financial condition and results of operations.
     Reduced Commodity Prices Could Impact the Borrowing Base under Our Credit Agreement
Our $250 million Credit Agreement (the “Credit Agreement”) limits our borrowings to the borrowing base less our total outstanding letters of credit issued there under. During May 2009, our borrowing base was reduced from $45.0 million to $35.0 million and our outstanding letter of credit sublimit was $10.0 million. As of June 30, 2009, we have loans of $34.9 million outstanding under our Credit Agreement. Under the terms of our Credit Agreement, our borrowing base is subject to semi-annual redetermination by our lenders based on their valuation of our proved reserves and their internal criteria. In addition to such semi-annual determinations, our lenders may request one additional borrowing base redetermination between each semi-annual calculation. During July 2009, the Credit Agreement was further amended to require a special redetermination of our borrowing base on or about August 31, 2009, in addition to the regular and special redeterminations, and to require the payment of any deficiency within 30 days. We expect to be notified of the results from the August 2009 borrowing base redetermination in September and based on the expected decline in commodity prices, we believe that our borrowing base will be further reduced. If our borrowing base is reduced as a result of a redetermination to a level below our then current outstanding borrowings, we will be required to repay the amount by which such outstanding borrowings exceed the borrowing base within 30 days of notification by the lenders and we will have less or no access to borrowed capital going forward. If we do not have sufficient funds on hand for repayment, we will be required to seek a waiver or amendment from our lenders, refinance our Credit Agreement or sell assets or additional shares of common stock. We may not be able to refinance or complete such transactions on terms acceptable to us, or at all. In the event that we are unable to repay the amount owed within 30 days, we will be in default under the Credit Agreement, and as such the lenders party thereto will have the right to terminate their aggregate commitment under the Credit Agreement and declare our outstanding borrowings immediately due and payable in whole. An acceleration of the outstanding indebtedness under the Credit Agreement in this manner would additionally constitute an event of default under the indenture governing to the Convertible Notes. Should an event of default occur and continue under the indenture governing to the Convertible Notes, the Convertible Notes may be declared immediately due and payable at their principal amount together with accrued interest and liquidated damages, if any. As such, should we anticipate that we will not be able to repay all amounts owed under the Credit Agreement as a result of the anticipated borrowing base redetermination; we will consider, along with previously discussed refinancing and sales, a sale of our company or our assets as well as a voluntary reorganization in bankruptcy. Additionally, if we are unable to repay amounts owed under the Credit Agreement, we may be forced into an involuntary reorganization in bankruptcy. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments, if any, that might result from the effects of the borrowing base redetermination and subsequent transactions.
     Reduced Cash Flows from Operations Could Impact Our Ability to Fund Capital Expenditures and Meet Working Capital Needs
Oil and gas prices have declined significantly since historic highs in July 2008 and continue to remain depressed through July of 2009. Further, the decline in commodity prices has outpaced the decline in the prices of goods and services that we use to drill, complete and operate our wells, reducing our cash flow from operations. To mitigate the impact of lower commodity prices on our cash flows, we have entered into commodity derivative instruments for 2009 through the first quarter of 2011 (see Note 2 of the accompanying consolidated financial statements). In the event that commodity prices stay depressed or decline further, our cash flows from operations would be reduced even taking into account our commodity derivative instruments for 2009, 2010 and 2011 and may not be sufficient when coupled with available capacity under our Credit Agreement to meet our working capital needs or fund our initial 2009 capital expenditure budget. This could cause us to alter our business plans, including further reducing our exploration and development plans.
Given the decline in commodity prices and the weak global economic projections for 2009, the Board of Directors approved a revised capital budget of $10,000,000 on January 22, 2009. Based on current expectations, we intend to fund our budget entirely through cash flow from operations.

Consequently, we will monitor spending and cash flow throughout the year and may accelerate or delay investment depending on commodity prices, cash flow expectations and changes in our borrowing capacity. At year end we were operating a single leased drilling rig. This rig was released in late February 2009, which significantly reduced our fixed commitments in 2009 and subsequent periods. At rig release, we were obligated to pay the rig contractor approximately $4.7 million for early termination of the drilling contract (as calculated at $12,000/day from rig release through March 15, 2010, the expiration date of the contract).
Through the beginning of June 2009, we owned a drilling rig that we leased to an operator for the drilling of wells that we did not operate. During June 2009 we sold the drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and a promissory note of $500,000. The promissory note has a maturity date of June 30, 2012 and bears interest at 5.5% per annum which is due monthly at the end of each month beginning with July 2009. We recognized a loss of $905,850 on the sale.
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
     Reduced Cash Flows from Operations Could Result in a Default under Our Credit Agreement and Convertible Senior Notes due 2011
Our Credit Agreement contains covenants including those that require us to maintain (1) a current ratio (defined as current assets plus unused availability under the credit facility divided by current liabilities excluding the current portion of the Credit Agreement), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of senior debt to EBITDAX (as such term is defined in the Credit Agreement) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of June 30, 2009, our current and senior debt to EBITDAX ratios were 3.9:1.0 and 1.5:1.0, respectively, and we were in compliance with each of the covenants as of June 30, 2009 through August 4, 2009. Sustained or lower oil and natural gas prices could reduce our consolidated EBITDAX and thus could reduce our ability to maintain existing levels of senior debt or incur additional indebtedness. Additionally, at current commodity prices, EBITDAX will be reduced for the four quarters beginning with the first quarter of 2009 and further reduced by the payment of approximately $4.7 million for early termination of our drilling contract in February 2009, resulting in a corresponding reduction in the levels of senior debt that we may have outstanding going forward without violating our senior debt to EBITDAX ratio.
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
     Reduced Commodity Prices May Result in Additional Ceiling Test Write-Downs and Other Impairments
As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf (Note 2). Therefore, impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009.
We may be required to further write down the carrying value of our gas and oil properties as a result of low gas and oil prices or if there are substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.
Investments in unproved properties are also assessed periodically to ascertain whether impairment has occurred. Our evaluation of impairment of unproved properties incorporates our expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices. As of June 30, 2009, we did not record an impairment related to unproved properties, as we believe we will be able to successfully develop these properties in the future. We believe that the majority of our unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further, or by making decisions that further exploration and development activity will not occur.
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
Amendments to Credit Agreement
During May 2009, our Credit Agreement was amended to among other things, (i) lower our borrowing base to $35,000,000 from $45,000,000; (ii) increase the interest rate pricing grid; (iii) amend the definition of LIBO Rate to include a floor of 2.00%; (iv) increase the required collateral coverage and the title requirement relating thereto; (v) require us to engage a financial consultant on or prior to May 29, 2009 and (vi) permit us to monetize our commodity hedges as described in Note 2 of the accompanying financial statements and use the proceeds to pay down a portion of the approximate $9,000,000 deficiency created by the reduced borrowing base. A special redetermination of our borrowing base on or around June 30, 2009 was added, in addition to the regular redeterminations and special redeterminations available at our request or the request of the lenders party thereto (“Lenders”).

During July 2009, the Credit Agreement was further amended among other things, to reschedule the June 30, 2009 redetermination and to require a special redetermination of our borrowing base on or about August 31, 2009, in addition to the regular redeterminations and special redeterminations available at our request or the request of the Lenders. Should there be a borrowing base deficiency after the special redetermination, we will have 30 days to eliminate such deficiency. See Note 4 of the accompanying financial statements for further discussion.
Notice from the NYSE Amex LLC
On June 25, 2009, we received a notice from the NYSE Amex LLC (“NYSE Amex”), dated June 25, 2009, informing us that we do not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that we are not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders’ equity of less than $2,000,000 and net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders’ equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. The notice also stated that in order to maintain its listing, we must submit a plan of compliance to the NYSE Amex by July 27, 2009 that addresses how we intend to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide by December 27, 2010.
We have prepared and submitted a plan within the required time frame. However, there can be no assurance that NYSE Amex will accept the plan, or if the plan is accepted, that we will be able to achieve compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide within the required time frame. If the plan is not accepted by NYSE Amex, or if we are not able to achieve compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide by December 27, 2010, we will be subject to delisting procedures as set forth in the NYSE Amex Company Guide.
Drilling Activity
During the six months ended June 30, 2009, we reached total depth on two gross wells (0.84 net), one of which was in progress at December 31, 2008. We spudded one new well during the first six months of 2009 and upon reaching total depth on this well, we released our remaining drilling rig. We did not conduct any initial completion operations. We re-entered three gross operated wells (0.92 net wells) to complete pay zones that were behind pipe. Additionally, we performed limited workover operations on certain Green River Formation oil wells to enhance oil production during the improved oil prices received during the second quarter of 2009. We currently have an inventory of 32 operated wells with up-hole recompletion opportunities and four Upper Mancos wells awaiting initial completion activities. Due to low gas prices in the Rockies, we are selectively recompleting up-hole pay to satisfy our required volumes under our derivative contracts. As of June 30, 2009, we operated 130 gross producing wells.
Through the beginning of June 2009, we owned a drilling rig that we leased to an operator for the drilling of wells that we did not operate. During the first six months of 2009 and 2008 we earned rig rental income of $366,399 and $783,125, respectively. During June 2009 we sold this drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and a promissory note of $500,000. The promissory note has a maturity date of June 30, 2012 and bears interest at 5.5% per annum which is due monthly at the end of each month beginning with July 2009. We recognized a loss of $905,850 on the sale.
Oil and Gas Production Summary
The following table presents our production and price information during the three and six months ended June 30, 2009 and 2008. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Natural gas production (Mcf)	1,111,589	1,232,970	2,304,607	2,270,936
Average sales price per Mcf	$2.60	$9.25	$2.95	$8.50

Oil production (Bbl)	12,416	12,018	22,670	19,824
Average sales price per Bbl	$44.34	$98.84	$35.80	$89.57

Production (Mcfe)	1,186,085	1,305,078	2,440,627	2,389,860
During the three months ended June 30, 2009, our oil and gas production decreased by approximately 9% primarily due to normal production declines. The slight increase in oil and gas production during the six months ended June 30, 2009 is due to the recompletion of three existing wells partially offset by normal production declines on wells drilled during earlier periods.
Liquidity and Capital Resources
Our Credit Agreement provides for periodic and special borrowing base redeterminations which could affect our available borrowing base. Please see “—Recent Developments—Impact of Credit Market and Commodity Prices” above for a discussion of our liquidity and the impact of current market conditions thereon.
Sources and Uses of Funds
The following table summarizes our sources and uses of cash for each of the six months ended June 30, 2009 and 2008.

	For the Six Months Ended
	June 30,
	2009	2008

Net cash provided by operations	$12,980,853	$13,073,878
Net cash used in investing activities	(8,283,536)	(16,662,893)
Net cash provided by financing activities	3,856,269	6,156,284
Net increase in cash	8,553,586	2,567,266
Cash provided by operations decreased by $93,025 from June 30, 2008 to June 30, 2009. The decrease in cash provided by operations was due to the $4,701,000 contract termination fee that we incurred during the first quarter of 2009 to terminate our drilling contract (see Note 2 of the accompanying financial statements) as well as the reduction in oil and gas revenue primarily due to the 65% decrease in gas prices and the 60% decrease in oil prices partially offset by the 2% increase in equivalent oil and gas production during 2009. The decrease in cash provided by operations during 2009 was partially offset by the monetization of certain of our derivative contracts for $8,528,731 (see Note 2 of the accompanying financial statements).
Our investing activities during the six months ended June 30, 2009 and 2008 related primarily to our development and exploration activities and the change in our advances from joint interest owners. Investing activities during 2009 also included the cash sales proceeds of $500,000 associated with the sale of our drilling rig (see Note 2 of the accompanying financial statements).
The financing activity during the first six months of 2009 consisted of $13,000,000 of borrowings under our line of credit and the repayment of borrowings of $9,143,731. The financing activity during 2008 was comprised primarily of borrowings under our line of credit of $14,000,000, the repayment of $9,000,000 and proceeds of $1,156,284 from the exercise of options to purchase common stock.
Monetization of Derivative Contracts
During May 2009 we monetized selected natural gas hedge contracts for net proceeds of $8,528,731. These proceeds were used to repay a portion of our outstanding borrowings under our Credit Agreement as further described in Note 4 of the accompanying financial statements. Concurrent with the monetization of the hedges, we re-hedged a portion of our production for the period June 2009 through March 2011 as further detailed below. The new derivative contracts were entered into at a weighted average price over the contract periods. We elected the weighted average price scenario for a portion of its natural gas volumes in an effort to secure the best prices for the 2009 contract period.
Sale of Asset
During June 2009 we sold our drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 with a maturity date of June 30, 2012. We recognized a loss of $905,850 on the sale which is recorded in “Loss on sale of assets, net” in the accompanying financial statements.

Schedule of Contractual Obligations
At June 30, 2009, we were no longer obligated to make future payments under our drilling rig commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For further information, please refer to “Contract Termination Fee” under Note 2 in the Notes to the accompanying consolidated financial statements.
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
During April 2009 we entered into another firm sales and transportation agreement to sell up to 50,000 MMBtu per day of our 2010 and 2011 gross production from the Uinta Basin. The contract contains two pricing mechanisms: (1) up to 25,000 MMBtu per day will be priced at the NW Rockies first of month price and (2) up to 25,000 MMBtu per day will be priced at the first of the month index price as published by Gas Daily for the North West Wyoming Poll Index price.
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
Capital Budget
On January 22, 2009 our Board of Directors approved a revised initial 2009 capital budget of $10,000,000, which reduced our budget by $20,000,000 from our preliminary budget presented in November 2008. The change in plans is a direct result of the further weakening in commodity prices, high service costs for drilling and completing wells and limited capital markets. The revised program includes the completion of one well, the drilling and completion of approximately two gross (0.84 net) wells and 12 recompletions (4 net) of up-hole zones on our Riverbend Project located in the Uinta Basin of Utah. The wells in the program will be drilled to develop the natural-gas-bearing upper Mancos shale intervals and associated up-hole pay zones in each wellbore. The budget does not include possible acquisitions, but may include installation of pipeline infrastructure, distribution facilities and certain geophysical operations.

Based on current expectations, we intend to fund our budget entirely through cash flow from operations. Consequently, we will monitor spending and cash flows throughout the year and may accelerate or delay investment depending on commodity prices and cash flow expectations. At the 2008 year end we were operating a single drilling rig. This rig was released in late February 2009, which has significantly reduced our fixed commitments in 2009 and in subsequent periods. At rig release, we were obligated to pay the rig contractor approximately $4.7 million for early termination of the drilling contract (as calculated at $12,000/day from rig release through March 15, 2010, the expiration date of the contract).
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
Oil and Gas Properties and Reserves
We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a “full cost pool.” Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. There was no additional impairment recorded for the three months ended June 30, 2009. Therefore, impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009.
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
Impairment of Long-lived Assets
The cost of our unproved properties is withheld from the depletion base as described above, until it is determined whether or not proved reserves can be assigned to the properties. These properties are reviewed periodically for possible impairment. Our management reviews all unproved property each quarter. If a determination is made that acreage will be expiring or that we do not plan to develop some of the acreage that is no longer considered to be prospective, we record an impairment of the acreage and reclassify the costs to the full cost pool. We estimate the value of these acres for the purpose of recording the related impairment. The impairments that we have recorded were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by Gasco. This per acre estimate is then applied to the acres that we do not plan to develop in order to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total impairment recorded by Gasco, calculation of depletion expense and the ceiling test analysis. During 2008, we reclassified approximately $1,250,000 and $750,000 of expiring acreage primarily in Utah and California, respectively into proved property as we do not plan to drill any new wells during 2009. This reclassification represents the value of the leases that will expire during 2009 before we are able to develop them further. Our evaluation of impairment of unproved properties incorporates our expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices. As of June 30, 2009, we did not record an impairment related to unproved properties, as we believe we will be able to successfully develop these properties in the future. We believe that the majority of our unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further, or by making decisions that further exploration and development activity will not occur.
Until early June 2009, we owned a drilling rig that had a carrying value of approximately $5,500,000. In light of the market conditions and the lower commodity prices, many oil and gas companies cut back on their drilling plans for 2009. As a result, the demand for drilling rig services also declined. Based upon an independent appraisal of our drilling rig, we believed that the market value of our drilling rig decreased to approximately $2,000,000 as of December 31, 2008 and for that reason we recorded impairment expense of $3,500,000 during the year ended December 31, 2008. During June 2009 we sold this drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 with a maturity date of June 30, 2012. We recognized a loss of $905,850 on the sale.
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
Derivatives
We have entered into certain derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We account for our derivatives and hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, we are required to record our derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Management has decided not to use cash flow hedge accounting for our derivatives. Therefore, in accordance with the provisions of SFAS No. 133, the changes in fair value are recognized in earnings. We recorded a change in derivative instruments of $9,466,884 and $9,532,345 during the six months ended June 30, 2009 and 2008, respectively.
As of June 30, 2009, we had a net derivative asset of $968,844 and a net liability of $1,579,781. The fair value measurement of these assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors (d) notional quantities (e) current market and contractual prices for the underlying instruments and (f) the counterparty’s and our credit ratings. The unobservable inputs related to the volatility of the oil and gas commodity market are very significant in these calculations. Continued volatility in these markets could have a significant impact on the fair value of our derivative contracts. Please see Note 5, “Fair Value Measurements” in the accompanying consolidated financial statements.
Results of Operations
The Second Quarter of 2009 Compared to the Second Quarter of 2008
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	June 30,
	2009	2008

Natural gas production (Mcf)	1,111,589	1,232,970
Average sales price per Mcf	$2.60	$9.25
Natural gas revenue	$2,895,707	$11,404,952

Oil production (Bbl)	12,416	12,081
Average sales price per Bbl	$44.35	$98.84
Oil revenue	$550,677	$1,187,898
The decrease in oil and gas revenue of $4,313,095 during the second quarter of 2009 compared with the second quarter of 2008 is comprised of a decrease in the average oil and gas prices of $54.49 per Bbl and $6.65 per Mcf and a 9% decrease in equivalent oil and gas production. The production decrease is primarily due to normal production declines on existing wells. The $9,146,466 decrease in oil and gas revenue during the second quarter of 2009 represents a decrease of $8,848,734 related to the decrease in oil and gas prices and a decrease of $297,732 related to the equivalent production decrease.

Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area pipeline that we constructed during 2004 and 2005. The gathering income decreased by $113,272 during the second quarter of 2009 as compared with the second quarter of 2008 due to the decreased oil and gas prices as well as decreased production resulting from normal production declines on existing wells in this area. The decrease in gathering expense of $265,662 during the second quarter of 2009 is primarily due to decreased operating expenses due to the implementation of cost cutting measures as well as decreased production in 2009.
Rental Income
Rental income during 2008 is comprised of the lease payments received from a third party’s use of our drilling rig. Rental income is eliminated against the full cost pool when the rig is used to drill our operated wells and rental income is recognized when the rig is used to drill third party wells. The rig was used for drilling third party wells during the three months ended June 30, 2008 and the income associated with the rental of the rig was $420,875. We did not recognize rental income during the second quarter of 2009 as the rig was released from its last drilling project during April 2009 and was sold during June 2009 as further described below.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	June 30,
	2009	2008

Direct operating expenses and overhead	$934,155	$1,456,461
Workover expense	2,896	7,640

Total operating expenses	$937,051	$1,464,101

Operating expenses per Mcfe	$0.79	$1.12

Production and property taxes	$150,998	$471,273

Production and property taxes per Mcfe	$0.13	$0.36

Total lease operating expense per Mcfe	$0.92	$1.48

Lease operating expense decreased $847,325 during the second quarter of 2009 compared with the second quarter of 2008. The decrease is comprised of a $527,050 decrease in operating expenses combined with a $320,275 decrease in production taxes primarily due to the decrease in natural gas and oil prices during the second quarter of 2009. The decrease in operating expenses is due to a reduction in chemical treatment projects during 2009, a decrease in the costs that were incurred during 2008 to repair and bring older wells on to production and the implementation of cost savings measures such as the elimination of over-time worked by our employees and the elimination of contractor services.
Depletion, Depreciation, Amortization and Accretion
Depletion, depreciation and amortization expense during the second quarters of 2009 and 2008 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $2,076,866 during the second quarter of 2009 compared to the second quarter of 2008 is primarily due to the decrease in the full cost pool resulting from the property impairment of $41,000,000 that was recorded during the first quarter of 2009.
Loss on Sale of Assets, net
Loss on sale of assets, net includes a loss of $905,850 on the sale of our drilling rig during June 2009 for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and a promissory note of $500,000. The promissory note has a maturity date of June 30, 2012 and bears interest at 5.5% per annum which is due monthly at the end of each month beginning with July 2009. This loss was partially offset by a gain of $347,661 representing the increase in the value of our inventory from when it was originally purchased to when it was transferred to the wells.
General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	June 30,
	2009	2008

Total general and administrative costs	$2,268,729	$2,039,221
General and administrative costs allocated to drilling, completion and operating activities	(717,505)	(360,447)

General and administrative expense	$1,551,224	$1,678,774

General and administrative expenses per Mcfe	$1.30	$1.29

Total stock-based compensation costs	$454,329	$892,873
Stock-based compensation (costs) reduction in costs capitalized	4,445	(85,054)

Stock-based compensation	$458,774	$807,819

Stock-based compensation per Mcfe	$0.39	$0.62

Total general and administrative expense including stock-based compensation	$2,009,998	$2,486,593

Total general and administrative expense per Mcfe	$1.69	$1.91

General and administrative expense decreased by $476,595 during the second quarter of 2009 as compared with the second quarter of 2008. The decrease is primarily caused by a $349,045 decrease in stock- based compensation expense due to certain stock options and restricted stock becoming fully vested and to the cancellation or forfeiture of options and restricted stock during the first six months of 2009. The remaining decrease of $127,550 is primarily due to cost cutting measures that we implemented during the first quarter of 2009.
Interest Expense
Interest expense increased $270,197 during the second quarter of 2009 as compared with the second quarter of 2008 primarily due to a higher average outstanding debt balance during the second quarter of 2009 as compared with the second quarter of 2008.
Derivative Losses
Derivative losses of $1,249,059 and $5,022,053 during the second quarter of 2009 and 2008, respectively were comprised of realized and unrealized gains and losses on our derivative instruments. The unrealized derivative gains (losses) represent the mark-to-market changes in our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlement due from or to our counterparty based on each month’s settlement during the quarter. The change in these gains and losses during the second quarter of 2008 as compared with the second quarter of 2009 is due to the increase in gas prices during the second quarters of 2009 and 2008. The change in the carrying value of our derivative instruments is primarily due to the monetization of certain of our derivative contracts for proceeds of $8,528,731 during the second quarter of 2009 (see Note 2 of the accompanying financial statements).
The First Six Months of 2009 Compared to the First Six Months of 2008
The comparisons for the six months ended June 30, 2009 and the six months ended June 30, 2008 are consistent with those discussed in the second quarter of 2009 compared to the second quarter of 2008 except as discussed below:
Impairment
As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009.
Contract Termination Fee
During February 2009, we released our remaining drilling rig and paid the rig contractor $4,701,000 for early termination of the drilling contract, as calculated at $12,000 per day from the rig release date through March 15, 2010, the expiration date of the contract.

Derivative Gains (Losses)
Derivative gains during the first six months of 2009 were $2,293,567 and derivative losses during the first six months of 2008 were $11,394,505. The change in these gains and losses during the first six months of 2008 as compared with the first six months of 2009 is due to the decrease in gas prices in 2009 and the increase in gas prices in 2008. The change in the carrying value of our derivative instruments is primarily due to the monetization of certain of our derivative contracts for proceeds of $8,528,731 during the second quarter of 2009 (see Note 2 of the accompanying financial statements).
Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2009, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
On January 1, 2008, we adopted the provision of SFAS No. 157 related to financial assets and liabilities measured at fair value on a recurring basis. We also adopted FSP FAS 157-1 and FSP FAS 157-3 in 2008. The adoption of these FSPs did not have a material impact on our financial position or results of operations.
On January 1, 2009, we adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy (Note 5). The adoption of SFAS No. 157 related to these items did not have a material impact on our financial position or results of operations.

On April 9, 2009, the FASB issued three FSPs: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than- temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The objectives of these FSPs are to: (1) provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly; (2) amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and (3) require disclosures about fair value of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending June 30, 2009. The adoption of these FSP’s did not have a material impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. On April 1, 2009 the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This FSP amends and clarifies SFAS No. 141R to address application issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted SFAS No. 141R on January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.
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
On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in the financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System. Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for our Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted. The SEC is working with the FASB to facilitate corresponding accounting standard revisions, which may affect the adoption date. We are currently evaluating the effect the new rules will have on our financial reporting and anticipate that the following rule changes could have a significant impact on our results of operations as follows:
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
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No.165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No.165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS No.165 upon its issuance and it had no material impact on our consolidated financial statements. See Note 1 — “Basis of Presentation” for this new disclosure.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on our financial condition or results of operations. Beginning after the third quarter of 2009, our financial statements will no longer refer to specific US GAAP statements.

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
      MMBt.. Million British Thermal Units.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2009, our natural gas derivative instruments consisted of two swap agreements for 2009 through March 2011 gas production. Natural gas derivative instruments as of December 31, 2008 consisted of two swap agreements and one costless collar agreement for 2009 production. The fair value of the agreements was a current asset of $968,844 and a non-current liability of $1,579,781 as of June 30, 2009 and a current asset of $8,855,947 as of December 31, 2008. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:
•	For our swap instruments, Gasco receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•	Our costless collar contained a fixed floor price (put) and ceiling price (call). If the market price exceeded the call strike price or fell below the put strike price, Gasco received the fixed price and paid the market price. If the market price was between the call and the put strike price, no payments were due from either party.

During May 2009 we monetized selected oil and natural gas hedge contracts for net proceeds of $8,528,731. These proceeds were used to repay a portion of our outstanding borrowings as further described in Note 4 of the accompanying financial statements. Concurrent with the monetization of the hedges, we re-hedged a portion of our production for the period June 2009 through March 2011 as further detailed below. The new derivative contracts were entered into at a weighted average price over the contract periods. We elected the weighted average price scenario for a portion of our natural gas volumes in an effort to secure the best prices for the 2009 contract period.
Our swap agreements for 2009 through March 2011 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (a)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	7/09 — 12/09	6,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap (b)	1/10 — 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	1/10 — 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	1/11 — 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.
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

ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our CEO and CFO have concluded, as of June 30, 2009, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
Changes in Internal Controls over Financial Reporting during the Second Quarter of 2009
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
See discussion of legal proceedings as reported in Note 7 of the accompanying financial statements included herein.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended June 30, 2009, does not materially differ from that set out in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, other than the following additional risk factors:
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.
The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 4 of the accompanying financial statements included herein.
Item 3 — Defaults Upon Senior Securities
      None.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting (“Annual Meeting”) of Stockholders on May 28, 2009. The meeting was held to elect seven directors to serve until the 2010 Annual Meeting of Stockholders and to ratify the selection of KPMG LLP as independent auditors of the Company for the year ending December 31, 2009. Carl Stadelhofer made a voluntary decision not to stand for re-election as a director at the Annual Meeting and indicated that his decision was partially made in an effort to reduce our monthly Board expenses. Accordingly, by resolution and in accordance with the Company’s Articles of Incorporation and Bylaws, effective immediately prior to the Annual Meeting, the Board of Directors reduced the number of directors constituting the Board from eight (8) to seven (7).
The “For” column represents the number of affirmative votes, and the “withheld” column represents the number of abstentions and broker non-votes, by holders of common and preferred stock represented by either proxy or in person at the Annual Meeting. The results of the voting related to the elections of the nominees for director were as follows:

Name	For	Withheld
Marc A. Bruner	91,455,968	2,441,892
Richard J. Burgess	88,475,086	5,422,774
Charles B. Crowell	87,556,232	6,341,628
Mark A. Erickson	91,856,201	2,041,659
Richard S. Langdon	91,624,447	2,273,413
Carmen J. (Tony) Lotito	91,544,356	2,353,504
John Schmit	90,989,014	2,908,846
Stockholders voted 92,586,282 shares “for” and 1,083,213 shares “against” the proposal to ratify the selection of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2009, with 228,365 votes abstaining.
Item 5 — Other Information
      None.
Item 6 — Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.1	Third Amendment to the Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 15, 2009, File No. 001-32369).

Exhibit Number	Exhibit

4.2	Fourth Amendment to the Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated July 7, 2009, File No. 001-32369).

*31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: August 4, 2009	By:	/s/ W. King Grant
W. King Grant, Executive Vice President
Chief Financial Officer