Form 10-Q
period 2009-09-30
GASCO ENERGY INC
filed 2009-11-03
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of common shares outstanding as of November 3, 2009: 107,728,798

ITEM I — FINANCIAL STATEMENTS
PART 1 — FINANCIAL INFORMATION
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,341,405	$1,053,216
Accounts receivable
Joint interest billings	375,932	5,436,636
Revenue	2,159,440	3,827,950
Inventory	1,074,587	4,177,967
Derivative instruments	—	8,855,947
Prepaid expenses	8,748	188,810

Total	15,960,112	23,540,526

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	253,443,888	247,976,854
Unproved properties	39,329,656	39,314,406
Wells in progress	—	644,688
Gathering assets	17,784,520	17,440,680
Facilities and equipment	6,377,952	8,549,928
Furniture, fixtures and other	371,674	371,605

Total	317,307,690	314,298,161
Less accumulated depletion, depreciation, amortization and impairment	(230,612,237)	(185,585,582)

Total	86,695,453	128,712,579

OTHER ASSETS
Deposit	139,500	139,500
Note receivable	500,000	—
Deferred financing costs	1,025,127	1,492,903

Total	1,664,627	1,632,403

TOTAL ASSETS	$104,320,192	$153,885,508

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$548,861	$5,879,150
Revenue payable	2,279,605	3,840,985
Advances from joint interest owners	—	612,222
Derivative instruments	1,543,019	—
Accrued interest	1,747,144	1,187,495
Accrued expenses	848,000	1,126,000

Total	6,966,629	12,645,852

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	34,544,969	31,000,000
Derivative instruments	1,671,059	—
Asset retirement obligation	1,231,899	1,150,179
Deferred rent expense	27,063	46,589

Total	102,474,990	97,196,768

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 107,802,498 shares issued and 107,728,798 outstanding as of September 30, 2009 and 107,825,998 shares issued and 107,752,298 outstanding as of December 31, 2008	10,780	10,783
Additional paid-in capital	220,842,666	219,375,369
Accumulated deficit	(225,844,578)	(175,212,969)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	(5,121,427)	44,042,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$104,320,192	$153,885,508

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
REVENUES
Gas	$2,952,924	$8,457,980
Oil	602,737	1,210,047
Gathering	882,195	1,248,483
Rental income	—	312,344

Total	4,437,856	11,228,854

OPERATING EXPENSES
Lease operating	887,594	1,224,416
Gathering operations	479,668	1,004,061
Depletion, depreciation, amortization and accretion	982,182	1,702,682
Loss on sale of assets, net	155,536	—
General and administrative	1,861,101	2,113,675

Total	4,366,081	6,044,834

OTHER INCOME (EXPENSE)
Interest expense	(1,420,025)	(1,248,702)
Derivative gains (losses)	(1,571,682)	17,099,899
Interest income	13,203	4,681

Total	(2,978,504)	15,855,878

NET INCOME (LOSS)	$(2,906,729)	$21,039,898

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.03)	$0.20

DILUTED	$(0.03)	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC	107,546,398	107,499,883

DILUTED	107,546,398	125,992,710

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
REVENUES
Gas	$9,759,682	$27,760,412
Oil	1,414,385	2,985,582
Gathering	2,723,325	3,236,040
Rental income	366,399	1,095,469

Total	14,263,791	35,077,503

OPERATING EXPENSES
Lease operating	2,667,580	4,426,517
Gathering operations	1,962,364	2,701,404
Depletion, depreciation, amortization and accretion	4,659,283	7,323,481
Impairment	41,000,000	—
Contract termination fee	4,701,000	—
Loss on sale of assets, net	834,725	—
General and administrative	5,731,145	6,788,301

Total	61,556,097	21,239,703

OTHER INCOME (EXPENSE)
Interest expense	(4,080,213)	(3,727,513)
Derivative gains	721,885	5,705,394
Interest income	19,025	25,492

Total	(3,339,303)	2,003,373

NET INCOME (LOSS)	$(50,631,609)	$15,841,173

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.47)	$0.15

DILUTED	$(0.47)	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC	107,559,351	107,195,454

DILUTED	107,559,351	109,561,398

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(50,631,609)	$15,841,173
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	45,577,788	7,251,087
Accretion of asset retirement obligation	81,495	72,394
Stock-based compensation	1,462,110	2,236,022
Change in fair value of derivative instruments, net	12,070,025	(7,153,561)
Amortization of deferred rent expense	(19,526)	(7,496)
Amortization of deferred financing costs	467,776	388,675
Loss on sale of assets, net	834,725	—
Changes in operating assets and liabilities:
Accounts receivable	6,729,214	(6,962)
Inventory	3,174,505	(1,686,240)
Prepaid expenses	180,062	242,370
Accounts payable	(2,122,789)	(3,415,980)
Revenue payable	(1,561,380)	4,314,571
Accrued interest	559,649	949,351
Accrued expenses	(278,000)	407,000

Net cash provided by operating activities	16,524,045	19,432,404

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(2,297)	(73,814)
Cash paid for acquisitions, development and exploration	(8,666,306)	(29,465,037)
Proceeds from sale of assets	500,000	7,500,000
Decrease in advances from joint interest owners	(612,222)	(1,348,908)

Net cash used in investing activities	(8,780,825)	(23,387,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	19,000,000
Repayment of borrowings	(9,455,031)	(16,000,000)
Exercise of options to purchase common stock	—	1,161,284

Net cash provided by financing activities	3,544,969	4,161,284

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,288,189	205,929
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,053,216	1,843,425

END OF PERIOD	$12,341,405	$2,049,354

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008 (“2008 10-K”). The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 “Significant Accounting Policies,” included in the Company’s 2008 10-K.
The Company’s credit agreement provides for periodic borrowing base redeterminations which impact the available borrowing base of the Company. See Note 4 “Credit Facility” herein for discussion of the current status of the credit agreement and how it affects the Company’s liquidity and ability to continue as a going concern.
The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant intercompany transactions have been eliminated. The Company has evaluated subsequent events through November 3, 2009, the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and has disclosed such items in Note 4 “Credit Facility” herein.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include Gasco and its wholly-owned subsidiaries.

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized internal costs of $47,617 during the first nine months of 2009 and none during the third quarter of 2009. The Company capitalized internal costs of $21,209 and $80,865 during the three and nine months ended September 30, 2008, respectively. Additionally, the Company capitalized stock compensation expense related to its drilling consultants as further described in Note 3 “Stock-Based Compensation” herein. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment are computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $39,329,656 as of September 30, 2009 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.
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
As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf, by $41,000,000. There was no additional impairment recorded for the three months ended June 30, 2009 or September 30, 2009. Therefore, impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009.
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
Facilities and Equipment
The Company constructed four evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits are being depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits are charged to wells operated by Gasco and therefore, the net income or (expense) attributable to the outside working interest owners from the evaporation pits of $(22,874) and $193; and $24,636 and $284,301 was recorded as an adjustment to proved properties during the three and nine months ended September 30, 2009 and 2008, respectively.
The Company’s other oil and gas equipment is depreciated using the straight-line method over the estimated useful life of five to ten years for the equipment, twenty years for the drilling rig (sold June 2009 as described below) and twenty five years for the facilities. The rental of the equipment owned by Gasco is charged to the wells that are operated by Gasco, and therefore the net income or (expense) attributable to the outside working interest owners from the equipment rental of $(15,476) and $51,612; and $105,604 and $409,249 was recorded as an adjustment to proved properties during the three and nine months ended September 30, 2009 and 2008, respectively.
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

Forward Sales Contracts
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
During April 2009, the Company entered into another firm sales and transportation agreement to sell up to 50,000 MMBtu per day of its 2010 and 2011 gross production from the Uinta Basin. The contract contains two pricing mechanisms: (1) up to 25,000 MMBtu per day will be priced at the NW Rockies first of month price and (2) up to 25,000 MMBtu per day will be priced at the first of the month index price as published by Gas Daily for the North West Wyoming Poll Index price.
The Company believes that it is not required to treat the contracts as derivatives and the contracts will not be marked to market because the Company anticipates that (1) it will produce the volumes required to be delivered under the terms of the contracts, (2) it is probable the delivery will be made to the counterparty and (3) the counterparty will fulfill its contractual obligations under the terms of the contracts.
Derivatives
The Company uses derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all derivative instruments at fair value within the accompanying consolidated balance sheets. Changes in fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Management has decided not to use hedge accounting under the accounting guidance for its derivatives and therefore, the changes in fair value are recognized in earnings.
As of September 30, 2009, natural gas derivative instruments consisted of two swap agreements for 2009 through March 2011 gas production. The following table details the fair value of the derivatives recorded in the consolidated balance sheets, by category:

	Location on Consolidated	Fair Value at
	Balance Sheets	September 30, 2009	December 31, 2008
Natural gas derivative contracts	Current assets	$—	$8,855,947
Natural gas derivative contracts	Current liabilities	1,543,019	—
Natural gas derivative contracts	Noncurrent liabilities	1,671,059	—

These instruments allow the Company to predict with greater certainty the effective natural gas prices to be realized for its production. The Company’s derivative contracts are described below:
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
During May 2009, the Company monetized selected natural gas hedge contracts for net proceeds of $8,528,731. These proceeds were used to repay a portion of the Company’s outstanding borrowings as further described in Note 4 “Credit Facility” herein. Concurrent with the monetization of the hedges, the Company re-hedged a portion of its production for the period June 2009 through March 2011 as further detailed below. The new derivative contracts were entered into at a weighted average price over the contract periods. The Company elected the weighted average price scenario for a portion of its natural gas volumes in an effort to secure what it believes to be the best prices for the 2009 contract period.
The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Realized gains (losses) on derivative instruments	$1,031,459	$413,993	$12,791,910	$(1,448,167)
Change in fair value of derivative instruments, net	(2,603,141)	16,685,906	(12,070,025)	7,153,561

Total realized and unrealized gains (losses) recorded	$(1,571,682)	$17,099,899	$721,885	$5,705,394

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains (losses).
The Company’s swap agreements for 2009 through March 2011 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (a)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	10/09 — 12/09	6,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap (b)	1/10 — 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	1/10 — 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	1/11 — 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.
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
Asset Retirement Obligation
The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance beginning of period	$1,204,100	$1,094,147	$1,150,179	$1,030,283
Liabilities incurred	—	8,984	225	35,463
Liabilities settled	—	—	—	(10,179)
Property dispositions	—	(11,107)		(11,107)
Accretion expense	27,799	24,830	81,495	72,394

Balance end of period	$1,231,899	$1,116,854	$1,231,899	$1,116,854

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

Off Balance Sheet Arrangements
From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2009, the off-balance sheet arrangements and transactions that the Company has entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
The table below sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2008. Basic and diluted net loss per share was the same in each of the three and nine month periods ended September 30, 2009.

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

The 16,250,000 shares of common stock that would have been issued upon conversion of the 5.50% Convertible Senior Notes due 2011 issued on October 20, 2004 (the “Convertible Notes”) have been excluded from the diluted weighted average shares outstanding during the nine months ended September 30, 2008 because the inclusion of such shares would have been anti-dilutive. For the three and nine months ended September 30, 2008, 5,780,926 and 5,438,059 options to purchase common stock, respectively, were excluded from the diluted weighted average shares outstanding because the exercise of these options would have been anti-dilutive.
For the three and nine months ended September 30, 2009, common stock equivalents of 28,567,537 have been excluded from the computation of diluted net income (loss) per share, including the 16,250,000 shares of common stock that would have been issued upon conversion of the Convertible Notes.
Use of Estimates
The preparation of the financial statements for the Company in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments and impairments to unproved property.
Reclassifications
Derivative gains and interest income in 2008 have been reclassified from revenues to other income (expense) and interest expense has been reclassified from operating expenses to other income (expense) to be consistent with the 2009 presentation. The following table summarizes the reclassification of these items within the consolidated statements of operations and cash flows for the nine months ended September 30, 2008:

	Nine Months Ended
	September 30, 2008		Nine Months Ended
	(Previously		September 30, 2008
	Reported)	Reclassification	(As Reclassified)
Total revenues	$40,808,389	$5,730,886	$35,077,503
Total operating expenses	24,967,216	(3,727,513)	21,239,703
Other income	—	2,003,373	2,003,373

Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued “FASB Accounting Standards Codification™ (“Codification”), as the single source of authoritative US GAAP” for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature (if used) in this Quarterly Report on Form 10-Q and subsequent reports, but did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy (See Note 5 “Fair Value Measurements” herein). The adoption of this accounting guidance related to these items did not have a material impact on the Company’s financial position or results of operations.
In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance January 1, 2009, which requires additional disclosures regarding the Company’s derivative instruments in this Quarterly Report on Form10-Q and subsequent reports, but did not have an impact on the Company’s financial position or results of operations. See Note 2 “Derivatives” herein for the required disclosures.
In April 2009, the FASB issued additional guidance regarding fair value measurements and impairments of securities which makes fair value measurements more consistent with fair value principles, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and provides greater clarity and consistency in accounting for and presenting impairment losses on securities. The additional guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions for the period ending March 31, 2009. The adoption did not have a material impact on its financial position or results of operations.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, which requires additional disclosures regarding the fair value of financial instruments in this Quarterly Report on Form10-Q and subsequent reports, but had no material impact on the Company’s consolidated financial statements. See Note 5 “Fair Value Measurements” herein for the required disclosures.
In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements. The Company evaluates subsequent events up to immediately prior to the issuance of its financial statements, and for purposes of the accompanying consolidated financial statements, the Company has evaluated subsequent events through November 3, 2009, the filing date of this 10-Q, and has disclosed such items in Note 4 “Credit Facility” herein.
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. The Company adopted this guidance on October 1, 2009, and it had no material impact on its consolidated financial statements.
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
In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (Topic 932) with the requirements in the SEC’s final rule discussed above. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. The Company is evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective. The Company anticipates that the following rule changes could have a significant impact on its results of operations as follows:
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
NOTE 3 — STOCK-BASED COMPENSATION
The Company has outstanding common stock options and restricted stock issued under its equity incentive plans (see Note 3 “Stock-Based Compensation” to the consolidated financial statements in the Company’s 2008 10-K for additional information). The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period.
During the three and nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total stock-based compensation	$505,657	$652,828	$1,467,294	$2,295,117
Consultant compensation (expense) reduction in expense capitalized as proved property	(7,638)	54,116	(5,184)	(59,095)

Stock-based compensation expense	$498,019	$706,944	$1,462,110	$2,236,022

The Company records stock compensation related to the unvested stock options issued to non-employees by recalculating the amount of compensation expense at the end of each reporting period based upon the fair value on that date. Stock-based non-employee compensation expense for the three and nine months ending September 30, 2009 and 2008 is summarized as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total non-employee stock-based compensation	$15,286	$(96,345)	$14,348	$144,029
Non-employee compensation (expense) reduction in expense capitalized as proved property	(7,638)	54,116	(5,184)	(59,095)

Stock-based non-employee compensation expense	$7,648	$(42,229)	$9,164	$84,934

Stock Options
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2009 through September 30, 2009:

	Shares Underlying	Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2009	11,124,788	$2.06
Granted	1,752,083	$0.66
Exercised	—	—
Forfeited	(152,624)	$1.75
Cancelled	(406,710)	$3.78
Outstanding at September 30, 2009	12,317,537	$1.81
Exercisable at September 30, 2009	8,780,643	$2.05
During the nine months ended September 30, 2009, the Company granted options to purchase 1,752,083 shares of common stock with exercise prices ranging from $0.22 to $5.69 per share. The weighted average grant-date fair value of the options granted during the nine months ended September 30, 2009 was $0.33 per share.
The following table summarizes information related to the outstanding and vested options as of September 30, 2009:

	Outstanding
	Options	Vested options
Number of shares	12,317,537	8,780,643
Weighted Average Remaining Contractual Life	4.48	4.13
Weighted Average Exercise Price	$1.81	$2.05
Aggregate intrinsic value	$14,100	$2,900
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the amount by which the market value of the Company’s stock at September 30, 2009 of $0.49 exceeds the exercise price of certain outstanding options.
The Company settles employee stock option exercises with newly issued common shares.
As of September 30, 2009, there was $2,268,475 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 3.0 years.
Restricted Stock
The following table summarizes the restricted stock activity from January 1, 2009 through September 30, 2009:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2009	233,300	$2.35
Granted	7,500	$0.25
Vested	(26,900)	$2.17
Forfeited	(31,500)	$1.32
Outstanding at September 30, 2009	182,400	$2.47
As of September 30, 2009, there was $265,886 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 3.0 years.
NOTE 4 — CREDIT FACILITY
On October 30, 2009, the Company and certain of its subsidiaries as guarantors, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”), amending that certain Credit Agreement, dated as of March 29, 2006 (as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, and as further amended by this Seventh Amendment, the “Credit Agreement”). Pursuant to the Seventh Amendment, the Credit Agreement was amended, among other things, to revise the definition of “Redetermination Date” with respect to scheduled redeterminations for the year ended December 31, 2009 to be on or about May 1 and November 30 of such year, thereby delaying the scheduled mid-year redetermination originally scheduled to occur on or about November 1, 2009. With respect to any scheduled redeterminations in subsequent years, however, the Redetermination Date continues to be on or about May 1 and November 1 of each such year.
Pursuant to the Seventh Amendment, should there be a borrowing base deficiency after the scheduled redetermination on or about November 30, 2009, the Company will have 30 days to eliminate such deficiency.
On September 30, 2009, the Company and the other parties to the Credit Agreement entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), pursuant to which the Credit Agreement was amended, among other things, to delay indefinitely the special redetermination of the Company’s borrowing base previously scheduled to occur on or about September 30, 2009.
On August 28, 2009, the Company and the other parties to the Credit Agreement entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), pursuant to which the Credit Agreement was amended, among other things, to increase the interest rate pricing grid by 25 b.p. for Eurodollar based loans and for Alternate Base Rate (“ABR”) priced loans with respect to any periods in which the Company has utilized at least 90% of the borrowing base. Interest on borrowings under the Credit Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 2.50% (for periods in which the Company has utilized less than 50% of the borrowing base) to 3.50% (for periods in which the Company has utilized at least 90% of the borrowing base).

The alternate base rate is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBO Rate for a one month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.50% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.50% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Agreement. However, under certain circumstances, the Lenders may require the Company to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans. The Fifth Amendment also delayed the special redetermination of the Company’s borrowing base previously scheduled to occur on or about August 31, 2009, to on or about September 30, 2009. This September 30, 2009 special redetermination was delayed indefinitely pursuant to the Sixth Amendment, as described above.
On July 6, 2009, the Company and the other parties to the Credit Agreement entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), pursuant to which the Credit Agreement was amended, among other things, to delay the special redetermination of the Company’s borrowing base previously scheduled to occur on or about June 30, 2009, to on or about August 31, 2009. This August 31, 2009 special redetermination was delayed pursuant to the Fifth Amendment, as described above.
On May 14, 2009, the Company and the other parties to the Credit Agreement entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things: (i) increase the interest rate pricing grid; (ii) amend the definition of LIBO Rate to include a floor of 2.00%; (iii) increase the required collateral coverage and the title requirement relating thereto; (iv) require the Company to engage a financial consultant on or prior to May 29, 2009 and (v) permit the Company to monetize its commodity hedges and use the proceeds to pay down outstanding borrowings under the Credit Agreement.
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
Finally, the Third Amendment required the Company to retain a financial consultant acceptable to the Administrative Agent by May 29, 2009, for and until such time as the Administrative Agent consents to termination. Accordingly, effective May 29, 2009, the Company executed an engagement letter with an entity who is currently acting as the Company’s financial consultant and advisor with the approval of the Administrative Agent.
The Credit Agreement is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. Borrowings made under the Credit Agreement are secured by a pledge of the capital stock of the Guarantors and mortgages on substantially all of the Company’s oil and gas properties. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2011.
The Credit Agreement requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Agreement divided by current liabilities excluding the current portion of the Credit Agreement), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Sustained or lower oil and natural gas prices could reduce the Company’s consolidated EBITDAX and thus could reduce the Company’s ability to maintain existing levels of Senior Debt or incur additional indebtedness. Additionally, at current commodity prices, EBITDAX will be reduced for the four quarters beginning with the first quarter of 2009 by the payment of approximately $4.7 million for early termination of the Company’s drilling contract in February 2009, resulting in a corresponding reduction in the levels of senior debt that the Company may have outstanding going forward without violating its senior debt to EBITDAX ratio. Any failure to be in compliance with any material provision or covenant of the Credit Agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under the Credit Agreement. Additionally, should the Company’s obligation to repay indebtedness under the Credit Agreement be accelerated, the Company would be in default under the indenture governing the Convertible Notes, which would require repayment of the outstanding principal, interest and liquidated damages, if any, on such convertible notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, the Company will seek to obtain a waiver or amendment of the Credit Agreement from the Lenders, and in the event that such waiver or amendment is not granted, the Company may be required to sell a portion of its assets or issue additional securities, which would be dilutive to the Company’s shareholders. Any sale of assets or issuance of additional securities may not be on terms acceptable to the Company.
The Credit Agreement provides for semi-annual evaluation of the borrowing base, based on the Lenders’ valuation of the Company’s proved reserves and their internal criteria. In addition to such semi-annual scheduled determinations, the Lenders may request one additional special redetermination between each semi-annual scheduled calculation. The Company’s aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base. If the Company’s borrowing base is reduced as a result of a redetermination to a level below its then current outstanding borrowings, it will be required to repay the amount by which such outstanding borrowings exceed the borrowing base within 30 days of notification by the

Lenders, and the Company will have less or no access to borrowed capital going forward. If the Company does not have sufficient funds on hand for repayment, it will be required to seek a waiver or amendment from its Lenders, refinance its Credit Agreement or sell assets or additional shares of common stock. The Company may not be able to refinance or complete such transactions on terms acceptable to it, or at all. In the event that the Company is unable to repay the amount owed within 30 days, the Company will be in default under the Credit Agreement, and as such the Lenders will have the right to terminate their aggregate commitment under the Credit Agreement and declare the outstanding borrowings of the Company immediately due and payable in whole. An acceleration of the outstanding indebtedness under the Credit Agreement in this manner would additionally constitute an event of default under the indenture governing to the Convertible Notes. Should an event of default occur and continue under the indenture governing to the Convertible Notes, the Convertible Notes may be declared immediately due and payable at their principal amount together with accrued interest and liquidated damages, if any. As such, should the Company anticipate that it will not be able to repay all amounts owed under the Credit Agreement as a result of the anticipated borrowing base redetermination, it will consider, along with previously discussed refinancing and sales, a sale of the Company or its assets as well as a voluntary reorganization in bankruptcy. Additionally, if the Company is unable to repay amounts owed under the Credit Agreement, it may be forced into an involuntary reorganization in bankruptcy. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments, if any, that might result form the effects of the borrowing base redetermination and subsequent transactions.
As of September 30, 2009, there were loans of $34,544,969 outstanding and letters of credit in the amount of $455,029 under the Credit Agreement, which are considered usage for purposes of calculating availability and commitment fees.
As of September 30, 2009, the Company’s current and senior debt to EBITDAX ratios were 2.9:1.0 and 2.0:1.0, respectively, and the Company was in compliance with each of the covenants contained in the Credit Agreement.
NOTE 5 — FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.
The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—

Liabilities:
Derivative instruments	$—	$(3,214,078)	$—	$(3,214,078)
During May 2009, the Company monetized selected oil and natural gas hedge contracts consisting of two natural gas swap agreements and one costless collar agreement for net proceeds of $8,528,731. Concurrent with the monetization of these hedges, the Company re-hedged a portion of its production for the period June 2009 through March 2011 as further detailed in Note 2 “Significant Accounting Policies-Derivatives” herein.
As of September 30, 2009, the Company’s derivative financial instruments are comprised of two natural gas swap agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are therefore considered level 2 in the fair value hierarchy. Until May 2009, the Company’s derivative financial instruments also included a costless collar agreement. The fair value of the costless collar agreement was determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in this valuation model was considered level 3 inputs in the fair value hierarchy. The counterparty in all of the Company’s derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 4 “Credit Facility” herein.
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Derivatives as of September 30,
	2009	2008
Balance as of January 1	$2,644,534	$—
Total gains (losses) (realized or unrealized):
Included in earnings	916,493	1,726,661
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(3,561,027)	382,607
Transfers in and out of level 3	—	—

Balance as of September 30	$—	$2,109,268

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30,	$—	$2,109,268

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, Convertible Notes and long-term debt. With the exception of the note receivable, Convertible Notes and long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The carrying amount of long-term debt approximates the fair value due to its floating rate structure. The carrying amount of the Company’s note receivable approximates fair value based on current interest rates for similar instruments. Estimated fair values for Convertible Notes of $29,575,000 and $39,081,250 as of September 30, 2009 and December 31, 2008, respectively, have been determined using recent market quotes.
NOTE 6 — STATEMENT OF CASH FLOWS
During the nine months ended September 30, 2009, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $225.

•	Stock-based compensation expense of $5,184 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $3,207,500.

•	Sale of assets for a note receivable of $500,000.
During the nine months ended September 30, 2008, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $35,463.

•	Reduction in asset retirement obligation of $10,179 for the plugging and abandonment costs and $11,107 due to property dispositions.

•	Stock-based compensation of $59,095 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $5,574,568.
Cash paid for interest during the nine months ended September 30, 2009 and 2008 was $3,056,357 and $2,391,175, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2009 and 2008.
NOTE 7 — LEGAL PROCEEDINGS
The Company is party to various litigation matters arising out of the normal course of business. The more significant litigation matters are summarized below. The ultimate outcome of these matters cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position, results of operations or cash flow.
In early 2007, a consultant to Riverbend Gas Gathering, LLC (“Riverbend”), a wholly owned subsidiary of the Company, who was preparing air emission calculations for possible future capacity expansions, preliminarily determined that Riverbend may have not accurately calculated the amount of air pollutants that could be emitted from certain existing equipment at its Riverbend Compressor Station in Uintah County, Utah. Riverbend thereafter undertook a more detailed assessment, which confirmed that Riverbend had not obtained certain air permits nor complied with certain air pollution regulatory programs that were applicable to its operations at the Riverbend Compressor Station. On June 22, 2007, Riverbend sent a letter to the United States Environmental Protection Agency (“EPA”) Region 8 office in Denver, Colorado, which—because the Riverbend Compressor Station is located in Indian Country—is the agency that has jurisdiction over federal air permitting and air pollution regulatory programs. Riverbend’s June 22 letter voluntarily disclosed the potential violations to EPA and informed the agency of the steps that Riverbend had taken and planned to take to achieve compliance. In November 2007, Riverbend met with EPA Region 8 personnel and discussed the disclosed violations, its plans to bring the Riverbend Compressor Station into compliance, and possible resolution of the disclosed violations. In a letter to the EPA dated January 23, 2008, Riverbend confirmed its willingness to sign a consent decree with the United States that resolves the apparent violations, specifies the appropriate corrective action, provides a schedule for Riverbend to achieve such corrective action, and includes a covenant not to sue that will effectively authorize Riverbend to continue its operations, including certain capacity expansions, while the specified corrective action is being implemented. Riverbend has continued to work with the EPA and the Department of Justice on a settlement of this matter, and it anticipates that such a resolution will be achieved during 2010. Although the Company is unable to estimate a range of possible costs, the Company believes that all necessary pollution control and other equipment likely to be required by such a resolution is already installed at the site or accounted for in the Company’s capital budget, and that any civil penalty that may be assessed in conjunction with a resolution of this matter will not materially affect the Company’s financial position or liquidity. The compliance costs could, however, materially affect the Company’s results of operations for a particular period.
On December 5, 2008, a lawsuit was filed in state court in Cook County, Illinois. The lawsuit alleges that Defendants Richard N. Jeffs, Marc Bruner and Gasco Energy, Inc. through its agency with Mr. Bruner, made misrepresentations, committed fraud, aided and abetted a scheme to defraud, and conspired to defraud in connection with the plaintiffs investment in Brek Energy Corporation (“Brek”). The complaint alleges that plaintiffs’ relied on various misrepresentations and omissions by the individual defendants when making the decision to invest in Brek, which merged into Gasco in December of 2007. Gasco removed the case to the United States District Court for the Northern District of Illinois, Eastern Division, on January 7, 2009 and answered the Complaint, denying all liability, on February 13, 2009. Gasco intends to vigorously defend the claims filed against it. A scheduling conference was held on April 1, 2009. The judge ordered fact discovery in the case to be completed by December 15, 2009 and set the trial for June 7, 2010. Following the scheduling conference, Richard N. Jeffs was served with the complaint and filed a motion to dismiss all counts against him on the grounds that certain claims are barred by limitations, that plaintiffs lack standing to bring other claims, and that plaintiffs have failed to join an indispensable party (Brek). The motion to dismiss is fully briefed, but the Court has not yet made a decision on the motion. All defendants have been served, and the parties are engaged in the early stages of discovery.
At this time the Company has not formed an opinion that an unfavorable outcome is either “probable” or “remote” consequently, the Company expresses no opinion as to the likelihood of an unfavorable outcome or any range of possible loss.
NOTE 8 — CONSOLIDATING FINANCIAL STATEMENTS
On August 22, 2008, Gasco filed a Form S-3 shelf registration statement with the SEC. Under this registration statement, which was declared effective on September 8, 2008, Gasco may from time to time offer and sell securities including common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of its subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (collectively, the “Guarantor Subsidiaries”). Set forth below are the condensed consolidating financial statements of Gasco, which is referred to as the Parent, and the Guarantor Subsidiaries. In accordance with US GAAP the financial statements of the Parent would include an investment in its subsidiaries. These condensed statements are presented for information purposes only and do not purport the Parent’s balance sheet or statement of operations are prepared under US GAAP.

Condensed Consolidating Balance Sheet
As of September 30, 2009
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$795,199	$11,546,206	$12,341,405
Accounts receivable	393,510	2,141,862	2,535,372
Inventory	—	1,074,587	1,074,587
Prepaid expenses	8,748	—	8,748

Total	1,197,457	14,762,655	15,960,112

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	76,205	253,367,683	253,443,888
Unproved properties	1,054,096	38,275,560	39,329,656
Gathering assets	—	17,784,520	17,784,520
Facilities and equipment	—	6,377,952	6,377,952
Furniture, fixtures and other	371,674	—	371,674

Total	1,501,975	315,805,715	317,307,690
Less accumulated depreciation, depletion and amortization	(277,054)	(230,335,183)	(230,612,237)

Total	1,224,921	85,470,532	86,695,453

OTHER ASSETS
Deposit	139,500	—	139,500
Note receivable	—	500,000	500,000
Deferred financing costs	1,025,127	—	1,025,127
Intercompany	247,289,740	(247,289,740)	—

Total	248,454,367	(246,789,740)	1,664,627

TOTAL ASSETS	$250,876,745	$(146,556,553)	$104,320,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$41,483	$507,378	$548,861
Revenue payable	—	2,279,605	2,279,605
Derivative instruments	1,543,019	—	1,543,019
Accrued interest	1,747,144	—	1,747,144
Accrued expenses	848,000	—	848,000

Total	4,179,646	2,786,983	6,966,629

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	34,544,969	—	34,544,969
Derivative instruments	1,671,059	—	1,671,059
Asset retirement obligation	—	1,231,899	1,231,899
Deferred rent expense	27,063	—	27,063

Total	101,243,091	1,231,899	102,474,990

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,780	—	10,780
Other	145,443,228	(150,575,435)	(5,132,207)

Total	145,454,008	(150,575,435)	(5,121,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$250,876,745	$(146,556,553)	$104,320,192

Condensed Consolidating Balance Sheet
As of December 31, 2008
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501,511	$551,705	$1,053,216
Accounts receivable	451,050	8,813,536	9,264,586
Inventory	—	4,177,967	4,177,967
Derivative instruments	8,855,947	—	8,855,947
Prepaid expenses	188,485	325	188,810

Total	9,996,993	13,543,533	23,540,526

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	71,021	247,905,833	247,976,854
Unproved properties	1,054,096	38,260,310	39,314,406
Wells in progress	—	644,688	644,688
Gathering assets	—	17,440,680	17,440,680
Facilities and equipment	—	8,549,928	8,549,928
Furniture, fixtures and other	371,605	—	371,605

Total	1,496,722	312,801,439	314,298,161
Less accumulated depreciation, depletion and amortization	(229,318)	(185,356,264)	(185,585,582)

Total	1,267,404	127,445,175	128,712,579

OTHER ASSETS
Deposit	139,500	—	139,500
Deferred financing costs	1,492,903	—	1,492,903
Intercompany	244,524,964	(244,524,964)	—

Total	246,157,367	(244,524,964)	1,632,403

TOTAL ASSETS	$257,421,764	$(103,536,256)	$153,885,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$212,172	$5,666,978	$5,879,150
Revenue payable	—	3,840,985	3,840,985
Advances from joint interest owners	—	612,222	612,222
Accrued interest	1,187,495	—	1,187,495
Accrued expenses	1,126,000	—	1,126,000

Total	2,525,667	10,120,185	12,645,852

NONCURRENT LIABILITES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	31,000,000	—	31,000,000
Asset retirement obligation	—	1,150,179	1,150,179
Deferred rent expense	46,589	—	46,589

Total	96,046,589	1,150,179	97,196,768

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,783	—	10,783
Other	158,838,725	(114,806,620)	44,032,105

Total	158,849,508	(114,806,620)	44,042,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$257,421,764	$(103,536,256)	$153,885,508

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended September 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$3,555,661	$3,555,661
Gathering	—	882,195	882,195
Rental income	—	—	—

Total	—	4,437,856	4,437,856

OPERATING EXPENSES
Lease operating	—	887,594	887,594
Gathering operations	—	479,668	479,668
Depletion, depreciation, amortization and accretion	16,383	965,799	982,182
Loss on sale of assets, net	—	155,536	155,536
General and administrative	1,861,101	—	1,861,101

Total	1,877,484	2,488,597	4,366,081

OTHER INCOME (EXPENSE)
Interest expense	(1,420,025)	—	(1,420,025)
Derivative loss	(1,571,682)	—	(1,571,682)
Interest income	203	13,000	13,203

Total	(2,991,504)	13,000	(2,978,504)

NET INCOME (LOSS)	$(4,868,988)	$1,962,259	$(2,906,729)

		Guarantor
For the Three Months Ended September 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$9,668,027	$9,668,027
Gathering	—	1,248,483	1,248,483
Rental income	—	312,344	312,344

Total	—	11,228,854	11,228,854

OPERATING EXPENSES
Lease operating	—	1,224,416	1,224,416
Gathering operations	—	1,004,061	1,004,061
Depletion, depreciation, amortization and accretion	46,621	1,656,061	1,702,682
General and administrative	2,113,675	—	2,113,675

Total	2,160,296	3,884,538	6,044,834

OTHER INCOME (EXPENSE)
Interest expense	(1,248,702)	—	(1,248,702)
Derivative gain	17,099,899	—	17,099,899
Interest income	4,678	3	4,681

Total	15,855,875	3	15,855,878

NET INCOME	$13,695,579	$7,344,319	$21,039,898

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$11,174,067	$11,174,067
Gathering	—	2,723,325	2,723,325
Rental income	—	366,399	366,399

Total	—	14,263,791	14,263,791

OPERATING EXPENSES
Lease operating	—	2,667,580	2,667,580
Gathering operations	—	1,962,364	1,962,364
Depletion, depreciation, amortization and accretion	49,964	4,609,319	4,659,283
Impairment	—	41,000,000	41,000,000
Contract termination fee	4,701,000	—	4,701,000
Loss on sale of assets, net	—	834,725	834,725
General and administrative	5,731,145	—	5,731,145

Total	10,482,109	51,073,988	61,556,097

OTHER INCOME (EXPENSE)
Interest expense	(4,080,213)	—	(4,080,213)
Derivative gain	721,885	—	721,885
Interest income	1,519	17,506	19,025

Total	(3,356,809)	17,506	(3,339,303)

NET LOSS	$(13,838,918)	$(36,792,691)	$(50,631,609)

		Guarantor
For the Nine Months Ended September 30, 2008	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$30,745,994	$30,745,994
Gathering	—	3,236,040	3,236,040
Rental income	—	1,095,469	1,095,469

Total	—	35,077,503	35,077,503

OPERATING EXPENSES
Lease operating	—	4,426,517	4,426,517
Gathering operations	—	2,701,404	2,701,404
Depletion, depreciation, amortization and accretion	46,621	7,276,860	7,323,481
General and administrative	6,788,301	—	6,788,301

Total	6,834,922	14,404,781	21,239,703

OTHER INCOME (EXPENSE)
Interest expense	(3,727,513)	—	(3,727,513)
Derivative gain	5,705,394	—	5,705,394
Interest income	25,481	11	25,492

Total	2,003,362	11	2,003,373

NET INCOME (LOSS)	$(4,831,560)	$20,672,733	$15,841,173

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2009	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(484,208)	$17,008,253	$16,524,045

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(2,297)	—	(2,297)
Cash paid for acquisitions, development and exploration	—	(8,666,306)	(8,666,306)
Proceeds from the sale of assets	—	500,000	500,000
Advances from joint interest owners	—	(612,222)	(612,222)

Net cash used in investing activities	(2,297)	(8,778,528)	(8,780,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	—	13,000,000
Repayment of borrowings	(9,455,031)		(9,455,031)
Intercompany	(2,764,776)	2,764,776	—

Net cash provided by financing activities	780,193	2,764,776	3,544,969

NET INCREASE IN CASH AND CASH EQUIVALENTS	293,688	10,994,501	11,288,189
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	501,511	551,705	1,053,216

END OF PERIOD	$795,199	$11,546,206	$12,341,405

		Guarantor
For the Nine Months Ended September 30, 2008	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(9,533,392)	$28,965,796	$19,432,404

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(73,814)	—	(73,814)
Cash paid for acquisitions, development and exploration	—	(29,465,037)	(29,465,037)
Advances from joint interest owners	—	(1,348,908)	(1,348,908)
Proceeds from property sales	—	7,500,000	7,500,000

Net cash used in investing activities	(73,814)	(23,313,945)	(23,387,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	19,000,000	—	19,000,000
Repayment of borrowings	(16,000,000)	—	(16,000,000)
Exercise of options to purchase common stock	1,161,284	—	1,161,284
Intercompany	5,078,047	(5,078,047)	—

Net cash provided by financing activities	9,239,331	(5,078,047)	4,161,284

NET INCREASE IN CASH AND CASH EQUIVALENTS	(367,875)	573,804	205,929
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,843,425	—	1,843,425

END OF PERIOD	$1,475,550	$573,804	$2,049,354

ITEM 2	- MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward-looking statements used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (“10-Q”).
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
Recent Developments
Impact of Current Credit Markets and Commodity Prices
The credit markets and the financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. During the fourth quarter of 2008 and through the third quarter of 2009, the severe disruptions in the credit markets and reductions in global economic activity had significant adverse impacts on stock markets and oil and gas-related commodity prices, which contributed to a significant decline in our stock price and are expected to negatively impact our future liquidity. The following discussion outlines the potential impacts that the current credit markets and commodity prices could have on our business, financial condition and results of operations.
Reduced Commodity Prices Could Impact the Borrowing Base under Our Credit Agreement
Our $250 million Credit Agreement (as amended, the “Credit Agreement”) limits our borrowings to the borrowing base less our total outstanding letters of credit issued there under. During May 2009, our borrowing base was reduced from $45.0 million to $35.0 million and our outstanding letter of credit sublimit was $10.0 million. As of September 30, 2009, we have loans of approximately $34.5 million outstanding under our Credit Agreement and letters of credit in the amount of approximately $455,000 (see Note 4 “Credit Facility” of the accompanying consolidated financial statements). Under the terms of our Credit Agreement, our borrowing base is subject to semi-annual redetermination by our lenders thereunder (the “Lenders”) based on their valuation of our proved reserves and their internal criteria. In addition to such semi-annual determinations, our Lenders may request one additional borrowing base redetermination between each semi-annual calculation. During September 2009, the Credit Agreement was further amended to delay indefinitely the special redetermination of our borrowing base previously scheduled to occur on or about September 30, 2009 and in October, 2009 the Credit Agreement was amended to reschedule the mid-year redetermination of the borrowing base previously scheduled to occur on or about November 1, 2009 to on or about November 30, 2009. Pursuant to the Credit Agreement, should there be a borrowing base deficiency after this scheduled mid-year redetermination we will have 30 days to eliminate such deficiency.
Based on the decline in commodity prices, we believe that our borrowing base will be further reduced. If our borrowing base is reduced as a result of a redetermination to a level below our then current outstanding borrowings, we will be required to repay the amount by which such outstanding borrowings exceed the borrowing base within 30 days of notification by the Lenders and we will have less or no access to borrowed capital going forward. If we do not have sufficient funds on hand for repayment, we will be required to seek a waiver or amendment from our Lenders, refinance our Credit Agreement or sell assets or additional shares of common stock. We may not be able to refinance or complete such transactions on terms acceptable to us, or at all. In the event that we are unable to repay the amount owed within 30 days, we will be in default under the Credit Agreement, and as such the Lenders party thereto will have the right to terminate their aggregate commitment under the Credit Agreement and declare our outstanding borrowings immediately due and payable in whole. An acceleration of the outstanding indebtedness under the Credit Agreement in this manner would additionally constitute an event of default under the indenture governing to our 5.50% Convertible Senior Notes due 2011 (the “Convertible Notes”). Should an event of default occur and continue under the indenture governing to the Convertible Notes, the Convertible Notes may be declared immediately due and payable at their principal amount together with accrued interest and liquidated damages, if any. As such, should we anticipate that we will not be able to repay all amounts owed under the Credit Agreement as a result of the anticipated borrowing base redetermination; we will consider, along with previously discussed refinancing and sales, a sale of our company or our assets as well as a voluntary reorganization in bankruptcy. Additionally, if we are unable to repay amounts owed under the Credit Agreement, we may be forced into an involuntary reorganization in bankruptcy. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments, if any, that might result from the effects of the borrowing base redetermination and subsequent transactions.
Reduced Cash Flows from Operations Could Impact Our Ability to Fund Capital Expenditures and Meet Working Capital Needs
Oil and gas prices have declined significantly since historic highs in July 2008 and continue to remain depressed through October 2009. Further, the decline in commodity prices has outpaced the decline in the prices of goods and services that we use to drill, complete and operate our wells, reducing our cash flow from operations. To mitigate the impact of lower commodity prices on our cash flows, we have entered into commodity derivative instruments for 2009 through the first quarter of 2011 (see Note 2 “Significant Account Policies-Derivatives” of the accompanying consolidated financial statements). In the event that commodity prices stay depressed or decline further, our cash flows from operations would be reduced even taking into account our commodity derivative instruments for 2009, 2010 and 2011 and may not be sufficient when coupled with available capacity under our Credit Agreement to meet our working capital needs or fund our 2009 capital expenditure budget. This could cause us to alter our business plans, including further reducing our exploration and development plans.
Given the decline in commodity prices and the weak global economic projections for 2009, the Board of Directors approved a revised capital budget of $10,000,000 on January 22, 2009. Based on current expectations, we intend to fund our budget entirely through cash flow from operations. Consequently, we will monitor spending and cash flow throughout the year and may accelerate or delay investment depending on commodity prices, cash flow expectations and changes in our borrowing capacity. In February 2009 we halted completion and recompletion operations due to the prevailing low prices for natural gas. Recent price increases and our positive outlook for future prices are now sufficient to warrant the initiation of completion activities and we expect to begin these operations during the fourth quarter of 2009. Due to the suspension of completion activities during 2009, we no longer anticipate investing our full 2009 budget. We are also currently considering the sale of certain assets to provide additional liquidity. As of result of our minimal drilling activity during 2009, coupled with our 2009 production, it is likely that the quantity of our reserves as of December 31, 2009 may decline compared to our reserve quantities as of December 31, 2008.
As of the end of 2008, we were operating a single leased drilling rig. This rig was released in late February 2009, which significantly reduced our fixed commitments in 2009 and subsequent periods. At rig release, we were obligated to pay the rig contractor approximately $4.7 million for early termination of the drilling contract (as calculated at $12,000/day from rig release through March 15, 2010, the expiration date of the contract). See Note 2 “Significant Account Facilities and Equipment” of the accompanying consolidated financial statements for additional information.
Through the beginning of June 2009, we owned a drilling rig that we leased to an operator for the drilling of wells that we did not operate. During June 2009 we sold the drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 with a maturity date of June 30, 2012. We recognized a loss of $905,850 on the sale. See Note 2 “Significant Account Facilities and Equipment” of the accompanying consolidated financial statements for additional information.
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
Reduced Cash Flows from Operations Could Result in a Default under Our Credit Agreement and Convertible Senior Notes due 2011
Our Credit Agreement contains covenants including those that require us to maintain (1) a current ratio (defined as current assets plus unused availability under the credit facility divided by current liabilities excluding the current portion of the Credit Agreement), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of senior debt to EBITDAX (as such term is defined in the Credit Agreement) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Agreement contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of September 30, 2009, our current and senior debt to EBITDAX ratios were 2.9:1.0 and 2.0:1.0, respectively, and we were in compliance with each of the covenants as of September 30, 2009 through November 3, 2009. Sustained or lower oil and natural gas prices could reduce our consolidated EBITDAX and thus could reduce our ability to maintain existing levels of senior debt or incur additional indebtedness. Additionally, at current commodity prices, EBITDAX will be reduced for the four quarters beginning with the first quarter of 2009 and further reduced by the payment of approximately $4.7 million for early termination of our drilling contract in February 2009, resulting in a corresponding reduction in the levels of senior debt that we may have outstanding going forward without violating our senior debt to EBITDAX ratio.
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
Reduced Commodity Prices May Result in Additional Ceiling Test Write-Downs and Other Impairments
As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf (see Note 2 “Significant Account Policies-Oil & Gas Properties” of the accompanying consolidated financial statements). There were no impairments recorded during the second or third quarters of 2009, therefore, impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009.
We may be required to further write down the carrying value of our gas and oil properties as a result of low gas and oil prices or if there are substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.
Investments in unproved properties are also assessed periodically to ascertain whether impairment has occurred. Our evaluation of impairment of unproved properties incorporates our expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices. As of September 30, 2009, we did not record an impairment related to unproved properties, as we believe we will be able to successfully develop these properties in the future. We believe that the majority of our unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further, or by making decisions that further exploration and development activity will not occur.
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
Amendments to Credit Agreement
During May 2009, our Credit Agreement was amended to among other things, (i) lower our borrowing base to $35,000,000 from $45,000,000; (ii) increase the interest rate pricing grid; (iii) amend the definition of LIBO Rate to include a floor of 2.00%; (iv) increase the required collateral coverage and the title requirement relating thereto; (v) require us to engage a financial consultant on or prior to May 29, 2009 and (vi) permit us to monetize our commodity hedges (as described in Note 2 of the accompanying financial statements) and use the proceeds to pay down a portion of the approximate $9,000,000 deficiency created by the reduced borrowing base. A special redetermination of our borrowing base on or around June 30, 2009 was also added, in addition to the scheduled redeterminations and special redeterminations available at our request or the request of the lenders party thereto (“Lenders”).
During July 2009, the Credit Agreement was amended, among other things, to reschedule the special redetermination of our borrowing base on or about June 30, 2009 to on or about August 31, 2009.
     During August 2009, the Credit Agreement was further amended, among other things, to increase the interest rate pricing grid by 25 b.p. for Eurodollar based loans and for ABR priced loans with respect to any periods in which we have utilized at least 90% of the borrowing base. Interest on borrowings under the Credit Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate. The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 2.50% (for periods in which we have utilized less than 50% of the borrowing base) to 3.50% (for periods in which we have utilized at least 90% of the borrowing base). The alternate base rate is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBO Rate for a one month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.50% (for periods in which we have utilized less than 50% of the borrowing base) to 2.50% (for periods in which we have utilized at least 90% of the borrowing base). We elect the basis of the interest rate at the time of each borrowing under the Credit Agreement. However, under certain circumstances, the Lenders may require us to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans.
This amendment also delayed the special redetermination of our borrowing base previously scheduled to occur on or about August 31, 2009, to on or about September 30, 2009.

During September 2009, the Credit Agreement was further amended, among other things, to delay indefinitely the special redetermination of our borrowing base previously scheduled to occur on or about September 30, 2009, as discussed above.
On October 30, 2009, the Credit Agreement was further amended, among other things, to reschedule the scheduled mid-year redetermination of the borrowing base pursuant to Section 3.02 of the Credit Agreement originally scheduled to occur on or about November 1, 2009 to on or about November 30, 2009. Pursuant to the Credit Agreement, should there be a borrowing base deficiency after this scheduled mid-year redetermination on or about November 30, 2009, we will have 30 days to eliminate such deficiency. See the Part II, Item 5, “Seventh Amendment to Credit Agreement” herein and Note 4 “Credit Facility” of the accompanying financial statements for additional information.
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
We submitted our plan to the NYSE Amex on July 27, 2009, and provided supplemental information on August 25, 2009, advising the NYSE Amex of the actions we have taken, and plan to take, to attempt to bring the Company into compliance with the applicable listing standards by December 27, 2010.
By letter dated September 15, 2009, the NYSE Amex notified us that it had accepted our plan and determined that, in accordance with Section 1009 of the NYSE Amex Company Guide, we had made a reasonable demonstration of our ability to regain compliance with Section 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide by December 27, 2010. The NYSE Amex granted us an extension until December 27, 2010 (the “extension period”) to regain compliance with the continued listing standards of the NYSE Amex Company Guide. Our listing on the NYSE Amex is being continued pursuant to this extension through the extension period subject to certain conditions.
We will be subject to periodic review by the NYSE Amex during the extension period. There can be no assurance that we will be able to achieve compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide within the required time frame. If we are not able to make progress consistent with our plan or to regain compliance with the continued listing standards by the end of the extension period, we will be subject to delisting procedures as set forth in the NYSE Amex Company Guide.

Drilling Activity
During the nine months ended September 30, 2009, we reached total depth on two gross wells (0.84 net), one of which was in progress at December 31, 2008. We spudded one new well during the first nine months of 2009 and upon reaching total depth on this well, we released our remaining drilling rig. We did not conduct any initial completion operations. We re-entered three gross operated wells (0.92 net wells) to complete pay zones that were behind pipe. Additionally, we performed limited workover operations on certain Green River Formation oil wells to enhance oil production during the improved oil prices received during the second and third quarters of 2009. We currently have an inventory of 32 operated wells with up-hole recompletion opportunities and four Upper Mancos wells awaiting initial completion activities. Due to low gas prices in the Rockies, we are selectively recompleting up-hole pay to satisfy our required volumes under our derivative contracts. As of September 30, 2009, we operated 130 gross producing wells.
Through the beginning of June 2009, we owned a drilling rig that we leased to an operator for the drilling of wells that we did not operate. During the first nine months of 2009 and 2008 we earned rig rental income of $366,399 and $1,095,469, respectively. During June 2009 we sold this drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 which has a maturity date of June 30, 2012. We recognized a loss of $905,850 on the sale. See Note 2 “Significant Accounting Policies — Facilities and Equipment” of the accompanying financial statements for additional information.
California Projects
Our leasehold interest in the San Joaquin Basin of California consists of approximately 24,164 gross acres (19,215 net) in the Kern and San Luis Obispo Counties of Southern California as of September 30, 2009. We have secured industry partners with the intent of drilling high ranking prospects in 2009 and 2010, in which we will have a carried interest in these wells. Our strategy for this area is three-fold:
•	Focus on lower-risk, shallow diatomite and heavy oil plays similar to fields which are currently being developed by other operators in the area;

•	Target deeper, higher-risk/higher-reward subthrust, high quality reservoirs characterized by thick pay zones proximate to existing oil fields where shallow, long-lived legacy production has not generated the need for deeper exploratory work by operators in the area; and

•	Bring in partners to recoup upfront investment in identifying and acquiring the prospects and to help mitigate exploration risk capital while retaining exposure to upside potential in the prospects.
Oil and Gas Production Summary
The following table presents our production and price information during the three and nine months ended September 30, 2009 and 2008. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Natural gas production (Mcf)	981,478	1,146,313	3,286,085	3,417,249
Average sales price per Mcf	$3.01	$7.38	$2.97	$8.12

Oil production (Bbl)	10,477	12,290	33,147	32,114
Average sales price per Bbl	$57.53	$98.46	$42.67	$92.97

Production (Mcfe)	1,044,340	1,220,053	3,484,967	3,609,933
During the three and nine months ended September 30, 2009, our oil and gas production decreased by approximately 14% and 3%, respectively, primarily due to normal production declines.
Liquidity and Capital Resources
Our Credit Agreement provides for periodic and special borrowing base redeterminations which could affect our available borrowing base. Please see “—Recent Developments—Impact of Credit Market and Commodity Prices” above for a discussion of our liquidity and the impact of current market conditions thereon.
Sources and Uses of Funds
The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operations	$16,524,045	$19,432,404
Net cash used in investing activities	(8,780,825)	(23,387,759)
Net cash provided by financing activities	3,544,969	4,161,284
Net increase in cash	11,288,189	205,929
Cash provided by operations decreased by $2,908,359 from September 30, 2008 to September 30, 2009. The decrease in cash provided by operations was due to the $4,701,000 contract termination fee that we incurred during the first quarter of 2009 to terminate our drilling contract (see Note 2 “Significant Accounting Policies — Facilities and Equipment” of the accompanying financial statements) as well as the reduction in oil and gas revenue primarily due to the 63% decrease in gas prices and the 54% decrease in oil prices combined with the 3% decrease in equivalent oil and gas production during 2009. The decrease in cash provided by operations during 2009 was partially offset by the monetization of certain of our derivative contracts for $8,528,731 (see Note 2 “Significant Accounting Policies — Derivatives” of the accompanying financial statements).

Our investing activities during the nine months ended September 30, 2009 and 2008 related primarily to our development and exploration activities and the change in our advances from joint interest owners. Investing activities during 2009 also included the cash sales proceeds of $500,000 associated with the sale of our drilling rig (see Note 2 “Significant Accounting Policies — Derivatives” of the accompanying financial statements).
The financing activity during the first nine months of 2009 consisted of $13,000,000 of borrowings under our line of credit and the repayment of borrowings of $9,455,031. The financing activity during 2008 was comprised primarily of borrowings under our line of credit of $19,000,000, the repayment of $16,000,000 and proceeds of $1,161,284 from the exercise of options to purchase common stock.
Monetization of Derivative Contracts
During May 2009 we monetized selected natural gas hedge contracts for net proceeds of $8,528,731. These proceeds were used to repay a portion of our outstanding borrowings under our Credit Agreement as further described in Note 4 “Credit Facility“of the accompanying financial statements. Concurrent with the monetization of the hedges, we re-hedged a portion of our production for the period June 2009 through March 2011. The new derivative contracts were entered into at a weighted average price over the contract periods. We elected the weighted average price scenario for a portion of our natural gas volumes in an effort to secure the best prices for the 2009 contract period. See Note 2 “Significant Accounting Policies — Derivatives” of the accompanying financial statements for additional information.
Sale of Asset
During June 2009 we sold our drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 with a maturity date of June 30, 2012. We recognized a loss of $905,850 on the sale which is recorded in “Loss on sale of assets, net” in the accompanying financial statements (see Note 2 “Significant Accounting Policies — Facilities and Equipment” of the accompanying financial statements).
Schedule of Contractual Obligations
At September 30, 2009, we were no longer obligated to make future payments under our drilling rig commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”). See Note 2 “Significant Accounting Policies — Contract Termination Fee” of the accompanying consolidated financial statements for additional information.
Forward Sales Contracts
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
During April 2009, we entered into another firm sales and transportation agreement to sell up to 50,000 MMBtu per day of our 2010 and 2011 gross production from the Uinta Basin. The contract contains two pricing mechanisms: (1) up to 25,000 MMBtu per day will be priced at the NW Rockies first of month price and (2) up to 25,000 MMBtu per day will be priced at the first of the month index price as published by Gas Daily for the North West Wyoming Poll Index price.
We believe that we are not required to treat the contracts as derivatives and therefore, the contracts will not be marked to market because we anticipate that (1) we will produce the volumes required to be delivered under the terms of the contracts, (2) it is probable the delivery will be made to the counterparty and (3) the counterparty will fulfill its contractual obligations under the terms of the contracts.
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
Based on current expectations, we intend to fund our budget entirely through cash flow from operations. Consequently, we will monitor spending and cash flows throughout the year and may accelerate or delay investment depending on commodity prices and cash flow expectations. In February 2009 we halted completion and recompletion operations due to the prevailing low prices for natural gas. Recent price increases and our positive outlook for future prices are now sufficient to warrant the initiation of completion activities and we expect to begin these operations during the fourth quarter of 2009. Due to the suspension of completion activities during 2009 we no longer anticipate investing our full 2009 budget. At the 2008 year end we were operating a single drilling rig. This rig was released in late February 2009, which has significantly reduced our fixed commitments in 2009 and in subsequent periods. At rig release, we were obligated to pay the rig contractor approximately $4.7 million for early termination of the drilling contract (as calculated at $12,000/day from rig release through March 15, 2010, the expiration date of the contract).
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.
Oil and Gas Properties and Reserves
We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a “full cost pool.” Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. There was no additional impairment recorded for the three months ended June 30, 2009 and September 30, 2009. Therefore, impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009.
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
Impairment of Long-lived Assets
The cost of our unproved properties is withheld from the depletion base as described above, until it is determined whether or not proved reserves can be assigned to the properties. These properties are reviewed periodically for possible impairment. Our management reviews all unproved properties each quarter. If a determination is made that acreage will be expiring or that we do not plan to develop some of the acreage that is no longer considered to be prospective, we record an impairment of the acreage and reclassify the costs to the full cost pool. We estimate the value of these acres for the purpose of recording the related impairment. The impairments that we have recorded were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by Gasco. This per acre estimate is then applied to the acres that we do not plan to develop in order to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total impairment recorded by Gasco, calculation of depletion expense and the ceiling test analysis. During 2008, we reclassified approximately $1,250,000 and $750,000 of expiring acreage primarily in Utah and California, respectively into proved property as we do not plan to drill any new wells during 2009. This reclassification represents the value of the leases that will expire during 2009 before we are able to develop them further. Our evaluation of impairment of unproved properties incorporates our expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices. As of September 30, 2009, we did not record an impairment related to unproved properties, as we believe we will be able to successfully develop these properties in the future. We believe that the majority of our unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further, or by making decisions that further exploration and development activity will not occur.
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
Stock-Based Compensation
We account for stock option grants and restricted stock awards by recognizing compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. We use the Black-Scholes option valuation model to calculate the fair value of option awards. This model requires us to estimate a risk free interest rate and the volatility of our common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Derivatives
We have entered into certain derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We record all derivative instruments at fair value in the accompanying consolidated balance sheets. Changes in the fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We recorded a change in the fair value of derivative instruments of $(12,070,025) and $7,153,561 during the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, the fair value of the agreements was a current liability of $1,543,019 and a non-current liability of $1,671,059. The fair value measurement of these assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities (d) current market and contractual prices for the underlying instruments and (e) the counterparty’s and our credit ratings. The unobservable inputs related to the volatility of the oil and gas commodity market are very significant in these calculations. Continued volatility in these markets could have a significant impact on the fair value of our derivative contracts. See Note 5 “Fair Value Measurements” in the accompanying consolidated financial statements.

Results of Operations
The Third Quarter of 2009 Compared to the Third Quarter of 2008
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	September 30,
	2009	2008
Natural gas production (Mcf)	981,478	1,146,313
Average sales price per Mcf	$3.01	$7.38
Natural gas revenue	$2,952,924	$8,457,980

Oil production (Bbl)	10,477	12,290
Average sales price per Bbl	$57.53	$98.46
Oil revenue	$602,737	$1,210,047
The decrease in oil and gas revenue of $6,112,366 during the third quarter of 2009 compared with the third quarter of 2008 is comprised of a decrease in the average oil and gas prices of $40.93 per Bbl and $4.37 per Mcf and a 14% decrease in equivalent oil and gas production. The production decrease is primarily due to normal production declines on existing wells. The $6,112,366 decrease in oil and gas revenue during the third quarter of 2009 represents a decrease of $5,511,958 related to the decrease in oil and gas prices and a decrease of $600,408 related to the equivalent production decrease.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area pipeline that we constructed during 2004 and 2005. The gathering income decreased by $366,288 during the third quarter of 2009 as compared with the third quarter of 2008 due to the decreased oil and gas prices as well as decreased production resulting from normal production declines on existing wells in this area. The decrease in gathering expense of $524,393 during the third quarter of 2009 is primarily due to decreased operating expenses due to the implementation of cost cutting measures as well as decreased production in 2009.
Rental Income
Rental income during 2008 is comprised of the lease payments received from a third party’s use of our drilling rig. Rental income is eliminated against the full cost pool when the rig is used to drill our operated wells and rental income is recognized when the rig is used to drill third party wells. The rig was used for drilling third party wells during the three months ended September 30, 2008 and the income associated with the rental of the rig was $312,344. We did not recognize rental income during the third quarter of 2009 as the rig was released from its last drilling project during April 2009 and was sold during June 2009 as further described below.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	September 30,
	2009	2008
Direct operating expenses and overhead	$772,448	$778,393
Workover expense	14,422	38,036

Total operating expenses	$786,870	$816,429

Operating expenses per Mcfe	$0.75	$0.67

Production and property taxes	$100,724	$407,987

Production and property taxes per Mcfe	$0.10	$0.33

Total lease operating expense per Mcfe	$0.85	$1.00

Lease operating expense decreased $336,822 during the third quarter of 2009 compared with the third quarter of 2008. The decrease is comprised of a $29,559 decrease in operating expenses combined with a $307,263 decrease in production taxes primarily due to the decrease in natural gas and oil prices during the third quarter of 2009 and to the use of severance tax exemptions related to certain of our gas wells. The decrease in operating expenses is primarily due the implementation of cost savings measures such as the elimination of over-time worked by our employees and the elimination of contractor services.
Depletion, Depreciation, Amortization and Accretion
Depletion, depreciation and amortization expense during the third quarters of 2009 and 2008 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $720,500 during the third quarter of 2009 compared to the third quarter of 2008 is primarily due to the decrease in the full cost pool resulting from the property impairment of $41,000,000 that was recorded during the first quarter of 2009.
Loss on Sale of Assets, net
Loss on sale of assets, net represents the decrease in the market value of our inventory during the third quarter of 2009.

General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	September 30,
	2009	2008
Total general and administrative costs	$1,659,482	$1,726,562
General and administrative costs allocated to drilling, completion and operating activities	(296,400)	(319,831)

General and administrative expense	$1,363,082	$1,406,731

General and administrative expenses per Mcfe	$1.30	$1.15

Total stock-based compensation costs	$505,657	$652,828
Stock-based compensation (costs) reduction in costs capitalized	(7,638)	54,116

Stock-based compensation	$498,019	$706,944

Stock-based compensation per Mcfe	$0.48	$0.58

Total general and administrative expense including stock-based compensation	$1,861,101	$2,113,675

Total general and administrative expense per Mcfe	$1.78	$1.73

General and administrative expense decreased by $252,574 during the third quarter of 2009 as compared with the third quarter of 2008. The decrease is primarily caused by a $208,925 decrease in stock- based compensation expense due to certain stock options and restricted stock becoming fully vested and to the cancellation or forfeiture of options and restricted stock during the first nine months of 2009. The remaining decrease of $43,649 is primarily due to cost cutting measures that we implemented during the first quarter of 2009.
Interest Expense
Interest expense increased $171,323 during the third quarter of 2009 as compared with the third quarter of 2008 primarily due to a higher average outstanding debt balance during the third quarter of 2009 as compared with the third quarter of 2008.
Derivative Gains (Losses)
Derivative losses were $1,571,682 during the third quarter of 2009 and derivative gains were $17,099,899 during the third quarter 2008. These gains and losses were comprised of realized and unrealized gains and losses on our derivative instruments. The unrealized derivative gains (losses) represent the mark-to-market changes in our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter. The change in these gains and losses during the third quarter of 2008 as compared with the third quarter of 2009 is due to the changes in the gas prices during the third quarters of 2009 and 2008. The change in the carrying value of our derivative instruments during the third quarter of 2009 is primarily due to the monetization of certain of our derivative contracts for proceeds of $8,528,731 during the second quarter of 2009 (see Note 2 “Significant Accounting Policies-Derivatives” of the accompanying financial statements).
The First Nine Months of 2009 Compared to the First Nine Months of 2008
The comparisons for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 are consistent with those discussed in the third quarter of 2009 compared to the third quarter of 2008 except as discussed below:
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Nine Months Ended
	September 30,
	2009	2008
Natural gas production (Mcf)	3,286,085	3,417,249
Average sales price per Mcf	$2.97	$8.12
Natural gas revenue	$9,759,682	$27,760,412

Oil production (Bbl)	33,147	32,114
Average sales price per Bbl	$42.67	$92.97
Oil revenue	$1,414,385	$2,985,582
The decrease in oil and gas revenue of $19,571,927 during the first nine months of 2009 compared with the first nine months of 2008 is comprised of a decrease in the average oil and gas prices of $50.30 per Bbl and $5.15 per Mcf and a 3% decrease in equivalent oil and gas production. The production decrease is primarily due to normal production declines on existing wells. The $19,571,927 decrease in oil and gas revenue during the first nine months of 2009 represents a decrease of $19,226,179 related to the decrease in oil and gas prices and a decrease of $345,748 related to the equivalent production decrease.
Impairment
As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009.
Contract Termination Fee
During February 2009, we released our remaining drilling rig and paid the rig contractor $4,701,000 for early termination of the drilling contract, as calculated at $12,000 per day from the rig release date through March 15, 2010, the expiration date of the contract.
Loss on Sale of Assets, net
Loss on sale of assets, net includes a loss of $905,850 on the sale of our drilling rig during June 2009 for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 which has a maturity date of June 30, 2012. This loss was partially offset by a net gain of $71,125. The net gain represents the increase in the value of our inventory from when it was originally purchased to when it was transferred to the wells partially offset by losses resulting from a decrease in the market value of certain types of inventory (see Note 2 “Significant Accounting Policies-Facilities and Equipment” of the accompanying financial statements).
Derivative Gains
Derivative gains were $721,885 and $5,705,394 during the first nine months of 2009 and 2008, respectively. The change in these gains during the first nine months of 2009 as compared with the first nine months of 2008 is due to the change in gas prices in both periods. The change in the carrying value of our derivative instruments is primarily due to the monetization of certain of our derivative contracts for proceeds of $8,528,731 during the second quarter of 2009 (see Note 2 “Significant Accounting Policies-Derivatives” of the accompanying financial statements).
Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2009, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) FASB issued “FASB Accounting Standards Codification™ (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature in this Quarterly Report on Form 10-Q and subsequent reports, but did not have a material impact on our financial position, results of operations or cash flows.
In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy (see Note 5 “Fair Value Measurements” of the accompanying financial statements). The adoption of this accounting guidance did not have a material impact on our financial position or results of operations.
In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance January 1, 2009, which requires additional disclosures regarding the Company’s derivatives instruments in this 10-Q and subsequent reports, but had no material impact on our financial position or results of operations. We have provided such required disclosures in Note 2 “Significant Accounting Policies — Derivatives” of the accompanying financial statements.
In April 2009, the FASB issued additional guidance regarding fair value measurements and impairments of securities which makes fair value measurements more consistent with fair value principles, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and provides greater clarity and consistency in accounting for and presenting impairment losses on securities. The additional guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions for the period ending March 31, 2009 and it had no material impact on our financial position or results of operations.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance upon its issuance, which required additional disclosures in this 10-Q and subsequent reports but had no material impact on our consolidated financial statements. We have provided such required disclosures in Note 5 “Fair Value Measurements” of the accompanying financial statements.
In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance and it had no material impact on our consolidated financial statements. We have provided the required disclosures in Note 4 “Credit Facility” of the accompanying financial statements.
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. We adopted this guidance on October 1, 2009, and it had no material impact on our consolidated financial statements.
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
In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (Topic 932) with the requirements in the SEC’s final rule discussed above. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. We are evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective. We anticipate that the following rule changes could have a significant impact on our results of operations as follows:
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
Cautionary Statement Regarding Forward-Looking Statements
Some of the information in this 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.
Although any forward-looking statements contained in this 10-Q or otherwise expressed by or on behalf of us are, to the knowledge and in the judgment of our officers and directors, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under Part I, Item 1A “Risk Factors” and elsewhere in our 2008 10-K and under Part II Item 1A “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of September 30, 2009, our natural gas derivative instruments consisted of two swap agreements for 2009 through March 2011 gas production. Natural gas derivative instruments as of December 31, 2008 consisted of two swap agreements and one costless collar agreement for 2009 production. The fair value of the agreements was a current liability of $1,543,019 and a non-current liability of $1,671,059 as of September 30, 2009 and a current asset of $8,855,947 as of December 31, 2008. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:
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
During May 2009 we monetized selected oil and natural gas hedge contracts for net proceeds of $8,528,731. These proceeds were used to repay a portion of our outstanding borrowings as further described in Note 4 “Credit Facility” of the accompanying financial statements. Concurrent with the monetization of the hedges, we re-hedged a portion of our production for the period June 2009 through March 2011 as further detailed below. The new derivative contracts were entered into at a weighted average price over the contract periods. We elected the weighted average price scenario for a portion of our natural gas volumes in an effort to secure the best prices for the 2009 contract period.
Our swap agreements for 2009 through March 2011 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (a)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	10/09 — 12/09	6,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap (b)	1/10—12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	1/10—3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	1/11—3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.
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

ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.
Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 31, 2009 at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting during the Third Quarter of 2009
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
See discussion of legal proceedings as reported in Note 7 “Legal Proceedings” of the accompanying financial statements included herein.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended September 30, 2009, does not materially differ from that set out in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 4 “Credit Facility” of the accompanying financial statements included herein.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     Seventh Amendment to Credit Agreement
On October 30, 2009, we and certain of our subsidiaries as guarantors, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent, entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”), amending that certain Credit Agreement, dated as of March 29, 2006 (as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, and as further amended by this Seventh Amendment, the “Credit Agreement”). Pursuant to the Seventh Amendment, the Credit Agreement was amended, among other things, to revise the definition of “Redetermination Date” with respect to scheduled redeterminations for the year ended December 31, 2009 to be on or about May 1 and November 30 of such year thereby delaying the scheduled mid-year redetermination originally scheduled to occur on or about November 1, 2009. Therefore, the scheduled mid-year redetermination of the borrowing base pursuant to Section 3.02 of the Credit Agreement will occur on or about November 30, 2009. With respect to any Scheduled Redeterminations in subsequent years, however, the Redetermination Date continues to be on or about May 1 and November 1 of each such year. Under the terms of the Credit Agreement, in addition to the scheduled redeterminations, the Company is permitted to request a special redetermination of the borrowing base once between each scheduled redetermination and the Lenders are permitted to request a special redetermination of the borrowing base once between each scheduled redetermination.
Pursuant to the Seventh Amendment, should there be a borrowing base deficiency after the scheduled redetermination on or about November 30, 2009, the Company will have 30 days to eliminate such deficiency.
The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of such agreement, a copy of which is filed as Exhibit 4.5 to this 10-Q and is incorporated herein by reference.
Item 6 — Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this 10-Q. Where so noted, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.1	Third Amendment to the Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 15, 2009, File No. 001-32369).

Exhibit Number	Exhibit
4.2	Fourth Amendment to the Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated July 7, 2009, File No. 001-32369).

4.3	Fifth Amendment to the Credit Agreement, dated as of August 28, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated August 31, 2009, File No. 001-32369).

4.4	Sixth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated October 1, 2009, File No. 001-32369).

*4.5	Seventh Amendment to the Credit Agreement, dated as of October 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: November 3, 2009	By:	/s/ W. King Grant
W. King Grant, Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.1	Third Amendment to the Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 15, 2009, File No. 001-32369).

4.2	Fourth Amendment to the Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated July 7, 2009, File No. 001-32369).

4.3	Fifth Amendment to the Credit Agreement, dated as of August 28, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated August 31, 2009, File No. 001-32369).

4.4	Sixth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K dated October 1, 2009, File No. 001-32369).

Exhibit Number	Exhibit
*4.5	Seventh Amendment to the Credit Agreement, dated as of October 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.