Form 10-K/A
period 2009-12-31
GASCO ENERGY INC
filed 2010-04-27
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
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
As of April 27, 2010, 107,710,197 shares of Common Stock, par value $0.0001 per share were outstanding.
Documents incorporated by reference: None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (this “Amendment”) to Gasco Energy, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2010 (the “Original Filing”), is to timely file the information required by Part III of Form 10-K. Accordingly, the Part III information included herein is filed to amend and replace in its entirely the Part III information contained in the Original 10-K Filing.
Additionally, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed or furnished, as indicated, as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original 10-K Filing in any way. Those sections of the Original 10-K Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak as of the date of the Original 10-K Filing. This Amendment has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2009. Furthermore, this Amendment does not reflect events occurring after the filing of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original 10-K Filing.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors

		Age as
		of
Name	Positions with Gasco	3/31/10
Marc A. Bruner	Director of Gasco since 2001; Chairman of the Board	60

Richard J. Burgess	Director of Gasco since 2003	78

Charles B. Crowell	Director of Gasco since 2002; Chief Executive Officer	66

Richard S. Langdon	Director of Gasco since 2003	59

Carmen J. (Tony) Lotito	Director of Gasco since 2001	66

John A. Schmit	Director of Gasco since 2003	42
The following sets forth certain biographical information concerning each of our directors.
Marc A. Bruner. Mr. Bruner has served as the Chairman of the Board of Gasco and as a member of Gasco’s executive committee since February 2001. From November 2004 until April 1, 2005, Mr. Bruner served as Chairman, Chief Executive Officer and President of Mako Energy Corporation (“Mako”). Mako merged with Falcon Oil and Gas Ltd. (“Falcon”) on April 1, 2005 at which time Mr. Bruner became the Chairman, Chief Executive Officer and President of Falcon, a position that he currently holds. Falcon is listed on the Toronto Venture Exchange. From November 2002 until the present, Mr. Bruner has been the largest shareholder of Galaxy Energy Corporation, a publicly traded natural gas and coalbed methane exploration and development company. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum (“Ultra”), an NYSE AMEX listed natural gas company. Ultra’s business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a Director until late 1997. Mr. Bruner was chosen as a director nominee because of his industry-specific business acumen and managerial experience, which provides an invaluable perspective in the Board’s oversight of the Company’s execution of its short and long-term business strategy. The knowledge and experience he has attained through his service as an executive officer at other public companies, as well as a director on other public company boards, provides Mr. Burner with a keen understanding of various corporate governance matters.
Richard J. Burgess. Mr. Burgess has served as a Director and a member of the compensation committee of Gasco since May 2003. Effective January 2010, Mr. Burgess became a member of the audit and nominating committees. Mr. Burgess has been retired since 1994, prior to which he served as President and Chief Executive Officer of NOMECO from 1981 to 1994. NOMECO later became CMS Oil and Gas Company, which is a wholly owned subsidiary of CMS Energy Corporation, a New York Stock Exchange listed company. Mr. Burgess received a B.S. degree (honors) in Geology from the University of Manitoba and has held various positions in the oil and gas industry since 1954. Mr. Burgess currently serves on the Board of Michigan Oil and Gas

Association and is a former director of ROC Oil Company, Miller Exploration, Seagull Energy, Command Petroleum and Sydney Oil Company. Mr. Burgess has been involved, in various capacities, with the American Association of Petroleum Geologists, Independent Petroleum Association of America, Ontario Petroleum Institute and Potential Gas Committee. Mr. Burgess was chosen as a director nominee because of the keen understanding of various corporate governance matters that he has attained through his service on other public company boards.
Charles B. Crowell. Mr. Crowell has served as Vice Chairman of the Board, a Director and a member of the audit, compensation and executive committees of Gasco since July 2002. Mr. Crowell has served as a member of the nominating committee of Gasco since April 2006. Effective January 27, 2010, upon the resignation or our former President and Chief Executive Officer, Mr. Crowell was appointed the Chief Executive Officer of Gasco and terminated his memberships on the compensation, audit and nominating committees. Mr. Crowell has served as a director of Derek Oil & Gas Corporation since March 2007. Since 1993 and through the present Mr. Crowell has been a practicing attorney and a consultant to oil and gas companies; he was also a senior member of Crowell & Bishop, PLLC, Attorneys from November 1995 through June 1998. From September 1996 until June 2000, Mr. Crowell held the position of Manager at Enigma Engineering Company, LLC. Mr. Crowell also worked at Triton Energy Corporation where he held the positions of Executive Vice President, Administration from November 1991 to May 1993, Senior Vice President and General Counsel from August 1989 to October 1991 and Vice President and General Counsel from November 1981 to July 1989. From June 1999 to February 2001, Mr. Crowell served as a director of Comanche Energy, Inc. He has also held public directorships at Arakis Energy Corporation from June 1997 to October 1998, at Aero Services International, Inc. from December 1989 to May 1993 (where he was Chairman of the Board from August 1990 to December 1992) and at Triton Europe, plc. from October 1989 to May 1993. Mr. Crowell holds a BA degree from John Hopkins University and a JD from the University of Arkansas. He was admitted to the practice of law in Texas in 1974. Mr. Crowell was chosen as a director nominee due to his position as the Company’s Chief Executive Officer and his proven management skills. He has extensive knowledge of the oil and gas industry, as well as well-developed relationships with chief executives and other senior management of oil and gas companies and oilfield service companies throughout the United States. Mr. Crowell actively participates in all facets of the Company’s business and has a significant impact on both its business strategy and daily operations.
Richard S. Langdon. Mr. Langdon became a Director of Gasco and a member of the audit committee in March 2003 and became a member of the nominating committee in April 2006. In January 2010, Mr. Langdon became the Chairman of the audit and the nominating committees, and became a member of the compensation committee. Mr. Langdon is currently the President and Chief Executive Officer of Matris Exploration Company, LP, a privately held exploration and production limited partnership active in California. Mr. Langdon became the President and Chief Executive Officer of Matris in 2003 and the President and Chief Executive Officer of Sigma in December of 2007. From 1997 until December 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a New York Stock Exchange listed exploration and production company that was acquired by Newfield Exploration in late 2002. Before joining EEX Corporation, Mr. Langdon was an oil and gas consultant from August 1996 to March 1997. Prior to that, he held various positions with the Pennzoil Companies since 1991, including Executive Vice President—International Marketing—Pennzoil Products Company, from June 1996 to August 1996; Senior Vice President—Business Development & Shared Services—Pennzoil Company from January 1996 to June 1996; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company from December 1991 to December 1995. Mr. Langdon is currently a member of the Board of Constellation Energy Partners LLC, a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. Mr. Langdon holds a B.S. in Mechanical Engineering and a Masters of Business Administration from the University of Texas at Austin. Mr. Langdon was chosen as a director nominee because of his extensive knowledge of the oil and gas industry and experience in managing oil and gas assets and, as well as his extensive network of relationships with chief executives and other senior management of oil and gas companies and oilfield service companies throughout the United States.
Carmen J. (Tony) Lotito. Mr. Lotito has served as a Director of Gasco, as the Chairman of Gasco’s audit and compensation committees since April 2001 and as the Chairman of Gasco’s nominating committee since April 2006. In January 2010, Mr. Lotito gave up his chairmanship of the audit, compensation and nominating committees but remained a member of each committee. Mr. Lotito has served as the Executive Vice President Business Development of Falcon since October 2007. He has been a member of the Board of PetroHunter Energy Corporation (of which Mr. Bruner is a controlling shareholder) since May 2006. Until October 2007, Mr. Lotito served as the Chief Financial Officer and Treasurer of PetroHunter Energy Corporation. Mr. Lotito served as Executive Vice President, Chief Financial Officer, Secretary — Treasurer and a director of GSL Energy Corporation from August 2005 through October 2007. He served as Executive Vice President, Chief Financial Officer, Treasurer and as a director, until July 2005, of Galaxy Energy Corporation, a publicly traded natural gas and coalbed methane exploration and development company upon its acquisition of Dolphin Energy Corporation in November 2002. Mr. Lotito served as the Chief Financial Officer, Treasurer and a Director of Dolphin Energy Corporation from September 2002 through November 2002. Mr. Lotito served as Vice President, Chief Financial Officer and a Director of Coriko Corporation, a private business development company from November 2000 to August 2002. Mr. Lotito has been a member of Equistar Capital LLC, an investment-banking firm since December 1999. From March 2000 to September 2001, Mr. Lotito served as a Director of marketing for Impact Web Development. Prior to joining Coriko from Utah Clay Technology, Inc., Mr. Lotito was self-employed as a financial consultant. Mr. Lotito holds a BS degree in Accounting from the University of Southern California. Mr. Lotito was chosen as a director nominee because of his invaluable perspective, industry-specific business acumen and managerial experience. The knowledge and experience he has attained through his service as an executive officer at other public companies, as well as a director of other public company boards provides Mr. Lotito with a keen understanding of various corporate governance matters.
John A. Schmit. Mr. Schmit became a Director of Gasco in October 2003, a member of the compensation committee in December 2004 and a member of the executive committee in January 2005. In January 2010, Mr. Schmit became the Chairman of the compensation committee and a member of the audit and nominating committees. Mr. Schmit is currently the principal of SSD Capital, a private investment firm, a position held since September 2007. From February 2005 until September 2007, Mr. Schmit was a Manager of Crestview Capital Partners, LLC, a hedge fund specializing in private placements for small public companies. Prior to joining Crestview, Mr. Schmit served as Vice President of Investments for RENN Capital Group, Inc., a registered investment advisor based in Dallas, Texas, where he was a portfolio manager of closed-end funds from May 1997 through December 2004. From September 1992 to September 1994, he practiced law with the law firm of Gibson, Ochsner & Adkins, in Amarillo, Texas. He holds a BBA in Finance from Texas Christian University, a JD from the University of Oklahoma College of Law and an LLM in International and Comparative Law from The Georgetown University Law Center. Mr. Schmit was chosen as a director nominee because of his significant finance experience, which provides an invaluable perspective in the Board’s oversight of the Company’s execution of its long-term business strategy.

Executive Officers
The following sets forth certain biographical information concerning each of our executive officers, other than executive officers who also serve as directors:

		Age as
		of
Name	Position with Gasco	4/27/10
Charles B. Crowell*	Chief executive officer	66

W. King Grant	President and chief financial officer	46

Michael K. Decker	Executive vice president and chief operating officer	55

Peggy A. Herald	Vice president and chief accounting officer	52

*	For a description of the business background and other information concerning Mr. Crowell, see “—Directors” above.
W. King Grant. Mr. Grant has served as Chief Financial Officer and Executive Vice President of Gasco from July 2001 through December 2009 and as Director from July 2001 until March 2003. During January 2010, Mr. Grant was promoted to President of Gasco and maintained his position Chief Financial Officer of Gasco. From November 1999 to May 2001, Mr. Grant served as Executive Vice President and Chief Financial Officer for KEH.com, a catalog/internet retailer of new and used camera equipment. From February 1997 to March 1999, Mr. Grant was a Senior Vice President in the Natural Resources Group of ING Baring, LLC where he was responsible for providing financing and advisory services to mid-cap and smaller energy companies. For the previous eleven years, Mr. Grant held several positions at Chase Manhattan Bank and its affiliates, most recently as a Vice President in the Oil & Gas group. Mr. Grant holds a BSE in Chemical Engineering from Princeton University and an MBA from the Wharton School at the University of Pennsylvania.
Michael K. Decker. Mr. Decker has served as Executive Vice President and Chief Operating Officer of Gasco since July 2001 and as Director from July 2001 until October 2003. From August 1999 until July 2001, Mr. Decker founded and served as the President of Black Diamond Energy, LLC. From 1990 to August 1999 Mr. Decker served as the Vice President of Exploitation of Prima Energy Corporation, a Nasdaq traded oil and gas company. From 1988 to 1990, Mr. Decker was employed by Bonneville Fuels Corporation as a Senior Geologist. From 1977 to 1988, Mr. Decker was employed by Tenneco Exploration and Production Company as a Senior Project Geological Engineer. Mr. Decker has over thirty three years of oil and gas exploration, development, operations and mergers and acquisitions experience. He holds a BS degree in Geological Engineering from the Colorado School of Mines and is a past Chairman of the Board and is currently on the board of the Potential Gas Committee, an independent natural gas resource assessment organization.
Peggy A. Herald. Ms. Herald joined Gasco in January 2002 as Controller and was promoted to Chief Accounting Officer in May 2006 and Vice President in May 2007. From June 1990 until December 2001 she served as the Financial Reporting Manager for Hallwood Energy Corporation, a Nasdaq traded oil and gas company, where she managed the financial reporting process for several publicly traded oil and gas corporations and limited partnerships. From January 1987 until June 1990 Ms. Herald was employed by Deloitte & Touche LLP and from September 1984 through December 1986 she was employed by KPMG LLP. Ms. Herald has over twenty years of experience in the oil and gas industry and holds a BS degree in Accounting from Regis University.
Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16 (a) of the Exchange Act requires the officers, directors and persons who own more than ten percent of our stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent owners are required by SEC regulations to furnish us with copies of all such Section 16 (a) forms they file.
Based solely on our review of the copies of such forms we have received, we believe that each of our officers, directors and greater than ten percent owners complied with all Section 16 (a) filing requirements applicable to them during the year ended December 31, 2009, except for the following late filings: Marc Bruner filed a Form 4 which was due on September 17, 2009, on September 23, 2009 and Carmen Lotito filed a Form 4, which was due on September 17, 2009, on September 21, 2009.
Business and Financial Code of Conduct
We have adopted a Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller and it is available on our internet website at www.gascoenergy.com. Our Corporate Code of Business Conduct and Ethics that applies to all directors, officers and employees is also available on our internet website. In the event that an amendment to, or a waiver from, a provision of our Financial Code of Ethics or Corporate Code of Business Conduct and Ethics is necessary, we intend to post such information on its website.
The Audit Committee
The Audit Committee consisted of Messrs. Langdon, Lotito and Crowell through the year ended December 2009. From January 2010 to date, the Audit Committee has consisted of Messrs. Langdon, Lotito, Schmit and Burgess, all of whom are independent under the definition of independence used in the NYSE AMEX listing standards and the rules and regulations of the Exchange Act. Mr. Lotito served as the chairman of the Audit Committee through December 2009 and Mr. Langdon became the chairman of the Audit Committee in January 2010. The Board has determined that Mr. Langdon is an audit committee financial expert with the meaning proscribed by the rules and regulations under the Exchange Act. The Audit Committee met seven times during 2009. The Board has adopted a written charter for the Audit Committee, which is available on our Internet website at www.gascoenergy.com. The Audit Committee is primarily responsible for:
–	selecting the independent auditors for recommendation to the Board;

–	selecting the securities legal counsel for recommendation to the Board;

–	reviewing the scope of the proposed audit for the current year, including the audit procedures to be utilized and at the conclusion thereof, reviewing such audit, including any comments or recommendations of the independent auditors;

–	approving all of the fees associated with our audit and tax engagements in advance of services performed;

–	reviewing the adequacy and effectiveness of the accounting and financial controls of Gasco;

–	reviewing the internal audit function, including the independence and authority of its reporting obligations;

–	reviewing the financial statements contained in the annual and quarterly reports to shareholders;

–	reviewing the accounting and financial human resources and succession planning within Gasco, and

–	investigating any matter brought to its attention within the scope of its duties.
The Audit Committee has performed its annual review and assessment of the Audit Committee Charter, which was adopted in March 2001. The Audit Committee prepares a report each year in conformity with the rules of the SEC for inclusion in our annual proxy statement.

ITEM 11	— EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Our Executive Compensation Program
This Compensation Discussion and Analysis reviews the compensation policies and decisions of the Compensation Committee with respect to the following individuals, who are referred to throughout this annual report as our “Named Executive Officers:”
•	Mark A. Erickson — President and Chief Executive Officer (resigned January 27, 2010);

•	W. King Grant — Executive Vice President and Chief Financial Officer (promoted to President January 27, 2010);

•	Michael K. Decker — Executive Vice President and Chief Operations Officer;

•	Peggy A. Herald — Vice President and Chief Accounting Officer; and

•	Charles H. Wilson — Manager, Engineering and Operations
Our compensation program has fixed compensation elements, such as base salary and benefits, as well as variable compensation elements that are related to performance. Each compensation component is described in more detail below. During the first quarter of 2009, we made the decision to reduce the annual compensation of our salaried employees by 10% or 20% in order to reduce our cost structure.

Objectives of Our Executive Compensation Program
We believe that the skill and dedication of our executive officers and other management personnel are critical factors affecting our long-term success in meeting our business objectives and fostering growth and profitability. Accordingly, the Compensation Committee has designed our compensation program in accordance with our compensation philosophy which is to:
•	motivate and retain our current executive officers;

•	attract new executives with the requisite skill sets to implement our business strategy as needed; and

•	align executive compensation with the attainment of strategic business objectives that increase shareholder returns.
Setting Executive Compensation
     Role of the Compensation Committee, its Consultant and Management
The Compensation Committee establishes and administers our compensation policies and programs. It determines and approves both current compensation levels and short and long term incentives for our executives. In order to perform its function, the Compensation Committee relies, in part, on input from the Chief Executive Officer and other members of senior management in determining (i) the needs of our company, (ii) our perception in the employment market, (iii) the availability of talent and (iv) budgeted compensation levels for anticipated hires.
During 2009 we did not use a compensation consultant as we made the decision to reduce the annual compensation of our salaried employees by 10% or 20%. During 2007 and 2008, the Compensation Committee hired Thomas J. Reno & Associates, Inc. (“TJR”) to assist it in analyzing the form and amount of then current, and make recommendations for future, executive compensation. Thomas J. Reno, a former Partner with KPMG, and now principal of TJR, provides guidance and technical expertise to client organizations in all aspects of human resource management, compensation and benefits. TJR is especially involved in providing compensation consulting to senior management of corporations, as well as for boards of directors and compensation committee members. TJR reported directly to the Compensation Committee and provided the Compensation Committee with competitive data as well as business and technical considerations, but did not recommend a specific compensation program or pay level changes.
     Use of Benchmarking and Peer Company Comparisons
The Compensation Committee strives to maintain an executive compensation program that is structured to provide our executive officers with compensation packages that are commensurate with our size and sufficient to retain personnel that we consider essential. To achieve this objective, the Compensation Committee compares all compensation components for our executive officers, at least annually, with data on similar positions at other organizations in our industry that are similar in number of employees, level of operations, gross revenue and total assets with which we compete for talent.
In 2007 and 2008, TJR assisted the Compensation Committee by providing comparative market data on compensation practices and programs (the “Survey Data”) based on an analysis of 11 energy related companies that were our competitors (the “Peer Group”). The Peer Group, which is reviewed annually by the Compensation Committee, is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours and have global businesses that compete with us for executive talent. With this information, the Compensation Committee reviews and analyzes the Survey Data as well as general economic conditions and marketplace compensation trends at each level of senior management, with the assistance of TJR, and makes adjustments as appropriate.
No adjustments were made to the compensation of our salaried employees subsequent to the compensation reductions described above, during 2009. During 2008, the following 11 companies comprised the Peer Group used for the Compensation Committee’s 2008 compensation decisions: Abraxas Petroleum Corporation, American Oil & Gas Inc., Credo Petroleum Corporation, Delta Petroleum Corp. Double Eagle Petroleum Co., Gastar Exploration Limited, Kodiak Oil & Gas Corp., Northern Oil & Gas, Inc., Petroleum Development Corporation, Pinnacle Gas Resources, Inc. and Warren Resources Inc. These companies were selected as peers primarily due to their equivalent size based on enterprise value and their focus on upstream Rocky Mountain natural gas in their business model. Other criteria considered included the availability of the data related to the company, the level of operational sophistication, annual rates of production, market capitalization, and number of employees. This peer group differs from the peer group that we use in our stock performance graph which consists of all the publicly-held companies within Standard Industrial Classification code 1311, Crude Petroleum and Natural Gas, consisting of approximately 181 companies. We believe that the peer group we historically used for our compensation decisions, which consisted of only those oil and gas companies that are similar to us in operations, number of employees and results of operations, provides a more appropriate comparison for our compensation program.
Historically, the Compensation Committee also used nationally recognized compensation surveys to assess the broader market competitiveness of our executive compensation. This data was generally provided by TJR and is the product of published and private survey sources representing compensation amounts for similar positions within our industry. The Compensation Committee used data from these surveys to provide additional data against which they may compare the competitiveness of our executive compensation based against the broader market. Collectively, this competitive market data provided a frame of reference for the Compensation Committee when evaluating executive compensation, but is not the determinative factor for the compensation of our executive officers.
The Compensation Committee used the TJR provided information extensively in their determination of 2008 salaries and 2007 performance bonuses. However, during the fourth quarter of 2008 and through all of 2009, the severe disruptions in the credit markets and reductions in global economic activity had significant adverse impacts on stock markets and oil and gas-related commodity prices, which contributed to a significant decline in our stock price and negatively impacted our future liquidity. As a result of these events, the Compensation Committee made the decision to (1) disregard the TJR Survey Data in their determination of 2009 and 2010 salaries and 2008 and 2009 performance bonuses for our executive officers, (2) to eliminate salary increases for 2009 and 2010 and maintaining 2008 salary levels until the first quarter of 2009 when the salary levels were reduced by 10% or 20%, and (3) to eliminate or reduce 2008 and 2009 performance bonuses. If current market conditions worsen or remain the same, bonuses may be impaired or eliminated in future periods.

Compensation Components
Our executive and key management compensation is comprised of three major components: (1) base salary reviewed annually by the Compensation Committee; (2) annual cash bonuses awarded based on individual performance and the performance of our company; and (3) long-term equity-based incentives, typically delivered through stock option and restricted stock grants awarded based on individual performance and the performance of our company. Our executive officers may also be eligible for other elements of indirect compensation, comprised of health and welfare benefits, retirement and savings plans and certain perquisites. These are provided on a non-discriminatory basis to all of our employees. The Compensation Committee considers each of these elements when evaluating the overall compensation program design.
     Base Salary
The Compensation Committee establishes base salaries that are sufficient to attract and retain individuals with the qualities it believes are necessary for our long-term financial success and that are competitive in the marketplace.
An executive officer’s base salary generally reflects the officer’s responsibilities, tenure, job performance and direct competition for the executive officer’s services. The Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to these annual reviews, the Compensation Committee may at any time review the salary of an executive officer who has received a significant promotion, whose responsibilities have been increased significantly or who is the object of competitive pressure. Any adjustments are based on the results of the annual review of market salary data, increases in the cost of living, job performance of the executive officer over time and the expansion of duties and responsibilities, if any. No pre-determined weight or emphasis is placed on any one of these factors.
Effective January 27, 2010, our former Chief Executive Officer and President, Mark Erickson, resigned and was replaced by Charles Crowell as Chief Executive Officer and W. King Grant as President.
The following table provides the base salary for our Named Executive Officers in fiscal years 2007, 2008 and 2009 and the percentage increase (decrease) in their base salary between each year presented:

	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Percentage Increase	Percentage Decrease
Officer	Salary	Salary	Salary	From 2007 to 2008	From 2008 to 2009
Mark A. Erickson	$275,000	$291,500	$242,917	6.0%	(16.7)%
W. King Grant	275,000	291,500	267,208	6.0%	(8.3)%
Michael K. Decker	275,000	291,500	242,917	6.0%	(16.7)%
Charles H. Wilson	208,000	226,000	188,333	8.6%	(16.7)%
Peggy A. Herald	147,000	156,000	143,000	6.1%	(8.3)%
During the first quarter of 2009, we made the decision to reduce the annual compensation of our salaried employees by 10% or 20% in order to reduce our cost structure.

     Annual Cash Bonus Awards
Guaranteed Bonuses. Pursuant to their employment agreements with us, Messrs. Erickson, Grant and Decker are entitled to receive an annual bonus equal to 0.875%, 0.50% and 0.75%, respectively, of our cash flow from wells drilled by us or on our behalf. These amounts for Messrs. Grant and Decker are included in the “Bonus” column of the Summary Compensation Table. Since Mr. Erickson resigned on January 27, 2010, he was not entitled to receive his annual bonus for the year ended December 31, 2009.
Annual Incentive Compensation. Annual cash bonus awards, exclusive of the guaranteed bonuses pursuant to the employment agreements described above, are intended to compensate, and thus provide incentives to, individuals for exceptional effort and job performance, thereby facilitating our continued growth and success by providing rewards that are commensurate with individual achievement. Annual cash bonus awards, when given, typically amount to between 10% to 50% (which represents the approximate range of average annual bonuses awarded by our Peer Group) of each individual’s annual base salary and is primarily meant to reward the individual for the previous year’s performance. Cash bonus awards are favored by the Compensation Committee in situations where it believes that an executive is worthy of an incentive-based award and when it believes that the base salary of such executive is not at the level of competitiveness that the Compensation Committee feels appropriate. The Compensation Committee considers the achievements of our company, and the employee’s relationship thereto, in order to determine the level of the cash bonus, if any, to be awarded. The Compensation Committee focuses on our earnings, the return on shareholders’ equity, the growth in proved oil and gas reserves and the successful completion of specific projects to determine the level of bonus awards, if any.
In light of the market conditions as described above, Messrs. Erickson, Decker and Wilson and Ms. Herald were not awarded annual cash bonuses for 2009. The bonus for 2009 for Mr. Decker disclosed in the “Bonus” column of the Summary Compensation Table represents the guaranteed bonus described above. The annual cash bonus awarded to Mr. Grant during 2009 is comprised of $81,293 representing his guaranteed bonus described above and $43,707 representing an annual incentive bonus. Mr. Grant’s incentive bonus was predominantly determined by qualitative factors and was awarded in recognition of his success in achieving critical milestones relating to Gasco’s restructuring efforts. The most critical factors considered were management, oversight, negotiation and execution of the sale of our midstream assets; and management, oversight, and marshaling of our credit facility.
     Long-Term Equity Based Incentives
     Stock option and restricted stock awards are utilized for aligning the executives’ interests with those of the shareholders by giving each individual direct ownership in our company. We also believe that these awards serve as an incentive to remain with Gasco since unvested stock grants and options are forfeited if the executive leaves us. The Compensation Committee focuses on our earnings, the return on shareholders’ equity, the growth in proved oil and gas reserves and the successful completion of specific projects to determine the level of stock option and restricted awards, if any. The Compensation Committee awards restricted stock in order to provide a form of tangible compensation which is also tied to our performance and provides incentives to remain an employee. Stock option awards are given as long-term incentives to our employees to give them a vested interest in our performance and to remain an employee over the long term. Decisions to grant stock options are normally made when industry conditions cause concern that personnel may be lost. Periodic long-term equity based incentives are awarded by the Compensation Committee to the executive officers.

     Other Benefits
In addition to base salaries, annual cash bonus awards and long-term equity-based incentives, we provide the following other forms of compensation:
•	401(k) Profit Sharing Plan. We have a defined contribution profit sharing/401(k) plan, which is designed to assist our eligible officers and employees in providing for their retirement. We match the contributions of our employees to the plan, in cash, at the rate of up to 5% of an employee’s wages or salary. Our matching contribution vests immediately upon receipt.

•	Health and Welfare Benefits. Our executive officers are eligible to participate in medical, dental, vision, disability insurance, life insurance and flexible healthcare and dependant care spending accounts to meet their health and welfare needs. These benefits are provided so as to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a non-discriminatory basis to all employees.

•	Perquisites and Other Personal Benefits. We believe that the total mix of compensation and benefits provided to our executive officers is competitive and for that reason, we provide only limited other personal benefits. In fiscal 2009, such benefits included the employer contribution to the 401(k) plan of each Named Executive Officer and the payroll taxes paid on behalf of each individual related to the vesting of restricted stock. See footnote 4 to the Summary Compensation Table below.
Employment Agreements, Severance Benefits and Change in Control Provisions
We maintain employment and other compensatory agreements with certain of our corporate officers to ensure they will perform their roles for an extended period of time. Certain provisions contained in these agreements, such as change in control payments, are essential to retaining our talent and protecting our stockholders. We believe that it is appropriate to compensate individuals to refrain from working with competitors following termination, and that compensation enhances the enforceability of such agreements. These agreements and our severance terminology are described in more detail below. Please read “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements” as well as “— Potential Payments Upon Termination or Change in Control.” These agreements provide for severance compensation to be paid if the officer’s employment is terminated under certain conditions, such as following a corporate change, involuntary termination, termination by us for “cause,” death or disability, each as defined in the applicable executive’s agreement.
The employment and other compensatory agreements between us and certain of our Named Executive Officers and the related severance provisions are designed to provide incentive to those officers to remain in our employ. Our agreements with such Named Executive Officers provide different types of compensation for terminations with cause, termination without cause and for situations involving a change of control of the company. By providing minimal or no benefits in the cases of voluntary resignation or termination with cause, such Named Executive Officers are motivated to remain in the employ of Gasco and perform their duties as required. On the other hand, such Named Executive Officers are given security and are encouraged to remain with Gasco by providing them with extra compensation and benefits in the event of termination without cause or in conjunction with a change in control.
Other Matters
     Stock Ownership Guidelines and Hedging Prohibition
Our Insider Trading Policy prohibits our executive officers from entering into certain types of derivative transactions related to our common stock.
     Tax Treatment of Executive Compensation Decisions
In conducting our executive compensation programs, the Compensation Committee considers the effects of Section 162(m) of the Internal Revenue Code, which denies publicly-held companies a tax deduction for annual compensation in excess of $1 million paid to their chief executive officer or any of their three other most highly compensated corporate officers, other than the chief financial officer, who are employed on the last day of a given year, unless their compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by our stockholders. We have in the past, and may from time to time in the future, pay compensation that is not deductible to our executive officers.
     Accounting Treatment of Executive Compensation Decisions
We account for stock-based awards based on their grant date fair value, as determined under Accounting Standards Codification Topic 718 (“ASC 718”). Compensation expense for these awards, to the extent such awards are expected to vest, is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). If the award is subject to a performance condition, however, the cost will vary based on our estimate of the number of shares that ultimately will vest over the requisite service or other period over which the performance condition is expected to be achieved. In connection with its approval of stock-based awards, the Compensation Committee is cognizant of and sensitive to the impact of such awards on stockholder dilution. The Compensation Committee also endeavors to avoid stock-based awards made subject to a market condition, which may result in an expense that must be marked to market on a quarterly basis. The accounting treatment for stock-based awards does not otherwise impact the Compensation Committee’s compensation decisions.
EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth the compensation paid to our Named Executive Officers for services rendered in all capacities during the years ended December 31, 2009, 2008 and 2007.

Summary Compensation Table

Name & Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
		($)	($)(2)	($)(3)	($)(3)	($)(4)	($)
Mark A. Erickson (1)	2009	242,917	—	—	65,245	12,272	320,434
President	2008	291,500	230,203	—	218,375	11,514	751,592
Chief Executive Officer	2007	275,000	149,146	—	—	9,073	433,219

W. King Grant (1)	2009	267,208	125,000	—	65,245	12,272	469,725
Executive Vice President and	2008	291,500	131,545	—	283,875	11,514	718,434
Chief Financial Officer	2007	275,000	110,941	—	—	9,073	395,014

Michael K. Decker	2009	242,917	121,940	—	65,245	12,272	442,374
Executive Vice President and	2008	291,500	197,317	—	283,875	11,514	784,206
Chief Operations Officer	2007	275,000	136,411	—	—	9,073	420,484

Peggy A. Herald	2009	143,000	—	—	32,622	7,262	182,884
Vice President and	2008	156,000	35,000	5,979	88,300	9,514	288,814
Chief Accounting Officer	2007	147,000	42,500	19,000	103,468	7,580	319,548

Charles H. Wilson	2009	188,333	—	—	—	3,133	191,466
Manager of Operations	2008	226,000	50,000	82,209	76,350	11,514	446,073
	2007	208,000	105,000	19,000	103,468	58	435,526

(1)	Effective January 27, 2010, Mark Erickson resigned from Gasco and King Grant was promoted to President.

(2)	The bonus awards during the year ended December 31, 2009 for Messrs. Grant and Decker represent guaranteed bonuses per their individual employment agreements. Mr. Grant’s total bonus also includes an incentive bonus of $43,707.

(3)	Restricted stock awards and stock option awards vest at varying schedules within two to five years of the grant date. The value of the restricted stock and stock option awards represents the grant date fair value that was computed in accordance with ASC 718. A discussion of the valuation assumptions used for purposes of the ASC 718 calculation is included under Note 6 of the Notes to Consolidated Financial Statements included in our Original 10-K filing.

(4)	Amount represents the employer contribution to the 401(k) plan of each Named Executive Officer. Additionally, the 2009, 2008 and 2007 amounts include payroll taxes of $22, $14 and $73 for Mr. Erickson; $22, $14 and $73 for Mr. Grant; $22, $14 and $73 for Mr. Decker; $112, $14 and $73 for Ms. Herald and $$97, $14 and $58 for Mr. Wilson, respectively.

Grants of Plan Based Awards
The following table sets forth information concerning each grant of an award made during the year ended December 31, 2009 to our Named Executive Officers under any plan, including awards that have been transferred.

		GRANTS OF PLAN BASED AWARDS
		All Other Stock	All Other Option
		Awards: Number of	Awards: Number of	Exercise or Base	Grant Date Fair
		Shares of Stock or	Securities	Price of Option	Value of Stock and
Name	Grant Date	Units	Underlying Options	Awards	Option Awards
		(#)	(#)	($/Sh)(1)	($)(2)
Mark A. Erickson	9/17/09	—	200,000	0.52	65,245

W. King Grant	9/17/09	—	200,000	0.52	65,245

Michael K. Decker	9/17/09	—	200,000	0.52	65,245

Peggy A. Herald	9/17/09	—	100,000	0.52	32,622

Charles H. Wilson (3)	—	—	—	—	—

(1)	The exercise price was equal to or below the closing market price per share on the grant date.

(2)	The stock options were valued using the ASC 718 value of the option on the grant date. Under ASC 718, the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was used with the following assumptions: volatility rates of between 75% and 80%; risk-free interest rates of between 2.2% and 2.8% based on a U.S. Treasury rate of five to six years; and a five to six-year option life. The options vest 16 2/3% each four months within two years.

(3)	Mr. Wilson was not granted any award during the fiscal year ended December 31, 2009.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table for the fiscal year ended December 31, 2009.
     Employment Agreements
Mark A. Erickson. We entered into an employment agreement with Mr. Erickson effective January 2, 2003, which was to expire on January 31, 2011. Mr. Erickson resigned his position as Chief Operating Officer and President of Gasco effective January 27, 2010 and terminated his employment agreement on the same date. Mr. Erickson’s employment agreement entitled him to an annual salary of $120,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.875% of our cash flow from wells drilled by or on our behalf. The Board of Directors approved an increase in Mr. Erickson’s annual salary to $291,500 effective January 1, 2008. Effective March 1, 2009, Mr. Erickson’s annual compensation was reduced by 20% to $233,200. Mr. Erickson’s employment agreement provided for the issuance of 187,500 shares of common stock from a restricted stock plan in exchange for the surrender by Mr. Erickson of vested options to purchase 250,000 shares of common stock at $3.00 per share and 875,000 shares of common stock at $2.00 per share. Mr. Erickson also had the right to receive 25% of all option grants made by us each calendar year during the term of the agreement. Mr. Erickson waived this right with respect to all option grants during 2009, 2008 and 2007 in order to reduce dilution to our shareholders and improve our access to the capital markets. Mr. Erickson’s employment agreement was amended on January 1, 2009 and on January 22, 2009 to among other things, (i) provide for the forfeit of any right to the annual incentive bonus compensation due to Mr. Erickson if he does not remain employed by us through receipt of the signed audit letter relating to such year and (ii) provide for a cash payment, upon termination of his employment without cause or a change in control of Gasco, to Mr. Erickson in an amount equal to twice the amount paid to such executive as annual bonus compensation for the previous fiscal year.
W. King Grant III. We entered into an employment agreement with Mr. Grant effective January 2, 2003, that expires on January 31, 2011. The agreement is automatically extended each year for an additional one year-term from the next anniversary date unless we notify Mr. Grant in writing at least 120 days prior to the next anniversary date that we will not be renewing the agreement on the next anniversary date. Mr. Grant served as our Chief Financial Officer and Executive Vice President through January 27, 2010, at which time he was promoted to President upon the resignation of Mr. Erickson. Mr. Grant’s employment agreement entitles him to an annual salary of $175,000, subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.5% of our cash flow from wells drilled by or on our behalf. The Board of Directors approved an increase in Mr. Grant’s annual salary to $291,500 effective January 1, 2008. Effective March 1, 2009, Mr. Grant’s annual salary was reduced by 10% to $262,350 until further notice. His employment agreement provided for the award to Mr. Grant of options to purchase 200,000 shares of common stock at $1.00 per share. The options vested 16 2/3% at the end of each four month period after the issuance date, February 14, 2003, until they became fully vested on February 14, 2005. Mr. Grant is also entitled to receive 10% of all option grants made by us each calendar year during the term of the agreement. Mr. Grant waived this right with respect to all option grants during 2009, 2008 and 2007 in order to reduce dilution to our shareholders and improve our access to the capital markets. In addition, the employment agreement provides that each year Mr. Grant and our company shall mutually agree on a performance-based bonus for

Mr. Grant. The employment agreement also contains non-compete provisions in the event of Mr. Grant’s termination of employment. Mr. Grant’s employment agreement was amended on January 1, 2009 and on January 22, 2009, to among other things (i) provide for the forfeit of any right to the annual incentive bonus compensation due to Mr. Grant if he does not remain employed by the us through receipt of the signed audit letter relating to such year and (ii) provide for a cash payment, upon termination of his employment without cause or a change in control of Gasco, to Mr. Grant in an amount equal to twice the amount paid to such executive as annual bonus compensation for the previous fiscal year.
Michael K. Decker. We entered into an employment agreement with Mr. Decker effective July 1, 2003, that currently expires on January 31, 2011. The agreement is automatically extended each year for an additional one year-term from the next anniversary date unless the we notify Mr. Decker in writing at least 120 days prior to the next anniversary date that we will not be renewing the agreement on the next anniversary date. Mr. Decker serves as our Chief Operating Officer and Executive Vice President. Mr. Decker’s employment agreement entitles him to an annual salary of $175,000 subject to increase at the discretion of the Board of Directors, and an annual bonus equal to 0.75% of our cash flow from wells drilled by or on our behalf. The Board of Directors approved an increase in Mr. Decker’s annual salary to $291,500 effective January 1, 2008. Effective March 1, 2009, Mr. Decker’s annual salary was reduced by 20% to $233,200 until further notice. The employment agreement also provided for the award of options to purchase 350,000 shares of common stock at $1.00 per share. The options vested 16 2/3% at the end of each four month period after the issuance date, February 14, 2003, until they became fully vested on February 14, 2005. Mr. Decker is also entitled to receive 10% of all option grants made by us each calendar year during the term of the agreement. Mr. Decker waived this right with respect to all option grants during 2009, 2008 and 2006 in order to reduce dilution to our shareholders and improve our access to the capital markets. In addition, the employment agreement provides that each year Mr. Decker and our company shall mutually agree on a performance-based bonus for Mr. Decker. The employment agreement also contains non-compete provisions in the event of Mr. Decker’s termination of employment. Mr. Decker’s employment agreement was amended on January 1, 2009 and on January 22, 2009 to among other things, (i) provide for the forfeit of any right to the annual incentive bonus compensation due to Mr. Decker if such executive does not remain employed by us through receipt of the signed audit letter relating to such year and (ii) provide for a cash payment, upon termination of his employment without cause or a change in control of Gasco, to Mr. Decker in an amount equal to twice the amount paid to such executive as annual bonus compensation for the previous fiscal year.

     Components of Total Compensation
The following table sets forth the allocation of our Named Executive Officer’s total compensation among fixed, short-term variable and long-term variable compensation for the fiscal year ended December 31, 2009.

	Fixed	Short-Term Variable	Long-Term Variable
Named Executive Officer	(Base Salary)	(Annual Incentives)	(Equity-Based Incentives)
	(1)	(2)	(3)
Mark A. Erickson	76%	4%	20%
W. King Grant	57%	29%	14%
Michael K. Decker	55%	30%	15%
Peggy A. Herald	78%	4%	18%
Charles H. Wilson	98%	2%	—

(1)	Represents the salary column in the above “Summary Compensation Table”.

(2)	Represents the bonus and all other compensation columns in the above “Summary Compensation Table”.

(3)	Represents the stock and option award columns in the above “Summary Compensation Table”.
Outstanding Equity Awards at Fiscal Year-End
The following table shows unexercised stock options and stock that has not vested as of December 31, 2009 for each Named Executive Officer.

	Outstanding Equity Awards as of December 31, 2009
	Option Awards				Stock Awards
	Number of	Number of				Market
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Shares or	Shares or
	Unexercised	Unexercised			Units of	Units of
	Options	Options	Option	Option	Stock That	Stock That
	(#)	(#)	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested
		(1)	($)		(#)(2)	($)
Mark A. Erickson(3)	1,000,000	—	1.00	1/2/11	—	—
	25,000	—	2.00	12/31/11
	99,999	100,001	1.80	9/18/13
	31,250	—	1.00	12/15/13
	100,000	—	1.92	7/27/14
	—	200,000	0.52	9/17/14
	160,000	—	3.39	6/9/15

W. King Grant	137,000	—	2.00	12/31/11	—	—
	200,000	—	1.00	2/10/13
	99,999	100,001	1.80	9/18/13
	31,250	—	1.00	12/15/13
	100,000	—	1.92	7/27/14
	—	200,000	0.52	9/17/14
	160,000	—	3.39	6/9/15
	41,665	8,335	1.99	1/23/18

Michael K. Decker	57,000	—	2.00	12/31/11	—	—
	175,000	—	1.00	2/10/13
	99,999	100,001	1.80	9/18/13
	31,250	—	1.00	12/15/13
	50,000	—	1.92	7/27/14
	—	200,000	0.52	9/17/14
	80,000	—	3.39	6/9/15
	37,499	8,335	1.99	1/23/18

Peggy A. Herald	100,000	—	1.73	1/2/12	6,000	3,180
	50,000	—	1.00	2/10/13
	37,500	37,500	1.80	9/18/13
	12,500	—	1.00	12/15/13
	14,000	21,000	0.50	12/18/13
	40,000	—	1.92	7/27/14
	—	100,000	0.52	9/17/14
	125,000	—	3.39	6/9/15
	30,160	45,240	1.90	9/26/17

Charles H. Wilson	43,332	21,668	1.80	9/18/13	46,000	24,380
	10,000	—	1.00	12/12/13
	18,000	12,000	0.50	12/18/13
	100,000	120,000	3.10	10/16/16
	30,160	45,240	1.90	9/26/17

(1)	The unexercisable stock options with a strike price of $1.80 (259,170 shares) vest 16 2/3% at the end of each four-month period after the issuance date of September 18, 2008. The unexercisable stock options with a strike price of $1.99 (16,670 shares) vest 16 2/3% at the end of each four-month period after the issuance date of January 23, 2008. The unexercisable stock options with a strike price of $1.90 (90,480 shares) vest 20% on each anniversary date of September 26, 2007 for the following five years. The unexercisable stock options with a strike price of $3.10 (120,000 shares) vest 20% at the end of each year and 40% at the end of the final year during the four years after the issuance date of October 16, 2006. The unexercisable stock options with a strike price of $0.50 (33,000 shares) vest 40% on the first anniversary and 60% on the second anniversary of the grant date of December 18, 2008. The unexercisable stock options with a strike price of $0.52 (500,000 shares) vest 16 2/3% at the end of each four-month period after the issuance date of September 17, 2009.

(2)	The unvested shares of restricted stock vest as follows: Ms. Herald’s shares vest 2,000 shares on the anniversary of the grant date of September 26, 2007 for the next three years; Mr. Wilson’s shares vest 40,000 shares on October 16, 2010, and 2,000 shares on the anniversary of the grant date of September 26, 2007 for the next three years.

(3)	Mr. Erickson resigned as President and Chief Executive Officer from Gasco effective January 27, 2010. In connection with his resignation, all of his unvested stock options vested immediately.
Option Exercises and Stock Vested
The following table sets forth certain information regarding the vesting of stock awards during 2009 on an aggregated basis for each of our Named Executive Officers. There were no exercises of stock options during 2009.

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	(#)	($)(1)
Mark A. Erickson	600	294
W. King Grant	600	294
Michael K. Decker	600	294
Peggy A. Herald	2,600	1,274
Charles H. Wilson	22,600	12,847

(1)	The value of the restricted stock awards upon vesting was determined by multiplying the number of shares of stock by the market price of the shares on the vesting date.

Risk Assessment Related to our Compensation Structure
We have reviewed our compensation policies and practices for all employees, including our executive officers, and determined that our compensation programs are not reasonably likely to cause behaviors that would have a material adverse effect on the Company. Moreover, we believe that several design features of our compensation programs and policies reduce the likelihood of excessive risk-taking:
•	Our compensation program design provides a balanced mix of cash and equity, annual and longer-term incentives, and performance metrics.

•	Compliance and ethical behaviors are integral factors considered in all performance assessments.

•	We set the proper ethical and moral expectations through our policies and procedures and provide various mechanisms for reporting issues.

•	We maintain an aggressive internal and external audit program, which enables us to verify that our compensation policies and practices are aligned with expectations.
We have determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.
Compensation Committee Report
During the last fiscal year, and this year in preparation for the filing of the 2009 annual report and the Company’s proxy statement with the SEC, the Compensation Committee:
•	reviewed and discussed the information included in the “Compensation Discussion and Analysis” above with management; and

•	based on the review and discussions, recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in, as necessary and appropriate, Gasco Energy, Inc.’s proxy statement and Gasco Energy, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Compensation Committee, JOHN A. SCHMIT RICHARD J. BURGESS RICHARD S. LANGDON CARMEN J. LOTITO

Director Compensation
The following table sets forth the compensation paid to our non-employee directors for services rendered during the year ended December 31, 2009. Directors who are our full-time employees receive no compensation for serving as directors.
Prior to June 1, 2009, each non-employee director received a monthly director’s fee of $3,000 plus an additional monthly fee of $1,000 for each committee on which the director served. Effective June 1, 2009 the director fees were reduced to a monthly director fee of $2,000 plus an additional monthly fee of $500 for the audit and compensation committees and $1,000 for the executive committee on which the director serves, Directors were also entitled to receive additional compensation of $500 per half day for each half day spent on our business in excess of five calendar days in a single month. In addition, each director was reimbursed for reasonable travel expenses incurred in connection with the director’s attendance at Board of Directors and committee meetings.

Non-Employee Director Compensation for the Year Ended December 31, 2009
	Fees Earned
	or Paid in
Name	Cash	Option Awards	Total
	($)	($) (1)(2)(3)	($)
Marc Bruner (4)	49,500	40,778	90,278
Richard Burgess	37,500	40,778	78,278
Charles Crowell	58,000	57,089	115,089
Richard Langdon	37,500	40,778	78,278
Carmen Lotito	46,000	40,778	78,278
John Schmit	49,500	48,934	98,434

(1)	The value of the stock option awards represents the stock option awards represents the grant date fair value that was computed in accordance with ASC 718. A discussion of the valuation assumptions used for purposes of the ASC 718 calculation is included under Note 6 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 3, 2010.

(2)	The grant date fair value of each stock option awarded to our non-employee directors is $0.33 per share for the options granted on September 17, 2009.

(3)	There were no outstanding stock awards as of December 31, 2009. The following table shows the aggregate number of stock option awards outstanding for each director as of December 31, 2009.

Aggregate Number of Stock Option
Awards Outstanding at
Name	December 31, 2009
Marc Bruner	1,275,000
Richard Burgess	418,750
Charles Crowell	681,250
Richard Langdon	468,750
Carmen Lotito	537,500
John Schmit	343,750

(4)	See “- Certain Relationships and Related Transactions” above for a discussion of Mr. Bruner’s consulting agreement.
Compensation Committee Interlocks and Insider Participation
During 2009, the Compensation Committee of the Board was comprised of four directors, Messrs. Lotito, Crowell, Schmit and Burgess. None of these directors was an officer of Gasco or any of its subsidiaries at any time in the past. None of our executive officers served as a director or member of a compensation committee of any entity that employed any of our directors during 2009. No interlocking relationships exist, or in the past fiscal year have existed, between any member of the Compensation Committee and any other company’s board of directors or compensation committee.
Potential Payments Under Termination or Change in Control
The agreements discussed in the following section were amended during 2008 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
We have entered into employment agreements with Messrs. Erickson, Grant, and Decker (collectively, the “Agreements”), which contain provisions regarding payments to be made to such individuals (the “Service Providers”) upon a termination of their employment, either alone or in connection with a change of control. The general provisions of these Agreements are described in greater detail above in “— Employment Agreements,” while the following discussion focuses on the terms and provisions that affect the Service Providers’ potential severance payments. Mr. Erickson resigned as President and Chief Executive Officer from Gasco effective January 27, 2010. The following describes the terms of his employment agreement prior to his resignation.
For purposes of the Agreements, “cause” shall exist for termination of a Service Provider if he (i) pleads or is found guilty of a felony involving an act of dishonesty or moral turpitude; (ii) has engaged in gross misconduct that is materially and demonstratively injurious to Gasco; (iii) has made any material misrepresentation or omission to Gasco regarding affiliates of the Service Provider; (iv) has committed an unexcused material breach of his employment duties; (v) has been guilty of habitual neglect of his duties; (vi) has usurped a corporate opportunity, is guilty of fraudulent embezzlement of property or funds of Gasco, or committed any act of fraud or intentional misrepresentation, moral turpitude, dishonesty or other misconduct that would constitute a felony; or (vii) has committed a material, unexcused breach of the Agreement.

For purposes of the Agreements, a “change of control” shall be deemed to have occurred if: (i) upon either of (A) any consolidation or merger of Gasco with another corporation where less than 50% of the outstanding voting securities of the resulting corporation are owned by the stockholders of Gasco immediately prior to such consolidation or merger, or (B) any sale, lease, exchange or other transfer (whether in one transaction or a series of related transactions) of all, or substantially all, of Gasco’s assets; (ii) a complete liquidation or dissolution of Gasco; (iii) any person becoming the beneficial owner of 50% or more of our outstanding common stock, without the prior approval of the Board of Directors; (iv) during any consecutive two-year period, individuals who at the beginning of the period constituted the entire Board of Directors cease to constitute a majority of the Board of Directors unless the election of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; (v) a change of control of a nature that would be required to be reported in response to item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 shall have occurred; or (vi) any consolidation or merger of Gasco with another corporation that results in the Service Provider not being retained by the Board of Directors in his current position.
Service Provider’s will have incurred a “disability” under the Agreements if, as a result of the Service Provider’s incapacity due to physical or mental illness, the Service Provider shall have been absent from his duties on a full-time basis for three consecutive months, and within 30 days following a written notice of termination, the Service Provider has not returned to the full-time performance of his duties.
Pursuant to the Agreements, in the event one of the Service Providers is terminated due to death or disability, by mutual agreement of the parties, after 90 days’ notice by the Service Provider, or due to the expiration of the term of the Agreement, the Service Provider will receive any salary, bonus compensation, and vacation accrued but unpaid through the date of termination, payable in a lump sum on the date of termination. The Service Provider will also be entitled to exercise any vested options granted under our stock option plan for a period of one year following the date of such termination.
If we provide the Service Provider with 90 days’ notice that we will not renew the term of the Agreement, we will pay the Service Provider a termination payment in an amount equal to the greater of (i) $250,000 ($500,000 in the case of Mr. Erickson), or (ii) the amount specified in the “Recommended Change of Control Values Chart” below, the level of payment applicable to be determined by the average closing price of our stock for the thirty (30) trading days prior to the date of termination. Effective January 1, 2009, the Agreements were amended to eliminate our obligation to make certain cash payments to the Service Provider upon our decision not to extend the term of the Agreement.
The Agreements provide that if a Service Provider is terminated without “cause” by Gasco or if he terminates his employment, at his option, because (i) Gasco significantly diminishes his responsibilities without cause, (ii) Gasco fails to maintain appropriate directors’ and officers’ liability insurance, (iii) in the case of Mr. Erickson only, Gasco removes him from the Board of Directors of Gasco, or (iv) in the case of Mr. Grant only, Gasco requires that he change the principal location of his employment in violation of his Agreement, the Service Provider will receive the following compensation: (A) any salary, bonus compensation, and vacation accrued but unpaid through the date of termination, payable in a lump sum on the date of termination, plus (B) an amount equal to the greater of (1) his base salary for one year, or (2) his base salary for the remaining term of the Agreement plus an amount equal to the greater of (x) $250,000 ($500,000 in the case of Mr. Erickson), or (y) the amount specified in the “Recommended Change of

Control Values Chart.” In addition, any unvested stock options held by the Service Provider will immediately vest and the Service Provider will be entitled to exercise all vested options granted under our stock option plan for a period of one year following the date of termination.
In the event a Service Provider is terminated as a result of a “change of control,” he will receive (i) any salary, bonus compensation, and vacation accrued but unpaid through the date of termination, and (ii)(A) if the change of control has not been recommended by our Board of Directors to its shareholders, an amount equal to the greater of (I) $750,000 ($1,500,000 in the case of Mr. Erickson) or (II) the amount specified in the “Recommended Change of Control Values Chart” below, or (B) if the change of control has been recommended by our Board of Directors to its shareholders, the Service Provider shall receive an amount based on the cash equivalent consideration paid to a holder of one share of our common stock as set forth in the “Recommended Change of Control Values Chart:”

	Recommended Change of Control Values Chart
	Value of consideration	Messrs. Decker
Level	for each Common Share	and Grant	Mr. Erickson
I	$1.00 — $1.49	$250,000	$500,000
II	$1.50 — $.199	$500,000	$1,000,000
III	$2.00 — $2.49	$1,000,000	$2,000,000
IV	$2.50 — $2.99	$1,250,000	$2,500,000
V	$3.00 — $3.49	$1,500,000	$3,000,000
VI	>$3.50	$1,750,000	$3,500,000
In addition, in the event a Service Provider is terminated in connection with a change of control, whether recommended by the Board of Directors or not, any unvested stock options held by the Service Provider will immediately vest and the Service Provider will be entitled to exercise all vested options granted under our Stock Option Plan for a period of one year following the date of termination.
The Agreements contain confidentiality and non-solicitation provisions. In the event of a breach of any of these covenants, we could terminate the Service Provider for cause (provided the breach was material). In addition, we would be entitled to, in addition to all other remedies at law and in equity, specific performance and may require the Service Provider to account for any profits or other benefits received in violation thereof. The Agreements do not prohibit the waiver of a breach of these covenants.
In addition to the Agreements, we entered into a Termination and Settlement Agreement with Mr. Erickson (the “Settlement Agreement”) effective as of December 23, 2004. The Settlement Agreement governs the agreement between us and both Mr. Erickson and Mr. Bruner, a consultant for Gasco, though the provisions applicable to Mr. Bruner are discussed separately in Certain Relationships and Related Transactions, and Director Independence, “— Certain Relationships and Related Transactions.” Pursuant to the Settlement Agreement, Mr. Erickson transferred to Gasco, for no consideration, his right, title, and interest in any working, royalty, overriding royalty, mineral or other interests located in the states of Utah and Wyoming that he received pursuant to a distribution agreement previously entered into between all of the parties. For Mr. Erickson, these interests ranged between .06% and 0.6% of our working interest in certain of our Utah and Wyoming properties. In connection with Mr. Erickson’s resignation from Gasco in January 2010, Gasco agreed to convey these overriding royalty interests to Mr. Erickson. Prior to his resignation and assuming a termination of his Agreement or a change of control occurring on December 31, 2009, the present value of the future cash flows from the overriding royalty interests that Mr. Erickson would receive, discounted at 10%, would be $232,990, as disclosed in the table below.
The “change of control” definition in the Settlement Agreement is not identical to the term as used in the Agreements. For purposes of the Settlement Agreement, a change of control shall occur upon any of the following events: (i) any person, other than a person holding securities under one of our employee benefit plans, becomes the beneficial owner of our common stock representing 50% or more of our common stock’s voting power; (ii) a merger or consolidation, unless 51% of the combined voting power of our stock is still held by the same people following such merger or consolidation; (iii) a complete liquidation of Gasco; (iv) the sale or disposition of substantially all of Gasco’s assets.
While Peggy Herald and Charles Wilson do not have employment agreements with Gasco, both of these individuals have been granted stock options under the San Joaquin Resources Inc. 1999 Stock Option Plan (the “Stock Option Plan”). San Joaquin Resources Inc. is a wholly owned subsidiary of Gasco. The Stock Option Plan provides that upon a sale of all or substantially all of the assets of the company, or a merger, consolidation or other reorganization of the company where the company is not the surviving corporation (a “corporate transaction”), acceleration of the vesting of all outstanding options under the Stock Option Plan will occur immediately before such corporate transaction. If we determine that the accelerated vesting of the stock options under this plan is not in the best interests of the company, then we may alternatively require the successor corporation to assume the outstanding stock options, but for purposes of the table below, we have assumed that upon a corporate transaction, all of the previously unvested stock options granted under the Stock Option Plan for both Ms. Herald and Mr. Wilson shall receive accelerated vesting.
The following table presents the amounts payable to the Service Providers pursuant to the Agreements and the Settlement Agreement described above, and our two other named executive officers pursuant to the Stock Option Plan. Each of the amounts in the table assumes that the applicable triggering event occurred on December 31, 2009, and that all salary, bonus compensation and accrued vacation had been paid as of the termination date. All amounts are the cumulative payments that would be received under each termination scenario, and are our best estimate as to the compensation that each Service Provider would receive, although the exact amount of any individual payment would only be determinable upon an actual termination.

Potential Payments Upon Termination or Change of Control

		Termination by
		Gasco Without Cause			Payment under the	Corporate
		or by Service	Change of Control	Change of Control	Settlement	Transaction under
	Non-Renewal	Provider for	Recommended by	Not Recommended by	Agreement for a	the Stock Option
	by Gasco	Approved Reasons	Board of Directors	Board of Directors	Change in Control	Plan
Name	(1)	(2)	(3)	(4)	or Termination (5)	(6)
Mark A. Erickson (7)	$500,000	$502,000	N/A	$1,500,000	$232,990	N/A
W. King Grant	250,000	252,000	N/A	750,000	N/A	N/A
Michael K. Decker	250,000	252,000	N/A	750,000	N/A	N/A
Peggy A. Herald	N/A	1,630	N/A	N/A	N/A	N/A
Charles H. Wilson	N/A	360	N/A	N/A	N/A	N/A

(1)	The Agreements provide for the greater of either a fixed amount, or the amount as determined by the “Recommended Change of Control Values Chart” for each Service Provider in the event that the Agreements are not renewed by Gasco; the fixed amount in the Agreements was the greater of the two numbers, thus this column reflects the fixed amount. Effective January 1, 2009, the Agreements were amended to eliminate our obligation to make certain cash payments to the Service Providers upon our decision not to extend the term of the Agreement.

(2)	The Agreements provide for the greater of either a fixed amount, or the amount as determined by the “Recommended Change of Control Values Chart” for each Service Provider in the event that the Service Provider is terminated by Gasco without cause or by the Service Provider for approved reasons; the fixed amount in the Agreements was the greater of the two numbers, thus this column reflects the fixed amount. Pursuant to the Agreements, the Service Providers are entitled to the accelerated vesting of 300,001 stock options for Mr. Erickson; 308,336 stock options for Mr. Grant and 308,336 stock options for Mr. Decker, but as of December 31, 2009, the closing price of our stock was $0.53, and the exercise prices for each of our Service Provider’s stock options were between $0.52 and $1.99 per share. The additional value in the table above for the acceleration of vesting for the stock options that are not “underwater” is $2,000 per individual.

(3)	Using the “Recommended Change of Control Values Chart” above, this column shows the amounts each Service Provider would receive by using the average stock price during the 30 trading days prior to December 31, 2009 of $0.48 per share. Since this price is below the lowest price in the “Recommended Change of Control Values Chart,” the Service Providers would not receive such payments.

(4)	The Agreements provide for the greater of either a fixed amount, or the amount as determined by the “Recommended Change of Control Values Chart” for each Service Provider in the event that the change of control is not recommended by the Board of Directors; the fixed amount in the Agreements was the greater of the two numbers, thus this column reflects the fixed amount.

(5)	This value was determined based on the reserve value of the royalty interests as of December 31, 2009, and the reserve report prepared for the valuation of these interests used oil and gas prices of $44.46 per barrel of oil and $2.85 per thousand cubic feet of natural gas. Certain payment triggers for the Settlement Agreement could potentially overlap with the triggering event for each of the “Non-Renewal by Gasco,” “Termination by Gasco Without Cause or by Service Provider for Approved Reasons,” “Change of Control Recommended by Board of Directors,” and the “Change of Control Not Recommended by Board of Directors” columns, where the Settlement Agreement amount would then be paid in addition to the amounts listed and payable pursuant to the Agreements.

(6)	Ms. Herald and Mr. Wilson held 203,740 and 198,908 unexercisable stock options under the Stock Option Plan as of December 31, 2009, respectively. Each stock option’s exercise price was between $0.50 and $3.10 per share. As the closing stock price on December 31, 2009 was $0.53 per share, the additional value in the table above for the acceleration of vesting for the stock options that were not “underwater” is $1,630 for Ms. Herald and $360 for Mr. Wilson.

(7)	Mr. Erickson resigned effective January 27, 2010, and due to the voluntary nature of his resignation he did not receive the payments described in the table above. See Item 8 — Financial Statement and Supplementary Data, Note 15 — “Commitments” of the Notes to Consolidated Financial Statements included in the Original 10-K Filing.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table shows information with respect to the beneficial ownership of our Common Stock as of April 23, 2010 by: (i) any individual, partnership or corporation that is known to us, solely by reason of our examination of Schedule 13D and 13G filings made with the SEC, to be the beneficial owner of more than 5% of each class of Gasco shares issued and outstanding, (ii) each director, director nominee and Named Executive Officer (as such term is defined below) of Gasco and (iii) all directors and executive officers of Gasco as a group. As of April 23, 2010, we had 107,715,897 shares of Common Stock outstanding. If a person or entity listed in the following table is the beneficial owner of less than one percent of our Common Stock outstanding, this fact is indicated by an asterisk in the table. Unless otherwise noted, each person listed has sole voting and dispositive power over the shares indicated, and the address of each stockholder is the same as our address. The number of shares beneficially owned by a person includes the common shares that are issuable upon conversion of the 5.50% Convertible Senior Notes due 2011, (“Convertible Notes”), which are convertible at any time by the holder thereof. These shares are deemed outstanding for the purpose of computing their percentage ownership but are not outstanding for the purposes of computing the percentage ownership of any other person. The number of shares beneficially owned by a person also includes shares that are subject to stock options that are exercisable within 60 days of April 23, 2010. These shares are also deemed outstanding for the purpose of computing their percentage ownership. These shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares
Name & Address of	Beneficially Owned	Percent of Class
5% or Greater Holders
AQR Capital Management, LLC(1) Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	7,025,000	6.1%
Directors and Executive Officers
Marc Bruner (2) (3)	4,203,088	3.9%
W. King Grant (2)	1,302,037	1.2%
Michael K. Decker (2)	795,176	*
Charles B. Crowell (2)	726,009	*
Peggy A. Herald (2)	487,667	*
Richard J. Burgess (2) (4)	451,751	*

	Number of Shares
Name & Address of	Beneficially Owned	Percent of Class
Carmen J. (Tony) Lotito (2)	437,501	*
Richard S. Langdon (2)	369,608	*
Charles H. Wilson (2)	256,325	*
John A. Schmit (2)	242,085	*
All Directors and Executive Officers as a Group (10 persons) (2) (3) (4)	92,271,247	8.2%

(1)	According to a Schedule 13G/A filed by AQR Capital Management, LLC on February 5, 2010,AQR Capital Management, LLC exercises voting and dispositive power over the securities comprised of 7,025,000 shares of common stock issuable upon the conversion of $28,100,000 of 5.5% Convertible Notes.

(2)	The following number of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2010 are included in the amounts shown: Mr. Bruner, 1,191,666 shares; Mr. Grant, 911,581 shares; Mr. Decker, 672,415 shares; Mr. Crowell, 547,917 shares; Ms. Herald, 467,492 shares; Mr. Burgess, 318,751 shares; Mr. Lotito, 437,501 shares; Mr. Langdon, 368,751 shares; Mr. Wilson, 256,325 shares; and Mr. Schmit, 227,085 shares.

(3)	The common stock held by Mr. Bruner includes 8,707 shares of common stock that is held by Resource Venture Management, which is a company owned by Mr. Bruner.

(4)	The common stock held by Mr. Burgess includes 40,000 shares of common stock held in a trust for Mr. Burgess’ wife of which he is the trustee.
Equity Compensation Plans
The table below provides information relating to our equity compensation plans as of December 31, 2009.

	Number of securities to				Number of securities remaining
	be issued upon exercise		Weighted average exercise price		available for future issuance
	of outstanding options,		of outstanding options, warrants		(excluding securities reflected in
Plan Category	warrants and rights		and rights		column)

Equity compensation plans approved by security holders
Stock option plan	9,495,672	(2)	$1.85		1,275,918	(1)
Restricted stock plan	140,500	(3)	N/A		326,750
Equity compensation plans not approved by security holders	2,601,000		$1.70		—	(4)

Total	12,237,172		$1.82	(5)	1,602,668

(1)	As of December 31 of each year, the number of shares of common stock issuable under our stock option plan automatically increases so that the number of shares of common stock issuable under the plan will be equal to 10% of the total number of shares of common stock outstanding on that date.

(2)	Shares issued under the stock option plan vest at varying schedule within one to five years of the grant date, provided in each case the holder remains employed by us.

(3)	The restricted shares vest at varying schedules within three to five years from the date of the award, provided the holder remains employed by us.

(4)	The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to our directors, consultants and employees as summarized below. The common stock options vest between zero and two years of the date of issue and expire during the period from 2011 through 2013. The exercise prices of these options range from $1.00 per share to $3.00 per share. Since these options were issued pursuant to individual compensation arrangements, there are no options available under any plan for future issuance. The material terms of these options are as follows:

Options Issued to:	Number of Options	Exercise Price	Vesting Dates	Expiration Dates
Employees	1,526,000	$1.00 — $3.00	2001 — 2003	2011 — 2013
Consultants	50,000	$1.80	2001	2011
Directors	1,025,000	$2.00	2001	2011

Total Issued	2,601,000

(5)	Weighted average exercise price of options to purchase a total of 12,096,672 shares of common stock.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Our “Corporate Code of Business Conduct and Ethics,” which is available on our Internet website at www.gascoenergy.com, addresses our policies and procedures for dealing with transactions with affiliates. We obtain full, excluding any interested director or executive officer, Board approval of any transaction with a director, executive officer or other affiliate of Gasco or where a conflict of interest could exist. A complete description of the transaction, including the services or products to be provided, the financial components related to the services or products, the nature of the relationship of the entity involved in the transaction, and any other contractual obligations related to the transaction, is presented to the Board for their review. If deemed appropriate, the Board will then indicate their approval of the transaction with a written resolution.
Marc A. Bruner Strategic Consulting Agreement. We entered into a Strategic Consulting Agreement with Mr. Bruner, effective January 2, 2003, that expires on January 31, 2011. The agreement is automatically extended each year for an additional one year-term from the next anniversary date unless we notify Mr. Bruner in writing at least 120 days prior to the next anniversary date that we will not be renewing the agreement on the next anniversary date.

Effective January 1, 2007, Mr. Bruner agreed to reduce his annual fee to amount he would earn as a director and to waive his right to receive his annual bonus. There is no agreement or understanding for him to recover any of this compensation in the future. The agreement provided for the award to Mr. Bruner of 187,500 shares of Common Stock of Gasco from a restricted stock plan in exchange for the surrender by Mr. Bruner of vested options to purchase 150,000 shares of Common Stock at $3.15 per share, 50,000 shares of Common Stock at $3.00 per share and 925,000 shares of Common Stock at $2.00 per share. Mr. Bruner also had the right to receive 25% of all option grants made by us each calendar year during the term of the agreement. Mr. Bruner waived this right with respect to all option grants during 2009, 2008 and 2007. In addition, the agreement provides that each year Mr. Bruner and Gasco shall mutually agree on a performance-based bonus plan for Mr. Bruner. The agreement also contains non-compete provisions in the event of the termination of the agreement.
Mr. Bruner’s agreement also provides for certain payments in the event that the agreement is terminated for any reason other than his voluntary termination, death, disability or termination for cause. In the event that Mr. Bruner’s agreement is terminated by us without cause or due to certain change of control events, Mr. Bruner is entitled to receive an amount equal to his annual fee for the remaining term of the agreement plus an additional cash payment of $500,000. If the termination occurs at anytime when the average closing price for our Common Stock for the 30 trading days prior to termination is equal to between $1.50 per share and $1.99 per share, the additional cash payment will increase to $1,000,000. This payment will be further increased as such average closing price increases, up to a maximum of $3,500,000 if such average closing price is greater than $3.50 per share. If the termination is because of a change of control of Gasco, the additional cash payment will be based on the consideration per share paid to our shareholders in connection with the change of control instead of the market price of our common stock.
We paid consulting fees of $49,500 during the year ended December 31, 2009 and $48,000 in consulting fees each of the years ended December 31, 2008 and 2007 either directly to Mr. Bruner or to a company owned by Mr. Bruner pursuant to the Strategic Consulting Agreement described above. We are committed to pay consulting fees of $48,000 per year to Mr. Bruner or his company through January 31, 2011.
In addition to the Strategic Consulting Agreement, Mr. Bruner has entered into a Termination and Settlement Agreement with Gasco (the “Settlement Agreement”). The Settlement Agreement governs the agreement between Gasco and Mr. Bruner. Pursuant to the Settlement Agreement, Mr. Bruner transferred to Gasco, for no consideration, his right, title, and interest in any working, royalty, overriding royalty, mineral or other interests located in the states of Utah and Wyoming that he received pursuant to a distribution agreement previously entered into between each of the parties. For Mr. Bruner, these interests range between .06% and 0.6% of our working interest in certain of its Utah and Wyoming properties. In the Settlement Agreement, Gasco has agreed to convey overriding royalty interests to Mr. Bruner in the event that (i) it sells all or substantially all of its interest in any properties subject to the transferred interests, (ii) certain change of control (as defined in the Settlement Agreement) events occur, or (iii) upon the termination of the Strategic Consulting Agreement between Gasco and Mr. Bruner. To show an example of the value of this Settlement Agreement, assuming a termination of such Strategic Consulting Agreement or a change of control occurring on December 31, 2009, the present value of the future cash flows from the overriding royalty interests for Mr. Bruner, discounted at 10%, would be $229,577. This value was determined based on the reserve value of the royalty interests as of December 31, 2009, and the reserve report prepared for the valuation of this interest used oil and gas prices of $44.46 per barrel of oil and $2.85 per thousand cubic feet of natural gas.

Director Independence
The Board has determined that each of our Directors other than Mr. Crowell is independent. To be “independent” under the rules and regulations of the NYSE AMEX (successor to the American Stock Exchange), a director may not, other than in his or her capacity as a member of the audit committee, board of directors or other board committee, (i) accept directly or indirectly any consulting, advisory or other compensatory fee from Gasco or any of its subsidiaries, provided that compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with Gasco (provided that such compensation is not contingent in any way on continued service); (ii) accept any compensation other than the exceptions described previously in excess of $120,000 during any period of twelve consecutive months within in the three years preceding the determination of independence; or (iii) be an affiliated person of Gasco or any of its subsidiaries.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES
AUDIT FEES SUMMARY
Audit fees relate to the quarterly reviews, the financial statement and internal control audit for the years ended December 31, 2009 and 2008 and all other services provided in connection with the statutory and regulatory filings during these fiscal years.
The following table summarizes the fees paid to KPMG LLP for audit services provided during the periods presented.

	For the Year Ended
	December 31,
	2009	2008
Audit Fees	$350,000	$323,899
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$403,720	$398,919

The Audit Committee pre-approves all of the fees associated with our audit and tax engagements. During the course of the year, if additional non-audit services are identified, these services are presented to the Audit Committee for pre-approval. All fees incurred during the years ended December 31, 2009 and 2008 were approved by the full Audit Committee. The Audit Committee and the Board considered the services listed above to be compatible with maintaining the accountants’ independence.

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following is a list of exhibits filed or furnished (as indicated) as part of this Form 10-K/A. Where so noted, exhibits that were previously filed are incorporated herein by reference.

(a)	1. Financial Statements — Gasco’s financial statements were previously filed.
2. Financial Statement Schedules — none.
3. Exhibits — See Index to Exhibits, below.

INDEX TO EXHIBITS

1.1	Underwriting Agreement dated April 13, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

4.1	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.2	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated herein by reference to Exhibit A to Exibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.3	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporated herein by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.4	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 31, 2006, File No. 001-32369).
4.5	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 31, 2006, File No. 001-32369).

4.6	First Amendment to the Credit Agreement dated April 22, 2008 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.13 to the Company’s Form 10-Q dated March 31, 2008, filed May 6, 2008, File No. 001-32369).

4.7	Second Amendment to the Credit Agreement, dated as of December 10, 2008, by and among by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 12, 2008, filed on December 12, 2008, File No. 001-32369).

4.8	Third Amendment to the Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 15, 2009, File No. 001-32369).

4.9	Fourth Amendment to the Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated July 7, 2009, File No. 001-32369).

4.10	Fifth Amendment to the Credit Agreement, dated as of August 28, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated August 31, 2009, File No. 001-32369).

4.11	Sixth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated October 1, 2009, File No. 001-32369).

4.12	Seventh Amendment to the Credit Agreement, dated as of October 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 10-Q dated September 30, 2009, File No. 001-32369).

4.13	Eighth Amendment to the Credit Agreement, dated as of December 1, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated December 1, 2009, File No. 001-32369).

4.14	Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, File No. 001-32369).

4.15	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

# 10.1	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).

# 10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated herein by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

# 10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.8	2003 Restricted Stock Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

#10.11	Form of Amendment to Gasco Energy, Inc. Employment Agreement, dated as of December 31, 2008, and effective as of January 1, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 7, 2009, filed January 7, 2009, File No. 001-32369).

#10.12	Form of Second Amendment to Gasco Energy, Inc. Employment Agreement, dated as of January 22, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 001-32369).

10.13	Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 3, 2010).

10.14	Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2010).

10.15	Gas Gathering and Processing Agreement, effective March 1, 2010, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010).

*24.1	Power of Attorney (included on the signatures pages hereto).

23.1	Consent of Netherland, Sewell & Associates, Inc. (incorporated herein by reference to Exhibit 23.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 3, 2010, File No. 001-32369).

23.2	Consent of KPMG (incorporated herein by reference to Exhibit 23.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 3, 2010, File No. 001-32369).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Report of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.(incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 3, 2010, File No. 001-32369).

*	Filed herewith.

#	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.	Dated: April 27, 2010

By:	/s/ W. King Grant
W. King Grant, President and CFO

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints W. King Grant, acting individually, as attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Crowell	Director and Chief Executive Officer	April 27, 2010
Charles B. Crowell	(Principal Executive Officer)

/s/ Marc A. Bruner Marc A. Bruner	Director	April 27, 2010

/s/ W. King Grant	President and Chief Financial Officer	April 27, 2010
W. King Grant	(Principal Financial Officer)

/s/ Carmen Lotito Carmen (“Tony”) Lotito	Director	April 27, 2010

/s/ Richard S. Langdon Richard S. Langdon	Director	April 27, 2010

/s/ R. J. Burgess R.J. Burgess	Director	April 27, 2010

Signature	Title	Date

/s/ John A. Schmit John A. Schmit	Director	April 27, 2010

/s/ Peggy A. Herald	Vice President and Chief Accounting Officer	April 27, 2010
Peggy A. Herald	(Principal Accounting Officer)

INDEX TO EXHIBITS

1.1	Underwriting Agreement dated April 13, 2007, between Gasco Energy, Inc. and JP Morgan Securities Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K dated April 9, 2007, filed April 13, 2007, File No. 001-32369).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

4.1	Indenture dated as of October 20, 2004, between Gasco Energy, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.2	Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated herein by reference to Exhibit A to Exibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

4.3	Registration Rights Agreement dated October 20, 2004, among Gasco Energy, Inc., J.P. Morgan Securities Inc. and First Albany Capital Inc (incorporated herein by reference to Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 filed on November 12, 2004, File No. 000-26321).

4.4	Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed March 31, 2006, File No. 001-32369).

4.5	Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 31, 2006, File No. 001-32369).

4.6	First Amendment to the Credit Agreement dated April 22, 2008 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.13 to the Company’s Form 10-Q dated March 31, 2008, filed May 6, 2008, File No. 001-32369).

4.7	Second Amendment to the Credit Agreement, dated as of December 10, 2008, by and among by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 12, 2008, filed on December 12, 2008, File No. 001-32369).

4.8	Third Amendment to the Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 15, 2009, File No. 001-32369).

4.9	Fourth Amendment to the Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated July 7, 2009, File No. 001-32369).

4.10	Fifth Amendment to the Credit Agreement, dated as of August 28, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated August 31, 2009, File No. 001-32369).

4.11	Sixth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated October 1, 2009, File No. 001-32369).

4.12	Seventh Amendment to the Credit Agreement, dated as of October 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 10-Q dated September 30, 2009, File No. 001-32369).

4.13	Eighth Amendment to the Credit Agreement, dated as of December 1, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated December 1, 2009, File No. 001-32369).

4.14	Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, File No. 001-32369).

4.15	Voting Agreement dated September 20, 2006 by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 20, 2006, filed September 21, 2006, File No. 001-32369).

# 10.1	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).

# 10.2	Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.3	Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.4	Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated herein by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

# 10.5	Michael Decker Amended and Restated Employment Contract dated February 14, 2003 (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.6	Mark A. Erickson Amended and Restated Employment Contract dated February 14, 2003 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.7	Amended and Restated Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 29, 2003, File No. 000-26321).

# 10.8	2003 Restricted Stock Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.10	Employment Agreement dated February 14, 2005 by and between Gasco Energy, Inc. and W. King Grant (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, File No. 001-32369).

#10.11	Form of Amendment to Gasco Energy, Inc. Employment Agreement, dated as of December 31, 2008, and effective as of January 1, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 7, 2009, filed January 7, 2009, File No. 001-32369).

#10.12	Form of Second Amendment to Gasco Energy, Inc. Employment Agreement, dated as of January 22, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 001-32369).

10.13	Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 3, 2010).

10.14	Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2010).

10.15	Gas Gathering and Processing Agreement, effective March 1, 2010, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010).

*24.1	Power of Attorney (included on the signatures pages hereto).

23.1	Consent of Netherland, Sewell & Associates, Inc. (incorporated herein by reference to Exhibit 23.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 3, 2010, File No. 001-32369).

23.2	Consent of KPMG (incorporated herein by reference to Exhibit 23.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 3, 2010, File No. 001-32369).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Report of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.(incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 3, 2010, File No. 001-32369).

*	Filed herewith.

#	Identifies management contracts and compensatory plans or arrangements.