Form 10-Q
period 2010-03-31
GASCO ENERGY INC
filed 2010-05-04
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-32369
GASCO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204105 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of common shares outstanding as of May 4, 2010: 107,728,798

ITEM I – FINANCIAL STATEMENTS
PART 1 – FINANCIAL INFORMATION
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,531,243	$10,577,340
Accounts receivable
Joint interest billings	1,073,795	857,405
Revenue	2,650,887	2,979,726
Inventory	1,036,598	1,019,913
Derivative instruments	963,425	—
Prepaid expenses	647,068	292,421

Total	11,903,016	15,726,805

PROPERTY, PLANT AND EQUIPMENT, at cost Oil and gas properties (full cost method)
Proved properties	254,997,891	254,682,870
Unproved properties	39,046,706	38,638,936
Facilities and equipment	971,890	971,890
Furniture, fixtures and other	333,049	333,049

Total	295,349,536	294,626,745
Less accumulated depletion, depreciation, amortization and impairment	(228,168,110)	(227,291,163)

Total	67,181,426	67,335,582
Assets held for sale, net of accumulated depreciation	—	20,155,544

Total	67,181,426	87,491,126

OTHER ASSETS
Deposit	639,500	139,500
Note receivable	500,000	500,000
Deferred financing costs	710,266	884,282

Total	1,849,766	1,523,782

TOTAL ASSETS	$80,934,208	$104,741,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$671,380	$1,110,259
Revenue payable	2,612,335	2,245,545
Advances from joint interest owners	1,078,190	—
Current portion of long-term debt	5,544,969	—
Derivative instruments	—	1,932,513
Accrued interest	1,737,859	844,108
Accrued expenses	946,000	1,215,106

Total	12,590,733	7,347,531

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	65,000,000
Long-term debt	—	34,544,969
Deferred income from sale of assets	3,019,920	—
Derivative instruments	—	761,092
Asset retirement obligation related to assets held for sale	—	206,595
Asset retirement obligation	1,080,514	1,054,370
Deferred rent expense	14,046	20,555

Total	69,114,480	101,587,581

STOCKHOLDERS’ DEFICIT
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 107,802,498 shares issued and 107,728,798 outstanding as of March 31, 2010 and 107,789,597 shares issued and 107,715,897 outstanding as of December 31, 2009	10,780	10,779
Additional paid-in capital	221,867,402	221,327,257
Accumulated deficit	(222,518,892)	(225,401,140)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	(771,005)	(4,193,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$80,934,208	$104,741,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Gas	$5,125,900	$3,911,051
Oil	659,693	260,971
Gathering	595,942	875,201
Rental income	—	366,399

Total	6,381,535	5,413,622

OPERATING EXPENSES
Lease operating	942,188	691,937
Gathering operations	375,848	707,514
Transportation and processing	239,255	—
Depletion, depreciation, amortization and accretion	876,599	2,582,970
Impairment	—	41,000,000
Inventory loss	4,643	121,000
Contract termination fee	—	4,701,000
General and administrative	3,086,083	1,860,046

Total	5,524,616	51,664,467

OTHER INCOME (EXPENSE)
Interest expense	(1,351,162)	(1,158,729)
Derivative gains	3,344,485	3,542,626
Amortization of deferred income from sale of assets	16,871	—
Interest income	15,135	1,702

Total	2,025,329	2,385,599

NET INCOME (LOSS)	$2,882,248	$(43,865,246)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.03	$(0.41)

DILUTED	$0.03	$(0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC	107,594,077	107,519,292

DILUTED	107,594,077	107,519,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,882,248	$(43,865,246)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	850,847	43,556,435
Accretion of asset retirement obligation	25,752	26,535
Stock-based compensation	542,006	505,317
Change in fair value of derivative instruments, net	(3,657,030)	(688,816)
Amortization of deferred rent expense	(6,509)	(6,509)
Amortization of deferred financing costs	174,016	142,294
Inventory loss	4,643	121,000
Amortization of deferred income from sale of assets	(16,871)
Changes in operating assets and liabilities:
Accounts receivable	112,449	1,181,742
Inventory	(16,685)	1,672,308
Prepaid expenses	(354,647)	79,236
Accounts payable	(390,810)	631,066
Revenue payable	366,793	(1,707,081)
Accrued interest	893,751	703,039
Accrued expenses	(269,106)	16,000

Net cash provided by operating activities	1,140,847	2,367,320

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	(2,015,134)	(7,033,680)
Proceeds from sale of assets	24,250,000	—
Increase (decrease) in advances from joint interest owners	1,078,190	(259,345)

Net cash provided (used in) by investing activities	23,313,056	(7,293,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	13,000,000
Repayment of borrowings	(29,000,000)	—
Payment of deposit	(500,000)	—

Net cash (used in) provided by financing activities	(29,500,000)	13,000,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,046,097)	8,074,295

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,577,340	1,053,216

END OF PERIOD	$5,531,243	$9,127,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
NOTE 1 — ORGANIZATION
Gasco Energy, Inc. (“Gasco,” the “Company,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently focusing its operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.
The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended (“2009 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 “Significant Accounting Policies,” included in the Company’s 2009 10-K.
The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany transactions have been eliminated.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized internal costs of $18,635 during the three months ended March 31, 2009 and none during the three months ended March 31, 2010. Additionally, the Company capitalized stock compensation expense related to its drilling consultants as further described in Note 5 “Stock-Based Compensation” herein. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment are computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $39,046,706 as of March 31, 2010 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.
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
Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion (full cost pool) and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value if lower of unproved properties and the costs of any properties not being amortized, if any, net of income taxes (ceiling limitation). Should the full cost pool exceed this ceiling limitation, an impairment is recognized. The present value of estimated future net revenues is computed by applying the average, first-day-of—the- month oil and gas price during the 12-month period ended March 31, 2010 to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of December 31, 2009, the oil and gas accounting rules were revised. Prior to this date, proved oil and gas reserves were determined using the period-end price and subsequent commodity price increases could be utilized to calculate the ceiling value.
As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf, by $41,000,000. Therefore, an impairment expense of $41,000,000 was recorded during the three months ended March 31, 2009. No impairment expense was recorded during the three months ended March 31, 2010.

Facilities and Equipment
The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits were depreciated using the straight-line method over their estimated useful lives of twenty-five years. The costs of water disposal into the evaporation pits was charged to wells operated by Gasco and, therefore, the net income attributable to the outside working interest owners from the evaporation pits of $106,433 and $1,881 was recorded as a credit to proved properties during the three months ended March 31, 2010 and 2009, respectively. These facilities were sold during February 2010 as described in Note 3 “Asset Sales and Purchases.”
The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years for the equipment, twenty years for the drilling rig (sold in June 2009) and twenty five years for the facilities. The rental of the equipment owned by Gasco is charged to the wells that are operated by Gasco and, therefore, the net income or (expense) attributable to the outside working interest owners from the equipment rental of $(26,310) and $42,435 was recorded as an adjustment to proved properties during the three months ended March 31, 2010 and 2009, respectively.
Deferred Income from Sale of Assets
The deferred income from sale of assets represents the excess of proceeds received over the carrying value that was recorded in connection with the sale of the Company’s gathering assets and evaporative facilities in February 2010 as further described in Note 3 “Asset Sales and Purchases.” This income will be amortized over the fifteen-year terms of the gathering and salt water disposal contracts which were entered into at the time of the sale.
Derivatives
The Company uses derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all derivative instruments at fair value within the accompanying unaudited consolidated balance sheets. Changes in fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Management has decided not to use hedge accounting under the accounting guidance for its derivatives and therefore, the changes in fair value are recognized in earnings.
Asset Retirement Obligation
The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties, gathering assets or evaporative facility costs (see earlier discussion of assets held for sale) in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method. Amounts added to gathering assets were depleted using the units-of-production method and the evaporative facilities were depreciated on a straight-line basis over the life of the assets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. Asset retirement liability is allocated to operating expense using a systematic and rational method. The information below presents the changes in the value of the asset retirement obligation for the periods presented.

	Three Months Ended March 31,
	2010	2009
Balance beginning of period	$1,260,965	$1,150,179
Liabilities incurred	2,100	225
Property dispositions	(208,303)	—
Accretion expense	25,752	26,535

Balance end of period	$1,080,514	$1,176,939

Off Balance Sheet Arrangements
From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2010, the off-balance sheet arrangements and transactions that the Company had entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
The 16,250,000 shares of common stock that would have been issued upon conversion of the 5.50% Convertible Senior Notes due 2011 issued on October 20, 2004 (the “Convertible Notes”) have been excluded from the diluted weighted average shares outstanding during all periods because the inclusion of such shares would have been anti-dilutive. For the three months ended March 31, 2010 and 2009, 11,973,297 and 11,029,237 options to purchase common stock, respectively, were also excluded from the diluted weighted average shares outstanding because the exercise of these options would have been anti-dilutive. Total common stock equivalents of 28,223,297 and 27,279,237 for the three months ended March 31, 2010 and 2009, respectively, have been excluded from the computation of diluted net income (loss) per share.
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
Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net income for the period presented.
Recently Issued Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 8 “Fair Value Measurement” for further details regarding the Company’s assets and liabilities measured at fair value.
NOTE 3 — ASSET SALES AND PURCHASES
     Sale of Gathering Assets
On February 26, 2010, the Company completed the sale (the “Closing”) of materially all of the assets (the “Asset Sale”) comprising its gathering system and its evaporative facilities, located in Uintah County, Utah (the “Gathering Assets”), to Monarch Natural Gas, LLC (“Monarch”)

pursuant to an Asset Purchase Agreement dated January 29, 2010 (the “Purchase Agreement”). At Closing, the Company received total cash consideration of $23 million from Monarch, the entirety of which was used to repay amounts outstanding under its Credit Facility.
Pursuant to the Purchase Agreement, simultaneous with Closing, Gasco entered into (i) a transition services agreement with Monarch pursuant to which the Company is providing certain services relating to the operation of the Gathering Assets to Monarch for a six-month term commencing at Closing; (ii) a gas gathering agreement with Monarch pursuant to which the Company dedicated its natural gas production from all of its Utah acreage for a minimum fifteen-year period and Monarch will provide gathering, compression and processing services utilizing the Gathering Assets to the Company; and (iii) a salt water disposal services agreement with Monarch pursuant to which the Company may deliver salt water produced by its operations to the evaporative facilities that Monarch acquired in the Asset Sale for a minimum 15-year period. The Purchase Agreement is subject to customary post-closing terms and conditions for transactions of this size and nature.
The Company recognized deferred income of approximately $3 million on the Asset Sale which will be amortized over the fifteen-year terms of the gathering and salt water disposal contracts with Monarch.
The following pro forma information is presented as if the Asset Sale had an effective date of January 1, 2009.

	For the Three Months
	Ended March 31,
	2010	2009
Revenue as reported	$6,381,535	$5,413,622
Less: revenue from sale of Gathering Assets	595,942	875,201

Pro forma revenue	$5,785,593	$4,538,421

Net income (loss) as reported	$2,882,248	$(43,865,246)
Less: operating income (loss) from Gathering Assets	220,094	(1,070,260)

Pro forma net income (loss)	$3,102,342	$(42,794,986)

Net income (loss) per share basic and diluted as reported	$0.03	$(0.41)
Less net income (loss) per share basic and diluted from sale of Gathering Assets	0.00	(0.01)

Pro forma net income (loss) per share basic and diluted	$0.03	$(0.40)

     Acquisition of Petro-Canada Assets
On February 25, 2010, the Company completed the acquisition of two wells and certain oil and gas leases (the “Petro-Canada Assets”) from Petro-Canada Resources (USA) Inc., a Colorado corporation (“Petro-Canada”), for a purchase price of approximately $482,000, subject to customary post-closing terms and conditions for transactions of this size and nature. The sale was made pursuant to a definitive agreement dated February 4, 2010 by and between Gasco and

Petro-Canada. The Petro-Canada Assets include one producing well, one shut in well with recompletion potential and 5,582 gross and net acres located in Utah west of our Gate Canyons operating area. This acquisition was funded with cash flows from operating activities.
     Sale of Partial Working Interest in Producing Wells
On March 19, 2010, Gasco closed the sale of a partial working interest in 32 wells for $1.25 million. The 32 wells were part of a joint venture project that was started in 2002 under which each of the participants received a net profits interest in these wells for a period of twelve years from initial production date. Gasco agreed to sell its interest in these wells related to the period subsequent to the initial twelve year period to one of the joint venture participants and to convert the purchaser’s net profits interest into a working interest. The proceeds received were recorded as a credit to the full cost pool during the three months ended March 31, 2009.
NOTE 4 — DERIVATIVES
As of March 31, 2010 and December 31, 2009, natural gas derivative instruments consisted of two swap agreements for 2009 through March 2011 gas production. The following table details the fair value of the derivatives recorded in the consolidated balance sheets, by category:

	Location on Consolidated	Fair Value at
	Balance Sheets	March 31, 2010	December 31, 2009
Natural gas derivative contracts	Current assets	$963,425	$—
Natural gas derivative contracts	Current liabilities	—	1,932,513
Natural gas derivative contracts	Noncurrent liabilities	—	761,092
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
The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Realized (losses) gains on derivative instruments	$(312,545)	$2,853,810
Change in fair value of derivative instruments, net	3,657,030	688,816

Total realized and unrealized gains recorded	$3,344,485	$3,542,626

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains.

The Company’s swap agreements for 2010 through March 2011 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (a)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	4/10 — 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	4/10 — 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	4/11 — 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire contract period from June 2009 through March 2011.
NOTE 5 — STOCK-BASED COMPENSATION
The Company has outstanding common stock options and restricted stock issued under its equity incentive plans (see Note 6 “Stock-Based Compensation” to the consolidated financial statements in the Company’s 2009 10-K for additional information). The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period.
During the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Three Months Ended
	March 31,
	2010	2009
Total stock-based compensation	$540,146	$507,308
Consultant compensation (expense) reduction in expense capitalized as proved property	1,860	(1,991)

Stock-based compensation expense	$542,006	$505,317

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair market value on that date. Stock-based non-employee compensation expense (reduction in expense) was $(5,983) and $4,300 during the three months ended March 31, 2010 and 2009, respectively. Of these amounts, $(1,860) and $1,991 of compensation expense (reduction in expense) relating to drilling consultants were capitalized during the three months ended March 31, 2010 and 2009, respectively.
Stock Options
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2010 through March 31, 2010:

	Shares Underlying	Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2010	12,096,672	$1.82
Granted	175,000	$0.35
Exercised	—	—
Forfeited	(13,004)	$1.50
Cancelled	(285,371)	$2.65
Outstanding at March 31, 2010	11,973,297	$1.78
Exercisable at March 31, 2010	9,633,822	$1.95
During the three months ended March 31, 2010, the Company granted options to purchase 175,000 shares of common stock with an exercise price of $0.35 per share. The weighted average grant-date fair value of the options granted during the three months ended March 31, 2010 was $0.22 per share.
The following table summarizes information related to the outstanding and vested options as of March 31, 2009:

	Outstanding Options	Vested options
Number of shares	11,973,297	9,633,822
Weighted Average Remaining Contractual Life	3.96	3.73
Weighted Average Exercise Price	$1.78	$1.95
Aggregate intrinsic value	$4,000	$2,000
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the amount by which the market value of the Company’s stock at March 31, 2010 of $0.32 exceeds the exercise price of certain outstanding options.
The Company settles employee stock option exercises with newly issued common shares.
As of March 31, 2010, there was $1,192,107 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2.5 years.
Restricted Stock
The following table summarizes the restricted stock activity from January 1, 2010 through March 31, 2010:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2010	140,500	$2.39
Granted	—	—
Vested	(14,200)	$1.37
Forfeited	(5,700)	$1.96
Outstanding at September 30, 2009	120,600	$2.53

As of March 31, 2010, there was $162,436 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2.5 years.
NOTE 6 — CREDIT FACILITY
The Company’s $250 million revolving credit facility (“Credit Facility”) is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. Borrowings made under the Credit Facility are secured by a pledge of the capital stock of certain of the Company’s subsidiaries and mortgages on substantially all of the Company’s oil and gas properties. Interest on borrowings is payable monthly and principal is due at maturity on March 29, 2011.
On February 1, 2010, the Company entered into the Ninth Amendment to Credit Facility, pursuant to which the Credit Facility was amended to, among other things, (i) remove the scheduled redetermination of the borrowing base on or about January 30, 2010, with the effect that scheduled redeterminations for the year ended December 31, 2010 revert to the regular redetermination schedule of every six months on or about May 1 and November 1 of each year, and (ii) reduce the borrowing base to $16 million from $35 million by incremental fixed amounts in connection with certain contemplated asset sales, and, effective as of April 1, 2010, to automatically reduce the borrowing base to $16 million, regardless of whether any of the contemplated asset sales were consummated. The Ninth Amendment also provided for the release of certain liens relating to those assets that secure the Company’s obligations under the Credit Facility. Effective February 26, 2010, in connection with the consummation of the sale of the Gathering Assets and the application of the proceeds of $23 million therefrom to pay down outstanding borrowings, we elected to reduce the borrowing base to $16 million effective immediately as discussed in Note 3 — “Asset Sales and Purchases”.
The Ninth Amendment also increased the interest rate pricing grid by 25 basis points for Eurodollar based loans and for alternate base rate (“ABR”) priced loans effective February 1, 2010. Interest on borrowings under the Credit Facility accrues at variable interest rates at either a Eurodollar rate or an ABR. The Eurodollar rate is calculated as LIBOR plus an applicable margin that, as amended, varies from 2.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 3.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The ABR, as amended, is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBOR for a one month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Facility. However, under certain circumstances, the Lenders may require the Company to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans.
The Credit Facility requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Facility contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Sustained or lower oil and natural gas prices could reduce the Company’s consolidated EBITDAX and thus could reduce the Company’s ability to maintain existing levels of bank debt or incur additional indebtedness. Any failure to be in compliance with any material provision or covenant of the Credit Facility could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under the Credit Facility. Additionally, should the Company’s obligation to repay indebtedness under the Credit Facility be accelerated, the Company would be in default under the indenture governing the Convertible Notes, which would require repayment of the outstanding principal, interest and liquidated damages, if any, on such Convertible Notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, the Company will seek to obtain a waiver or amendment of the Credit Facility from the Lenders, and in the event that such waiver or amendment is not granted, the Company may be required to sell a portion of its assets or issue additional securities, which would be dilutive to the Company’s shareholders. Any sale of assets or issuance of additional securities may not be on terms acceptable to the Company.
As of March 31, 2010, the Company’s current and senior debt to EBITDAX ratios were 2.9:1.0 and 0.3:1.0, respectively, and the Company was in compliance with each of the covenants contained in the Credit Facility.
As of March 31, 2010, there were loans of $5,544,969 outstanding and letters of credit in the amount of $455,029 under the Credit Facility, which are considered usage for purposes of calculating availability and commitment fees. As of March 31, 2010 our available credit was approximately $10 million.
NOTE 7 — CONVERTIBLE SENIOR NOTES
On October 20, 2004 (the “Issue Date”), the Company closed the private placement of $65,000,000 in aggregate principal amount of its Convertible Notes pursuant to an Indenture dated as of October 20, 2004 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The amount sold consisted of $45,000,000 principal amount originally offered plus the exercise by the initial purchasers of their option to purchase an additional $20,000,000 principal amount. The Convertible Notes were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.
The Convertible Notes are convertible into Company common stock, $.0001 par value per share, at any time prior to maturity at a conversion rate of 250 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $4.00 per share), which is subject to certain anti-dilution adjustments.
Interest on the Convertible Notes accrues from the most recent interest payment date, and is payable in cash semi-annually in arrears on April 5th and October 5th of each year, and commenced on April 5, 2005. Interest is payable to holders of record on March 15th and September 15th immediately preceding the related interest payment dates, and is computed on the basis of a 360-day year consisting of twelve 30-day months.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
Level 1: Quoted prices are available in active markets for identical assets or liabilities;
Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flows models or valuations.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets	$—	$963,425	$—	$963,425

Liabilities:
Commodity derivatives	$—	$—	$—	$—
As of March 31, 2010, the Company’s derivative financial instruments are comprised of two natural gas swap agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are, therefore, considered level 2 in the fair value hierarchy. The Company determines the fair value of these swap contracts under the income approach using a discounted cash flows model. The valuation models require a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty in all of the Company’s derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 6 “Credit Facility” herein.
Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, Convertible Notes and long-term debt. With the exception of the note receivable, Convertible Notes and long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The carrying amount of long-term debt approximates the fair value due to its floating rate structure. The carrying amount of the Company’s note receivable approximates fair value based on current interest rates for similar instruments. Estimated fair values for Convertible Notes of $39,000,000 and $40,218,750 as of March 31, 2010 and December 31, 2009, respectively, have been determined using recent market quotes.

NOTE 9 — STATEMENT OF CASH FLOWS
During the three months ended March 31, 2010, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $2,100.

•	Reduction in stock-based compensation expense of $1,860 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $48,072.

•	Recognition of deferred income of $3,036,791 in connection with Asset Sale described in Note 3 “Asset Sales and Purchases.”
During the three months ended March 31, 2009, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $225.

•	Stock-based compensation of $1,991 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $3,360,300.
Cash paid for interest during the three months ended March 31, 2010 and 2009 was $283,145 and $372,243 respectively. There was no cash paid for income taxes during the three months ended March 31, 2010 and 2009.
NOTE 10 — LEGAL PROCEEDINGS
The Company is party to various litigation matters arising out of the normal course of business. The more significant litigation matters are summarized below. The ultimate outcome of these matters cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position, results of operations or cash flows.
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
Under the Purchase Agreement dated January 29, 2010 by which the Company sold its gathering system and its evaporative facilities located in Uintah County, Utah to Monarch, the Company retained the obligation to pay any civil penalty assessed and the capital cost of any equipment required to be installed pursuant to the consent decree, and the Company also agreed to reimburse Monarch for certain miscellaneous expenses incurred to finalize the consent decree and obtain certain changes to the Riverbend Compressor Station’s air permits that are required by the consent decree. Monarch and the Company contemplate that Monarch will become a party to the consent decree and will be responsible for implementing most of the consent decree requirements at the Riverbend Compressor Station other than the payment of a civil penalty and the installation of capital equipment. The Company believes that all necessary pollution control and other equipment likely to be required by the consent decree is already installed at the site or accounted for in the Company’s capital budget, and that any civil penalty that may be assessed in conjunction with a resolution of this matter and the other expenses required to finalize the consent decree and implement the requirements for which the Company is responsible will not materially affect the Company’s financial position or liquidity.
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
On February 5, 2010, counsel for the Company, Bruner, Jeffs, and plaintiffs filed an Agreed Motion for Dismissal with Prejudice of the Sweeney litigation. On February 9, 2010, the United States District Court for the Northern District of Illinois, Eastern Division entered a docket entry granting the parties’ Agreed Motion and dismissing the Sweeney litigation with prejudice. On February 10, 2010, a settlement payment was made to the Sweeney plaintiffs in connection with this dismissal with prejudice. On February 16, 2010, counsel for Gasco and Jeffs filed an Agreed Motion for Dismissal with Prejudice of the Jeffs litigation. On February 17, 2010, the United States District Court for the District of Colorado entered an Order of Dismissal with Prejudice. A settlement payment, which was accrued in the accompanying financial statements as of December 31, 2009, was made on February 17, 2010, following this dismissal with prejudice.
NOTE 11 — CONSOLIDATING FINANCIAL STATEMENTS
On August 22, 2008, Gasco filed a Form S-3 shelf registration statement with the SEC. Under this registration statement, which was declared effective on September 8, 2008, Gasco may from time to time offer and sell securities including common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of its subsidiaries: Gasco Production Company, San Joaquin Oil & Gas, Ltd., Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (collectively, the "Guarantor Subsidiaries"). Set forth below are the condensed consolidating financial statements of Gasco, which is referred to as the Parent, and the Guarantor Subsidiaries. In accordance with US GAAP the financial statements of the Parent would include an investment in its subsidiaries and the subsidiaries would include general and administrative expenses. These condensed statements are presented for information purposes only and do not purport to be the Parent’s balance sheet or statement of operations prepared under US GAAP.

and administrative expenses. These condensed statements are presented for information purposes only and do not purport to be the Parent’s balance sheet or statement of operations prepared under US GAAP.

Condensed Consolidating Balance Sheet
As of March 31, 2010
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$568,619	$4,962,624	$5,531,243
Accounts receivable	10,983	3,713,699	3,724,682
Inventory	—	1,036,598	1,036,598
Derivative instruments	963,425	—	963,425
Prepaid expenses	88,008	559,060	647,068

Total	1,631,035	10,271,981	11,903,016

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	76,270	254,921,621	254,997,891
Unproved mineral interests	1,054,096	37,992,610	39,046,706
Facilities and equipment	—	971,890	971,890
Furniture, fixtures and other	333,049	—	333,049

Total	1,463,415	293,886,121	295,349,536
Less accumulated depreciation, depletion and amortization	(266,285)	(227,901,825)	(228,168,110)

Total	1,197,130	65,984,296	67,181,426

OTHER ASSETS
Deposit	139,500	500,000	639,500
Note receivable	500,000	—	500,000
Deferred financing costs	710,266	—	710,266
Intercompany	211,249,863	(211,249,863)	—

Total	212,599,629	(210,749,863)	1,849,766

TOTAL ASSETS	$215,427,794	$(134,493,586)	$80,934,208

Condensed Consolidating Balance Sheet
As of March 31, 2010
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$48,059	$623,321	$671,380
Revenue payable	—	2,612,335	2,612,335
Advances from joint interest owners	—	1,078,190	1,078,190
Current portion of long-term debt	5,544,969	—	5,544,969
Accrued interest	1,737,859	—	1,737,859
Accrued expenses	946,000	—	946,000

Total	8,276,887	4,313,846	12,590,733

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Deferred income from sale of assets	—	3,019,920	3,019,920
Asset retirement obligation	—	1,080,514	1,080,514
Deferred rent expense	14,046	—	14,046

Total	65,014,046	4,100,434	69,114,480

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,780	—	10,780
Other	142,126,081	(142,907,866)	(781,785)

Total	142,136,861	(142,907,866)	(771,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$215,427,794	$(134,493,586)	$80,934,208

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

Condensed Consolidating Balance Sheet
As of December 31, 2009
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$209,153	$901,106	$1,110,259
Revenue payable	—	2,245,545	2,245,545
Derivative instruments	1,932,513	—	1,932,513
Accrued interest	844,108	—	884,108
Accrued expenses	1,215,106	—	1,215,106

Total	4,200,880	3,146,651	7,347,531

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	34,544,969	—	34,544,969
Derivative instruments	761,092	—	761,092
Asset retirement obligation related to assets held for sale	—	206,595	206,595
Asset retirement obligation	—	1,054,370	1,054,370
Deferred rent expense	20,555	—	20,555

Total	100,326,616	1,260,965	101,587,581

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,780	—	10,780
Other	143,000,324	(147,204,503)	(4,204,179)

Total	143,011,104	(147,204,503)	(4,193,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$247,538,600	$(142,796,887)	$104,741,713

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended March 31, 2010	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$5,785,593	$5,785,593
Gathering	—	595,942	595,942

Total	—	6,381,535	6,381,535

OPERATING EXPENSES
Lease operating	—	942,188	942,188
Gathering operations	—	375,848	375,848
Transportation and processing	—	239,255	239,255
Depletion, depreciation, amortization and accretion	14,847	861,752	876,599
Inventory loss	—	4,643	4,643
General and administrative	3,086,083	—	3,086,083

Total	3,100,930	2,423,686	5,524,616

OTHER INCOME (EXPENSE)
Interest expense	(1,351,162)	—	(1,351,162)
Derivative gains	3,344,485	—	3,344,485
Amortization of deferred income from sale of assets	—	16,871	16,871
Interest income	198	14,937	15,135

Total	1,993,521	31,808	2,025,329

NET INCOME (LOSS)	$(1,107,409)	$3,989,657	$2,882,248

		Guarantor
For the Three Months Ended March 31, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$4,172,022	$4,172,022
Gathering	—	875,201	875,201
Rental income	—	366,399	366,399

Total	—	5,413,622	5,413,622

OPERATING EXPENSES
Lease operating	—	691,937	691,937
Gathering operations	—	707,514	707,514
Depletion, depreciation, amortization and accretion	16,883	2,566,087	2,582,970
Impairment	—	41,000,000	41,000,000
Loss on sale of assets, net	—	121,000	121,000
Contract termination fee	4,701,000	—	4,701,000
General and administrative	1,860,046	—	1,860,046

Total	6,577,929	45,086,538	51,664,467

OTHER INCOME (EXPENSE)
Interest expense	(1,158,729)	—	(1,158,729)
Derivative gain	3,542,626	—	3,542,626
Interest income	587	1,115	1,702

Total	2,384,484	1,115	2,385,599

NET INCOME (LOSS)	$(4,193,445)	$(39,671,801)	$(43,865,246)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Three Months Ended March 31, 2010	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$62,132,641	$(60,991,794)	$1,140,847

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	—	(2,015,134)	(2,015,134)
Increase in advances from joint interest owners	—	1,078,190	1,078,190
Proceeds from property sales	—	24,250,000	24,250,000

Net cash used in investing activities	—	23,313,056	23,313,056

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(29,000,000)	—	(29,000,000)
Payment of deposit	(500,000)	—	(500,000)
Intercompany	(32,747,925)	32,747,925	—

Net cash provided by financing activities	(62,247,925)	32,747,925	(29,500,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,284)	(4,930,813)	(5,046,097)
CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	683,903	9,893,437	10,577,340

END OF PERIOD	$568,619	$4,962,624	$5,531,243

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Three Months Ended March 31, 2009	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(4,567,071)	$6,934,391	$2,367,320

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	—	(7,033,680)	(7,033,680)
Advances from joint interest owners	—	(259,345)	(259,345)

Net cash used in investing activities	—	(7,293,025)	(7,293,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	—	13,000,000
Intercompany	(2,067,446)	2,067,446	—

Net cash provided by financing activities	10,932,554	2,067,446	13,000,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,365,483	1,708,812	8,074,295

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	501,511	551,705	1,053,216

END OF PERIOD	$6,866,994	$2,260,517	$9,127,511

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OEPRATIONS
Forward-Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward-looking statements used in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (“Quarterly Report”).
Overview
Gasco Energy, Inc. (“Gasco,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in these areas. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.
Recent Developments
     Sale of Gathering Assets
On February 26, 2010, we completed the sale (the “Closing”) of materially all of the assets (the “Asset Sale”) comprising our gathering system and our evaporative facilities, located in Uintah County, Utah (the “Gathering Assets”), to Monarch Natural Gas, LLC (“Monarch”) pursuant to an Asset Purchase Agreement dated January 29, 2010 (the “Purchase Agreement”). At Closing, we received total cash consideration of $23 million from Monarch, the entirety of which was used to repay amounts outstanding under our Credit Facility (discussed below).
Pursuant to the Purchase Agreement, simultaneous with Closing we entered into (i) a transition services agreement with Monarch pursuant to which we are providing certain services relating to the operation of the Gathering Assets to Monarch for a six-month term commencing at Closing; (ii) a gas gathering agreement with Monarch pursuant to which we dedicated our natural gas production from all of our Utah acreage for a minimum fifteen-year term and Monarch will provide gathering, compression and processing services utilizing the Gathering Assets to us; and (iii) a salt water disposal services agreement with Monarch pursuant to which we may deliver salt water produced by our operations for a minimum fifteen-year term to the evaporative facilities that Monarch acquired in the Asset Sale. The Purchase Agreement is subject to customary post-closing terms and conditions for transactions of this size and nature.

     Acquisition of Petro-Canada
On February 25, 2010, we completed the acquisition of certain oil and gas leases and lands (the “Petro-Canada Assets”) from Petro-Canada Resources (USA) Inc., a Colorado corporation (“Petro-Canada”), for a purchase price of approximately $482,000, subject to customary post-closing terms and conditions for transactions of this size and nature. The sale was made pursuant to a definitive agreement dated February 4, 2010 by and between us and Petro-Canada. The Petro-Canada Assets include one producing well, one shut-in well with recompletion potential and 5,582 gross and net acres located in Utah west of our Gate Canyon operating area. We funded this acquisition with cash flows from operating activities.
     Sale of Partial Working Interest in Producing Wells
On March 19, 2010, Gasco closed the sale of a partial working interest in 32 wells for $1.25 million. The 32 wells were part of a joint venture project that was started in 2004 under which each of the participants received a net profits interest in these wells for a period of twelve years from initial production date. Gasco agreed to sell the interest in these wells related to the period subsequent to the initial twelve year period to one of the joint venture participants and to convert their net profits interest into a working interest.
     Amendment to Credit Facility
On February 1, 2010, our $250 million revolving credit facility (the “Credit Facility”) was amended to, among other things, incrementally reduce our borrowing base by a fixed amount in connection with certain contemplated asset sales, including the sale of the Gathering Assets described above, and, effective as of April 1, 2010, to automatically reduce to $16 million, regardless of whether any of the contemplated asset sales were consummated. Effective February 26, 2010, in connection with the consummation of the Asset Sale and the application of the proceeds of $23 million therefrom to pay down outstanding borrowings under the Credit Facility, we elected to reduce the borrowing base to $16 million effective immediately. Following the $23 million debt repayment as well as an additional repayment of $6 million from cash on hand during March 2010, our available credit is approximately $10 million.
     Resignation of Former Chief Executive Officer; Appointment of Replacement
Effective January 27, 2010, our former Chief Executive Officer and President and member of Board of Directors (the “Board”), Mark Erickson, resigned such positions with us and any and all positions held with our subsidiaries. Mr. Erickson resigned on mutually agreeable terms to pursue other opportunities. Pursuant to a consulting agreement dated January 29, 2010 between us and Mr. Erickson, he is currently serving as a consultant for the Company for a nine-month term, which commenced on January 30, 2010, in order to assist in transition matters.
     On January 29, 2010, the Board appointed director Charles B. Crowell to serve as our interim Chief Executive Officer. He will also continue to serve as a director. Mr. Crowell will receive $25,000 a month in compensation for his service as interim Chief Executive Officer, and during such time he will not receive the compensation paid to nonexecutive members of the Board. W. King Grant was appointed to serve as President.

Impact of Current Credit Markets and Commodity Prices
The severe disruptions in the credit markets and reductions in global economic activity during 2008 and 2009 had significant adverse impacts on stock markets and oil and gas-related commodity prices, which contributed to a significant decline in our stock price and negatively impacted our future liquidity. We expect our liquidity will continue to be negatively affected in 2010 by the effects of this activity. The following discussion outlines the potential impacts that reduced commodity prices could have on our business, financial condition and results of operations.
Reduced Cash Flows from Operations Could Impact Our Ability to Fund Capital Expenditures and Meet Working Capital Needs
Oil and gas prices have declined significantly since historic highs in July 2008. To mitigate the impact of lower commodity prices on our cash flows, we entered into commodity derivative instruments through the first quarter of 2011 (see Note 4 “Derivatives” to the accompanying unaudited consolidated financial statements for further discussion). In the event that commodity prices stay depressed or decline further, our cash flows from operations would be reduced even taking into account our commodity derivative instruments for 2010 and 2011 and may not be sufficient when coupled with available capacity under our Credit Facility to meet our working capital needs or, in the event of a significant decline in commodity prices, fund our 2010 capital expenditure budget. This could cause us to alter our business plans, including further reducing our exploration and development plans.
We are operating under a preliminary capital budget subject to board approval for 2010 of $6 million which will be used primarily for the completion and recompletion projects on our existing wells. During the first quarter of 2010 we funded our operating activities with cash flows from operating activities and sales proceeds from the sale of a partial working interest in some of our wells. Based on current expectations, we intend to fund our budget entirely through cash flows from operations. Consequently, we will monitor spending and cash flows throughout the year and may accelerate or delay investment depending on commodity prices, cash flows expectations and changes in our borrowing capacity.
Effective February 26, 2010, our borrowing base under our Credit Facility was reduced to $16 million from $35 million and as of March 31, 2010, we had $5.5 million of outstanding borrowings thereunder. Our borrowing base could be further reduced in the future by our lenders. Though we anticipate funding our capital budget of $6 million for 2010 through cash flows from operations, an inability to access additional borrowings in excess of our $10 million of existing capacity under our Credit Facility will limit our ability to increase our operating budget and execute on our growth plans. The maturity of our Credit Facility and our outstanding $65 million 5.50% Convertible Senior Notes (“Convertible Notes”) occur in March and October of 2011, respectively. The lenders under our Credit Facility may elect not to extend the maturity of such facility without our having previously refinanced, restructured or repaid the Convertible Notes. Accordingly, an inability to refinance, restructure or repay such Convertible Notes prior to their maturity on terms acceptable to us may impair our ability to execute on future growth plans. Furthermore, the failure to refinance, restructure or repay such Convertible Notes or our Credit Facility prior to their maturities may impair our ability to obtain alternate sources of financing. Any refinancing, restructuring or repayment could cause substantial dilution to our stockholders either through the issuance of additional equity or the sale of assets.
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
Reduced Cash Flows from Operations Could Result in a Default under Our Credit Facility and Convertible Senior Notes due 2011
Our Credit Facility contains covenants including those that require us to maintain (1) a current ratio (defined as current assets plus unused availability under the credit facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of senior debt to EBITDAX (as such term is defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Facility contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of March 31, 2010, our current and senior debt to EBITDAX ratios were 2.9:1.0 and 0.3:1.0, respectively, and we were in compliance with each of the covenants as of March 31, 2010. Sustained or lower oil and natural gas prices and the impact of the sale of our gathering system could reduce our consolidated EBITDAX and thus could reduce our ability to maintain existing levels of senior debt or incur additional indebtedness.
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
Reduced Commodity Prices Could Impact the Borrowing Base under Our Credit Facility
Our Credit Facility limits our borrowings to the borrowing base less our total outstanding letters of credit issued there under. As of March 31, 2010, we had loans of approximately $5.5 million outstanding under our Credit Facility and letters of credit in the amount of approximately $455,000 (see Note 6 “Credit Facility” to the accompanying unaudited consolidated financial statements for further discussion).
Under the terms of our Credit Facility, our borrowing base is subject to semi-annual redetermination by our lenders thereunder (the “Lenders”) based on their valuation of our proved reserves and their internal criteria. In addition to such semi-annual determinations, our Lenders may request one additional borrowing base redetermination between each semi-annual calculation.
If our borrowing base is further reduced as a result of a redetermination to a level below our then current outstanding borrowings, we will be required to repay the amount by which such outstanding borrowings exceed the borrowing base within 30 days of notification by the Lenders and we will have less or no access to borrowed capital going forward. If we do not have sufficient funds on hand for repayment, we will be required to seek a waiver or amendment from our Lenders, refinance our Credit Facility or sell assets or additional shares of common stock. We may not be able to refinance or complete such transactions on terms acceptable to us, or at all. In the event that we are unable to repay the amount owed within 30 days, we will be in default under the Credit Facility, and as such the Lenders party thereto will have the right to terminate their aggregate commitment under the Credit Facility and declare our outstanding borrowings immediately due and payable in whole. An acceleration of the outstanding indebtedness under the Credit Facility in this manner would additionally constitute an event of default under the indenture governing our Convertible Notes. Should an event of default occur and continue under the indenture governing the Convertible Notes, the Convertible Notes may be declared immediately due and payable at their principal amount together with accrued interest and liquidated damages, if any. As such, should we anticipate that we will not be able to repay all amounts owed under the Credit Facility as a result of the anticipated borrowing base redetermination; we will consider, along with previously discussed refinancing and sales, a sale of our company or our assets as well as a voluntary reorganization in bankruptcy. Additionally, if we are unable to repay amounts owed under the Credit Facility, we may be forced into an involuntary reorganization in bankruptcy.
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
Completion Operations
We began our up-hole recompletion program in early February 2010. Since then, we have successfully completed the initial stages on one Upper Mancos well and recompleted four wells. Future recompletions are subject to oilfield service availability and weather conditions.
In late March we turned on one of the wells (Gasco operated — 100% working interest) that we acquired as part of the Petro-Canada acquisition discussed earlier, after installing production equipment and connecting it to sales. The other well acquired in this acquisition was producing when it was purchased; however, our field personnel have optimized the production and have increased the flows rates on this well (Gasco operated — 100% working interest).
As a result of aggressive bidding for oilfield services and recent completion design modifications, we have significantly reduced our completion costs. In the first half of 2009, completion costs were estimated at $125,000 to $150,000 per stage. Current per-stage fracture stimulation costs are now under $50,000.
As of March 31, 2010, we operated 135 gross wells, and we currently have an inventory of 34 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities.
California Projects
The project in our Northwest McKittrick Prospect is in its final permitting stage and we expect a late second quarter or early third quarter 2010 spud date. The Northwest McKittrick Prospect is a subthrust prospect covering approximately 600 gross acres targeting Tulare, Olig, McKittrick and Stevens sands draped over a faulted anticlinal nose as interpreted from well data and surface geology. We will be carried for 20% working interest on three wells that will test through the Stevens sands.
Our partner in the Southwest Cymric Prospect has elected not to drill its option well. This partner drilled a first, shallow well on this prospect in December 2009 and the well was plugged and abandoned. In order to earn into the prospect the partner had to drill a second, deeper well within 180 days from completing drilling operations on the first well. The partner has returned all acreage to us and we are currently in the process of identifying additional potential partners for the Southwest Cymric Prospect.
Oil and Gas Production Summary
The following table presents our production and price information during the three months ended March 31, 2010 and 2009. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months
	Ended
	March 31,
	2010	2009
Natural gas production (Mcf)	938,707	1,193,018
Average sales price per Mcf	$5.46	$3.28

Oil production (Bbl)	10,232	10,254
Average sales price per Bbl	$64.47	$25.45

Production (Mcfe)	1,000,099	1,254,542
During the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, our oil and gas production decreased by approximately 20% primarily due normal production declines which were not offset by new production due to our decision to cease drilling and completion operations in February 2009.
Liquidity and Capital Resources
The borrowing base under our Credit Facility was reduced to $16 million effective February 26, 2010. Additionally our Credit Facility provides for periodic and special borrowing base redeterminations which could further affect our available borrowing base. Please see “—Impact of Credit Market and Commodity Prices” above for a discussion of our liquidity and the impact of current market conditions thereon.
Sources and Uses of Funds
The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
	2010	2009
Net cash provided by operations	$1,140,847	$2,367,320
Net cash provided by (used in) investing activities	23,313,056	(7,293,025)
Net cash (used in) provided by financing activities	(29,500,000)	13,000,000
Net (decrease) increase in cash	(5,046,097)	8,074,295
Cash provided by operations decreased by $1,226,473 from March 31, 2009 from March 31, 2010. The decrease in cash provided by operations was primarily due to increased general and administrative expenses during the first quarter of 2010 resulting from payments we agreed to make to our former president and CEO in connection with his resignation during January 2010 and increased legal and consulting fees related to the asset sales and purchases during the first quarter of 2010 further discussed in Note 3 “Asset Sales and Acquisitions” of the accompanying unaudited consolidated financial statements. The decrease in cash provided by operations was partially offset by increased oil and gas revenue primarily due to a 68% increase in gas prices and a 153% increase in oil prices partially offset by the 20% decrease in equivalent oil and gas production during 2010.
Our investing activities during the three months ended March 31, 2010 and 2009 related primarily to the sales proceeds of $24,250,000 associated with the sale of our gathering and evaporative facilities and the sale of a partial working interest in 32 producing wells (see Note 3 “Asset Sales and Acquisitions” of the accompanying unaudited consolidated financial statements). In addition, investing activities included our development and exploration activities and the change in our advances from joint interest owners.
The financing activity during the first three months of 2010 was comprised of $29,000,000 in repayments of borrowings on our line of credit and the payment of a deposit of $500,000 in connection with our new gathering agreement. The financing activity during the first three months of 2009 consisted of $13,000,000 of borrowings under our line of credit and the repayment of borrowings of $9,455,031.
Capital Budget
Based on current expectations, we intend to fund our 2010 capital expenditure program entirely through cash flows from operations. This program will focus primarily on completion and recompletion projects on our existing wells. Consequently, we will monitor spending and cash flows throughout the year and may accelerate or delay investment depending on commodity prices, cash flows expectations and changes in our borrowing capacity.
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
Oil and Gas Properties and Reserves
We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized. Under new oil and gas accounting rules, we prepared our oil and gas reserve estimates as of December 31, 2009 and March 31, 2010 using the average, first-day-of—the-month price during the 12-month periods then ending. In prior periods, we used the year-end price and subsequent commodity price increases could be utilized to calculate the ceiling value. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. There was no additional impairment recorded for the remainder of 2009 or during 2010. Therefore, impairment expense of $41,000,000 was recorded during the quarter ended March 31, 2009.
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
Derivatives
We have entered into certain derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We record all derivative instruments at fair value in the accompanying consolidated balance sheets. Changes in the fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We recorded a change in the fair value of derivative instruments of $3,657,030 and $688,816 during the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, the fair value of the agreements was a current asset of $963,425. The fair value measurement of these assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities (d) current market and contractual prices for the underlying instruments and (e) the counterparty’s and our credit ratings. The unobservable inputs related to the volatility of the oil and gas commodity market are very significant in these calculations. Continued volatility in these markets could have a significant impact on the fair value of our derivative contracts. See Note 8 “Fair Value Measurements” to the accompanying consolidated financial statements for further discussion.
Results of Operations
The First Quarter of 2010 Compared to the First Quarter of 2009
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	March 31,
	2010	2009
Natural gas production (Mcf)	938,707	1,193,018
Average sales price per Mcf	$5.46	$3.28
Natural gas revenue	$5,125,900	$3,911,051

Oil production (Bbl)	10,232	10,254
Average sales price per Bbl	$64.47	$25.45
Oil revenue	$659,693	$260,971
The increase in oil and gas revenue of $1,613,571 during the first quarter of 2010 compared with the first quarter of 2009 is comprised of an increase in the average oil and gas prices of $39.02 per Bbl and $2.18 per Mcf partially offset by a 20% decrease in equivalent oil and gas production primarily due to normal production declines which were not offset by new production due to our decision to cease drilling and completion operations in February 2009. The $1,613,571 increase in oil and gas revenue during the first quarter of 2010 represents an increase of $3,006,515 related to the increase in oil and gas prices and a decrease of $1,392,944 related to the equivalent production decrease.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third-party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area gathering assets that we constructed during 2004 and 2005. We sold our gathering assets during February 2010, as described above in “— Recent Developments—Sale of Gathering Assets,” which resulted in a decrease in the gathering income of $279,259 and a decrease of $331,666 in gathering operations expenses during the first quarter of 2010.

Rental Income
Rental income during 2009 is comprised of the lease payments received from a third party’s use of our drilling rig, which was sold during June 2009.
Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	March 31,
	2010	2009
Direct operating expenses and overhead	$747,076	$506,000
Workover expense	45,194	2,896

Total operating expenses	$792,270	$508,896

Operating expenses per Mcfe	$0.79	$0.41

Production and property taxes	$149,918	$183,041

Production and property taxes per Mcfe	$0.15	$0.14

Total lease operating expense per Mcfe	$0.94	$0.55

Lease operating expense increased $250,251 during the first quarter of 2010 compared with the first quarter of 2009. The increase is comprised of a $283,374 increase in operating expenses partially offset by a $33,123 decrease in production taxes primarily due to the decrease in natural gas and oil production during the first quarter of 2010 and to the use of severance tax exemptions related to certain of our gas wells. The increase in operating expenses is primarily due an increase in the cost of the chemicals that we use in our wells as well as additional operating costs resulting from the new producing wells resulting from the completion activity during 2010.
Transportation and Processing
Transportation and processing costs of $239,255 ($0.24 per mcfe) represent the costs we incurred to transport the gas production from our wells subsequent to the sale of our gathering assets as described in Note 3 “Asset Sales and Acquisitions” in the accompanying unaudited consolidated financial statements. These costs were eliminated from revenue and expense prior to the sale of the Gathering Assets which closed in February 2010.
Depletion, Depreciation, Amortization and Accretion
Depletion, depreciation and amortization expense during the first quarters of 2010 and 2009 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $1,706,371 during the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the decrease in the full cost pool resulting from the property impairment of $41,000,000 that was recorded during the first quarter of 2009.
Impairment
As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the quarter ended March 31, 2009.
Inventory Loss
The inventory loss represents the reduction in the value of our inventory based on the fair values as of March 31, 2010 and 2009.
Contract Termination Fee
During February 2009, we released our drilling rig and paid the rig contractor $4,701,000 for early termination of the drilling contract, as calculated at $12,000 per day from the rig release date through March 15, 2010, the expiration date of the contract.
General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	March 31,
	2010	2009
Total general and administrative costs	$2,648,453	$1,596,559
General and administrative costs allocated to drilling, completion and operating activities	(104,376)	(241,830)

General and administrative expense	$2,544,077	$1,354,729

General and administrative expenses per Mcfe	$2.54	$1.08

Total stock-based compensation costs	$540,146	$507,308
Stock-based compensation (costs) reduction in costs capitalized	1,860	(1,991)

Stock-based compensation	$542,006	$505,317

Stock-based compensation per Mcfe	$0.54	$0.40

Total general and administrative expense including stock-based compensation	$3,086,083	$1,860,046

Total general and administrative expense per Mcfe	$3.08	$1.48

General and administrative expense increased by $1,226,037 ($1.23 per mcfe) during the first quarter of 2010 as compared with the first quarter of 2009 primarily as the result of $950,000 in severance payments we agreed to make to our former president and CEO in connection with his resignation during January 2010 and increased compensation expense due to the payment of non-management employee bonuses of approximately $300,000 related to the successful completion of asset sales and purchases during the first quarter of 2010 as further discussed in Note 3 “Asset Sales and Acquisitions” in the accompanying unaudited consolidated financial statements.
Interest Expense
Interest expense increased $192,433 during the first quarter of 2010 as compared with the first quarter of 2009 primarily due to increased interest rates and additional fees relating to the amendments to our Credit Facility as further discussed in Note 6 “Credit Facility” of the accompanying unaudited consolidated financial statements.
Derivative Gains
Derivative gains during the first quarters of March 31, 2010 and 2009 are comprised of realized and unrealized gains and losses on our derivative instruments. The unrealized derivative gains (losses) represent the mark-to-market changes in our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter. The change in these gains and losses during the first quarters of 2010 as compared with the first quarter of 2009 is due to the changes in the gas prices during these periods.
Amortization of Deferred Income from Sale of Assets
The amortization of the deferred income from the sale of assets during the first quarter of 2010 represents the amortization of the excess of proceeds received over the carrying value of our gathering assets and evaporative facilities as further described in Note 3 — “Asset Sales and Purchases” of the accompanying unaudited consolidated financial statements.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2010, the off-balance sheet arrangements and transactions that we entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Recently Issued Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for our fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on our consolidated financial position, results of operations or cash flows. Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details regarding the Company’s assets and liabilities measured at fair value.
Cautionary Statement Regarding Forward-Looking Statements
Some of the information in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.
Although any forward-looking statements contained in this Quarterly Report or otherwise expressed by or on behalf of us are, to the knowledge and in the judgment of our officers and directors, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under Part I, Item 1A “Risk Factors” and elsewhere in our 2009 10-K and under Part II Item 1A “Risk Factors” and elsewhere in this Quarterly Report.
The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts that we have discussed in this report:
•	fluctuations in natural gas and oil prices;

•	pipeline constraints;

•	overall demand for natural gas and oil in the United States;

•	changes in general economic conditions in the United States;

•	our ability to manage interest rate and commodity price exposure;

•	changes in our borrowing arrangements, including the impact of borrowing base redeterminations;

•	our ability to generate sufficient cash flows to operate;

•	the condition of credit and capital markets in the United States;

•	the amount, nature and timing of capital expenditures;

•	estimated reserves of natural gas and oil;

•	drilling of wells;

•	acquisition and development of oil and gas properties;

•	operating hazards inherent to the natural gas and oil business;

•	timing and amount of future production of natural gas and oil;

•	operating costs and other expenses;

•	cash flows and anticipated liquidity;

•	future operating results;

•	marketing of oil and natural gas;

•	competition and regulation; and

•	plans, objectives and expectations.
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

GLOSSARY OF NATURAL GAS AND OIL TERMS
     The following is a description of the meanings of some of the natural gas and oil industry terms used that may be used in this Quarterly Report.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of March 31, 2010, our derivative instruments consisted of two swap agreements for our 2010 through March 2011 production. The fair value of these agreements was a current asset of $963,425 as of March 31, 2010. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. For our swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.
Our swap agreements for 2010 through March 2011 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (a)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	4/10 – 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	4/10 – 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	4/11 – 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains – Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.
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
The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the three months ended March 31, 2010, our annual revenue would increase or decrease by approximately $40,000 for each $1.00 per barrel change in crude oil prices and $376,000 for each $0.10 per Mcf change in natural gas prices.
Interest Rate Risk
We do not currently use interest rate derivatives to mitigate our exposure, including under our Credit Facility, to the volatility in interest rates. A 1.0% increase in interest rates on the average borrowings outstanding during the first quarter of 2010 would increase interest expense by approximately $251,000 per year.
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
Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting during the First Quarter of 2010
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For a discussion of our legal proceedings please see Note 10 “Legal Proceedings” of the accompanying unaudited condensed financial statements included herein.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2010, does not materially differ from that set out in Part I, Item 1A of our 2009 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 6 “Credit Facility” of the accompanying unaudited condensed financial statements included herein.
Item 3 — Defaults Upon Senior Securities
     None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information
     None.
Item 6 – Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this Quarterly Report. Where so noted, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

Exhibit Number	Exhibit
3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

10.1	Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, File No. 001-32369).

10.2	Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2010).

10.3	Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 3, 2010).

10.4	Gas Gathering and Processing Agreement dated March 1, 2010 by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on March 3, 2010).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: May 4, 2010	By:	/s/ W. King Grant
W. King Grant, President and
Chief Financial Officer (Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

10.1	Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, File No. 001-32369).

10.2	Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2010).

10.3	Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 3, 2010).

10.4	Gas Gathering and Processing Agreement dated March 1, 2010 by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on March 3, 2010).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Exhibit
**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.