Form 10-Q
period 2010-06-30
GASCO ENERGY INC
filed 2010-08-03
CIK 1086319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Number of common shares outstanding as of August 3, 2010: 107,695,197

ITEM I	– FINANCIAL STATEMENTS
PART 1 – FINANCIAL INFORMATION
GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,109,687	$10,577,340
Accounts receivable
Joint interest billings	646,079	857,405
Revenue	2,612,906	2,979,726
Inventory	1,215,234	1,019,913
Derivative instruments	345,972	—
Prepaid expenses	75,184	292,421

Total	9,005,062	15,726,805

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	256,627,925	254,682,870
Unproved properties	39,507,420	38,638,936
Facilities and equipment	977,293	971,890
Furniture, fixtures and other	295,077	333,049

Total	297,407,715	294,626,745
Less accumulated depletion, depreciation, amortization and impairment	(229,185,539)	(227,291,163)

Total	68,222,176	67,335,582
Assets held for sale, net of accumulated depreciation	—	20,155,544

Total	68,222,176	87,491,126

OTHER ASSETS
Deposit	639,500	139,500
Note receivable	500,000	500,000
Deferred financing costs	1,973,415	884,282

Total	3,112,915	1,523,782

TOTAL ASSETS	$80,340,153	$104,741,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	June 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,666,192	$1,110,259
Revenue payable	2,393,949	2,245,545
Advances from joint interest owners	1,992,617	—
Current portion of long-term debt	5,544,969	—
Derivative instruments	—	1,932,513
Accrued interest	55,385	844,108
Accrued expenses	1,032,000	1,215,106

Total	12,685,112	7,347,531

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2011	468,000	65,000,000
5.5% Convertible Senior Notes due 2015	48,205,404	—
Long-term debt	—	34,544,969
Deferred income from sale of assets	2,969,307	—
Derivative instruments	—	761,092
Asset retirement obligation related to assets held for sale	—	206,595
Asset retirement obligation	1,070,202	1,054,370
Deferred rent expense	—	20,555

Total	52,712,913	101,587,581

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred stock — $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock — $0.001 par value; 2,000,000 shares authorized; zero shares outstanding	—	—
Common stock — $.0001 par value; 300,000,000 shares authorized; 107,768,897 shares issued and 107,695,197 outstanding as of June 30, 2010 and 107,789,597 shares issued and 107,715,897 outstanding as of December 31, 2009	10,777	10,779
Additional paid-in capital	222,200,732	221,327,257
Accumulated deficit	(207,139,086)	(225,401,140)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)

Total	14,942,128	(4,193,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,340,153	$104,741,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
REVENUES
Gas	$4,234,472	$2,895,707
Oil	710,419	550,677
Gathering	—	965,929

Total	4,944,891	4,412,313

OPERATING EXPENSES
Lease operating	1,529,152	1,088,049
Gathering operations	—	775,182
Transportation and processing	884,593	—
Depletion, depreciation, amortization and accretion	1,070,229	1,094,131
(Gain) loss on sale of assets, net	(49,754)	558,189
General and administrative	831,740	2,009,998

Total	4,266,320	5,525,549

OTHER INCOME (EXPENSE)
Interest expense	(1,058,407)	(1,501,459)
Derivative losses	(56,425)	(1,249,059)
Gain on extinguishment of debt	15,758,011	—
Amortization of deferred income from sale of assets	50,613	—
Interest income	7,443	4,120

Total	14,701,235	(2,746,398)

NET INCOME (LOSS)	$15,379,806	$(3,859,634)

NET INCOME (LOSS) PER COMMON SHARE –
BASIC	$0.14	$(0.04)

DILUTED	$0.13	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
BASIC	107,607,262	107,539,679

DILUTED	124,206,603	107,539,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
REVENUES
Gas	$9,360,372	$6,806,758
Oil	1,370,112	811,648
Gathering	595,942	1,841,130
Rental income	—	366,399

Total	11,326,426	9,825,935

OPERATING EXPENSES
Lease operating	2,471,340	1,779,986
Gathering operations	375,848	1,482,696
Transportation and processing	1,124,208	—
Depletion, depreciation, amortization and accretion	1,946,828	3,677,101
Impairment	—	41,000,000
Contract termination fee	—	4,701,000
(Gain) loss on sale of assets, net	(45,111)	679,189
General and administrative	3,917,823	3,870,044

Total	9,790,936	57,190,016

OTHER INCOME (EXPENSE)
Interest expense	(2,409,569)	(2,660,188)
Derivative gains	3,288,060	2,293,567
Gain on extinguishment of debt	15,758,011	—
Amortization of deferred income from sale of assets	67,484	—
Interest income	22,578	5,822

Total	16,726,564	(360,799)

NET INCOME (LOSS)	$18,262,054	$(47,724,880)

NET INCOME (LOSS) PER COMMON SHARE –
BASIC	$0.17	$(0.44)

DILUTED	$0.16	$(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
BASIC	107,608,993	107,548,336

DILUTED	124,034,629	107,548,336

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,262,054	$(47,724,880)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, amortization and impairment expense	1,896,710	44,623,405
Accretion of asset retirement obligation	50,118	53,696
Stock-based compensation	874,844	964,091
Gain on extinguishment of debt	(15,758,011)	—
Change in fair value of derivative instruments, net	(3,039,577)	9,466,884
Amortization of deferred rent expense	(20,555)	(13,017)
Amortization of deferred financing costs	294,307	326,930
(Gain) loss on sale of assets, net	(45,111)	679,189
Amortization of deferred income from sale of assets	(67,484)
Changes in operating assets and liabilities:
Accounts receivable	578,146	6,349,354
Inventory	(150,210)	3,152,800
Prepaid expenses	217,237	146,007
Accounts payable	497,738	(1,762,384)
Revenue payable	148,407	(2,622,581)
Accrued interest	(788,723)	(325,641)
Accrued expenses	(183,106)	(333,000)

Net cash provided by operating activities	2,766,784	12,980,853

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(16,683)	(2,297)
Cash paid for acquisitions, development and exploration	(4,017,346)	(8,169,017)
Proceeds from sale of assets	24,259,000	500,000
Increase (decrease) in advances from joint interest owners	1,992,617	(612,222)

Net cash provided by (used in) investing activities	22,217,588	(8,283,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	13,000,000
Repayment of borrowings	(29,000,000)	(9,143,731)
Cash paid for debt issuance costs	(1,952,025)	—
Payment of deposit	(500,000)	—

Net cash (used in) provided by financing activities	(31,452,025)	3,856,269

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,467,653)	8,553,586

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,577,340	1,053,216

END OF PERIOD	$4,109,687	$9,606,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GASCO ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
NOTE 1 — ORGANIZATION
Gasco Energy, Inc. (“Gasco,” the “Company,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently focusing its operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.
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
The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany transactions have been eliminated.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements include Gasco and its wholly-owned subsidiaries.
Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized internal costs of $29,053 during the three and six months ended June 30, 2010 and $28,982 and $47,617 during the three and six months ended June 30, 2009, respectively. Additionally, the Company capitalized stock compensation expense related to its drilling consultants as further described in Note 6 “Stock-Based Compensation” herein. Costs associated with production and general corporate activities are expensed in the period incurred. During April 2010, the Company began charging a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from the marketing activities of $56,236 was recorded as a credit to proved properties during the three and six months ended June 30, 2010. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.
Depletion of exploration and development costs and depreciation of production equipment are computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $39,507,420 as of June 30, 2010 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.
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
Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion (full cost pool) and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value if lower, of unproved properties and the costs of any properties not being amortized, if any, net of income taxes (ceiling limitation). Should the full cost pool exceed this ceiling limitation, an impairment is recognized. The present value of estimated future net revenues is computed by applying the average, first-day-of-the- month oil and gas price during the 12-month period ended June 30, 2010 to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of December 31, 2009, the oil and gas accounting rules were revised. Prior to this date, proved oil and gas reserves were determined using the period-end price and subsequent commodity price increases could be utilized to calculate the ceiling value.

As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf, by $41,000,000. Therefore, an impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009. No impairment expense was recorded during the six months ended June 30, 2010.
Facilities and Equipment
During 2006 and 2008, the Company constructed two evaporation pits in the Riverbend area of Utah that were used for the disposal of produced water from the wells that Gasco operates in the area. The pits were depreciated using the straight-line method over their estimated useful lives of twenty-five years. The costs of water disposal into the evaporation pits was charged to wells operated by Gasco and, therefore, the net income attributable to the outside working interest owners from the evaporation pits of $106,433 for the three and six months ended June 30, 2010 and $21,186 and $23,607 during the three and six months ended June 30, 2009, respectively, was recorded as a credit to proved properties. These facilities were sold during February 2010 as described in Note 3 “Asset Sales and Purchases” herein.
The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years for the equipment, twenty years for the drilling rig (sold in June 2009) and twenty five years for the facilities. The rental of the equipment owned by Gasco is charged to the wells that are operated by Gasco and, therefore, the net income or (expense) attributable to the outside working interest owners from the equipment rental of $22,200 and $24,653, and $(4,110) and $67,088 was recorded as an adjustment to proved properties during the three and six months ended June 30, 2010 and 2009, respectively.
Deferred Income from Sale of Assets
The deferred income from sale of assets represents the excess of proceeds received over the carrying value that was recorded in connection with the sale of the Company’s gathering assets and evaporative facilities in February 2010 as further described in Note 3 “Asset Sales and Purchases” herein. This income will be amortized over the fifteen-year terms of the gathering and salt water disposal contracts which were entered into at the time of the sale.
Derivatives
The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited consolidated balance sheets. Changes in fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Management has decided not to use hedge accounting under the accounting guidance for its commodity derivatives and therefore, the changes in fair value are recognized in earnings. In addition, as discussed in Note 4 “Convertible Senior Notes” herein, the Company accounts for the embedded conversion features related to the outstanding 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”), which were issued in June 2010 in the Exchange Transaction as a derivative. Changes in fair value are recorded currently in earnings.

Asset Retirement Obligation
The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties, gathering assets or evaporative facility costs in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method. Amounts added to gathering assets were depleted using the units-of-production method and the evaporative facilities were depreciated on a straight-line basis over the life of the assets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. Asset retirement liability is allocated to operating expense using a systematic and rational method. The information below presents the changes in the value of the asset retirement obligation for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance beginning of period	$1,080,514	$1,176,939	$1,260,965	$1,150,179
Liabilities incurred	—	—	2,100	225
Property dispositions	(34,678)	—	(242,981)	—
Accretion expense	24,366	27,161	50,118	53,696

Balance end of period	$1,070,202	$1,204,100	$1,070,202	$1,204,100

Off Balance Sheet Arrangements
From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2010, the off-balance sheet arrangements and transactions that the Company had entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
Computation of Net Income (Loss) Per Share
Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income per share of common stock includes both the vested and unvested shares of restricted stock. Diluted net income or loss per common share of stock is computed by dividing adjusted net income by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of unvested shares of restricted common stock, in-the-money outstanding options to purchase the Company’s common stock and shares into which the

Company’s outstanding 2015 Notes and 5.5% Convertible Senior Noted due 2011 (the “2011 Notes” and together with the 2015 Notes, the “Convertible Senior Notes”) are convertible.
The treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period), is used to measure the dilutive impact of stock options, share of restricted common stock and shares into which the Convertible Senior Notes are convertible.
The table below sets for the computations of basic and diluted net income per share for the three and six months ended June 30, 2010. Basic and diluted net loss per share was the same in each of the three and six months ended June 30, 2009.

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Numerator:
Basic net income	$15,379,806	$18,262,054
Dilutive effect of Convertible Senior Notes:
Add: interest on convertible senior notes	891,301	1,772,808

Diluted net income, adjusted for interest on Convertible Senior Notes and gain on extinguishment of debt	$16,271,107	$20,034,862

Denominator:
Basic weighted average common shares outstanding	107,607,262	107,608,993
Effect of dilutive securities:
Shares issuable upon conversion of Convertible Senior Notes	16,599,341	16,425,636

Diluted weighted average common shares outstanding	124,206,603	124,034,629

Basic net income per share	$0.14	$0.17

Diluted net income per share	$0.13	$0.16

For the three and six months ended June 30, 2010, 11,789,857 and 11,727,349 options to purchase common stock, respectively, were excluded from the diluted weighted average shares outstanding because the exercise of these options would have been anti-dilutive.
For the three and six months ended June 30, 2009, common stock equivalents of 27,081,613 have been excluded from the computation of diluted net income (loss) per share, including the 16,250,000 shares of common stock that would have been issued upon conversion of the 2011 Notes.
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
Recently Issued Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 8 “Fair Value Measurement” herein for further details regarding the Company’s assets and liabilities measured at fair value.
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
Pursuant to the Purchase Agreement, simultaneous with Closing, Gasco entered into (i) a transition services agreement with Monarch pursuant to which the Company is providing certain services relating to the operation of the Gathering Assets to Monarch for a six-month term commencing at Closing; (ii) a gas gathering agreement with Monarch pursuant to which the Company dedicated its natural gas production from all of its Utah acreage for a minimum fifteen-year period and Monarch will provide gathering, compression and processing services utilizing the Gathering Assets to the Company; and (iii) a salt water disposal services agreement with Monarch pursuant to which the Company may deliver salt water produced by its operations to the evaporative facilities that Monarch acquired in the Asset Sale for a minimum 15-year period. The Purchase Agreement was subject to customary post-closing terms and conditions for transactions of this size and nature.

The Company recognized deferred income of approximately $3 million on the Asset Sale which will be amortized over the fifteen-year terms of the gathering and salt water disposal contracts with Monarch.
The following pro forma information is presented as if the Asset Sale had an effective date of January 1, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue as reported	$4,944,891	$4,412,313	$11,326,426	$9,825,935
Less: revenue from sale of Gathering Assets	—	965,929	595,942	1,841,130

Pro forma revenue	$5,785,593	$3,446,313	$10,730,484	$7,984,805

Net income (loss) as reported	$15,379,806	$(3,859,634)	$18,262,054	$(47,724,880)

Less: operating loss resulting from the Gathering Assets sale	—	(119,906)	(698,974)	(981,807)

Pro forma net income (loss)	$15,379,806	$(3,979,540)	$17,563,080	$(48,706,687)

Net income (loss) per share — basic as reported	$0.14	$(0.04)	$0.17	$(0.44)
Less net income (loss) per share — basic from sale of Gathering Assets	0.00	(0.00)	0.00	(0.01)

Pro forma net income (loss) per share basic	$0.14	$(0.04)	$0.17	$(0.45)

Net income (loss) per share — diluted as reported	$0.13	$(0.04)	$0.16	$(0.44)
Less net income (loss) per share — diluted from sale of Gathering Assets	0.00	(0.00)	0.00	(0.01)

Pro forma net income (loss) per share diluted	$0.13	$(0.04)	$0.16	$(0.45)

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
     Sale of Partial Working Interest in Producing Wells
On March 19, 2010, Gasco closed the sale of a partial working interest in 32 wells for $1.25 million. The 32 wells were part of a joint venture project that was started in 2002 under which each of the participants received a net profits interest in these wells for a period of twelve years from initial production date. Gasco agreed to sell its interest in these wells related to the period subsequent to the initial twelve year period to one of the joint venture participants and to convert the purchaser’s net profits interest into a working interest. The proceeds received were recorded as a credit to the full cost pool during the six months ended June 30, 2010 (during the first quarter of 2010).
NOTE 4 — CONVERTIBLE SENIOR NOTES
On June 22, 2010, the Company entered into exchange agreements (collectively, the “Exchange Agreements”) with certain holders (collectively, the “Investors”) of its outstanding 2011 Notes. In accordance with the Exchange Agreements, on June 25, 2010 (the “Closing Date”), the Company exchanged $64,532,000 aggregate principal amount of its 2011 Notes (representing 99.28% of the outstanding 2011 Notes) for $64,532,000 aggregate principal amount of the Company’s newly issued 2015 Notes, which are convertible, at the option of the holder, into shares of the Company’s common stock and/or shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), which are convertible into shares of common stock (the “Exchange Transaction”). The Company also paid to the Investors an aggregate cash amount of $788,724.44, equal to all accrued but unpaid interest with respect to the 2011 Notes as of but not including the Closing Date.
The 2015 Notes were issued in an aggregate principal amount of $64,532,000 with a final maturity date of October 5, 2015. The 2015 Notes are governed by an indenture (the “Indenture”), dated as of June 25, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The 2015 Notes were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) and Regulation D thereunder.
The Company will pay interest on the unpaid principal amount of the 2015 Notes at a rate of 5.50% per annum. The Company will pay interest semiannually, in arrears, on April 5 and October 5 of each year commencing on October 5, 2010. Interest on the 2015 Notes will accrue from the Closing Date.

As stated above, the 2015 Notes are convertible, at the option of the holder, at any time prior to maturity, into common stock or, at the election of such holder, into Preferred Stock. The initial conversion price for converting the 2015 Notes into common stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into Preferred Stock, other than pursuant to an automatic conversion (described below), is equal to $100, which is equal to a conversion rate of ten shares of Preferred Stock per $1,000 principal amount of 2015 Notes. The Company may not issue shares of common stock to holders of the 2015 Notes (including shares of common stock issuable upon a conversion of the 2015 Notes or upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes or in payment of any change of control purchase price, make whole premium or conversion make whole payment (each as described in the Indenture)) in excess of 19.9% of the number of shares of common stock outstanding immediately prior to the closing of the Exchange Transaction (the “Exchange Cap”), until stockholder approval of the issuance of common stock in excess of the Exchange Cap is obtained or the Company obtains a written opinion from its outside counsel that such approval is not required. Additionally, a holder may not convert all or any portion of such holder’s 2015 Notes into common stock to the extent that such holder and its affiliates would, after giving effect to such conversion, beneficially own more than 4.99% of the outstanding shares of common stock (the “Maximum Ownership Percentage”), provided that such holder, upon not less than 61 days’ prior written notice to the Company, may increase the Maximum Ownership Percentage applicable to such holder (but, for the avoidance of doubt, not for any subsequent or other holder) to 9.9% of the outstanding shares of common stock.
Prior to the full conversion date described below (and except in connection with any provisional redemption by the Company (described below)), holders of the 2015 Notes are permitted to convert the 2015 Notes but may elect to receive common stock upon such conversion only to the extent that the number of shares of common stock issuable upon such conversion of the 2015 Notes would not result in a violation of the Exchange Cap or the Maximum Ownership Percentage (or if a holder elects to receive shares of Preferred Stock upon conversion of all or any portion of the 2015 Notes, only to the extent that the number of shares of Preferred Stock issuable upon conversion would be convertible as of the conversion date into a number of shares of common stock that, if issued on the conversion date, would not result in a violation of the Exchange Cap). The “full conversion date” is the earlier of (i) the date on which the Company’s stockholders have approved the issuance of all of the shares of common stock issuable upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes in accordance with applicable law and the rules of the NYSE Amex or any other U.S. national or regional securities exchange on which the common stock is listed, the rules of which require stockholder approval for the issuance of shares of common stock upon conversion of the 2015 Notes, and (ii) September 5, 2015.
On or after the full conversion date or to the extent the Company has exercised its provisional redemption right, holders of the 2015 Notes are permitted to convert the 2015 Notes in full, subject to the Maximum Ownership Percentage; provided, however, that if the stockholder approval described above has not been obtained prior to such conversion, any shares of common stock issuable upon conversion of such 2015 Notes in excess of the Exchange Cap shall be settled in cash (or, if such holder has elected to receive shares of Preferred Stock upon such conversion, in lieu of any shares of Preferred Stock otherwise deliverable to such holder upon conversion that would be convertible into shares of common stock in excess of the Exchange Cap (without regard to any limitation on conversion set forth in the Certificate of Designation relating to the Preferred Stock.

The Company may redeem the 2015 Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount of the 2015 Notes plus any accrued and unpaid interest and liquidated damages, if any, on the 2015 Notes redeemed to but not including the redemption date, if the closing price of the Company’s common stock equals or exceeds 150% of the conversion price for at least 20 trading days within the consecutive 30 trading day period ending on the trading day before the redemption date and all of the equity conditions set forth in the Indenture are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of the 2015 Notes then outstanding). If a holder elects to convert its 2015 Notes in connection with such a provisional redemption by the Company, the Company will make an additional payment equal to the total value of the aggregate amount of the interest otherwise payable on the 2015 Notes to be converted from the last day through which interest was paid on the 2015 Notes through and including the third anniversary of the Closing Date and discounted to the present value of such payment; provided, however, that at the Company’s option, in lieu of such discounted cash payment, the Company may deliver shares of Preferred Stock having a value equal to such discounted cash payment. The value of each share of Preferred Stock to be delivered shall be deemed equal to the product of (i) the average closing price per share of common stock over the ten trading day period ending on the trading day before the redemption date, and (ii) the number of whole shares of common stock into which each share of Preferred Stock is then convertible (without giving effect to any limitations on conversion in the Certificate of Designations of the Preferred Stock) (subject to certain conditions).
Upon a change of control (as defined in the Indenture), each holder of 2015 Notes may require the Company to repurchase some or all of its 2015 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2015 Notes to be repurchased plus accrued and unpaid interest and liquidated damages, if any, to but not including the date of purchase, plus, in certain circumstances, a make whole premium. The Company may pay the change of control purchase price and/or the make whole premium in cash or shares of Preferred Stock at the Company’s option. In addition, in the case of the make whole premium, at the Company’s option, the Company may pay such premium in the same form of consideration used to pay for the shares of common stock in connection with the transaction constituting the change of control.
Provided that all of the equity conditions set forth in the Indenture are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of all 2015 Notes then outstanding), on the third trading day after the receipt of the stockholder approval described above, an aggregate principal amount of 2015 Notes equal to the difference (but not less than zero) of (i) 30% of the original principal amount of all 2015 Notes minus (ii) the principal amount, if any, of the 2015 Notes that has been repaid, redeemed or repurchased by the Company, or converted into shares of common stock or Preferred Stock by holders of the 2015 Notes, will automatically convert into a number of shares of Preferred Stock equal to the aggregate principal amount of such 2015 Notes to be so converted multiplied by 0.01579. The Company will pay in cash any accrued and unpaid interest on the 2015 Notes subject to automatic conversion through the automatic conversion date.
The Indenture contains usual and customary covenants limiting the Company’s ability to incur additional indebtedness, with certain exceptions, or liens on its property or assets, restricting its ability to make dividends or other distributions, requiring its domestic subsidiaries to guaranty the 2015 Notes, requiring it to list the shares of common stock that may be issued upon conversion of the 2015 Notes and the Preferred Stock on the NYSE Amex or any other U.S. national or regional securities exchange on which the common stock is then listed, and requiring it to use reasonable best efforts to obtain stockholder approval for the issuance of shares of common stock upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes.
Events of default under the Indenture include (1) the Company’s failure to pay (in cash or, if applicable, shares of Preferred Stock) principal or premium (including any make whole premium or conversion make-whole payment) when due; (2) the Company’s failure to pay interest, including liquidated damages, if any, when due on the 2015 Notes, and such failure continues for 30 days after the date when due; (3) the Company’s failure to issue and deliver shares of common stock or Preferred Stock, and any cash in lieu of fractional shares, when such shares of common stock, Preferred Stock or cash in lieu of fractional shares is required to be delivered, and such failure continues for 10 days after the required delivery date; (4) the Company’s failure to give timely notice of a change of control; (5) during the required period, the Company’s failure to file certain reports, statements and other documents required to be filed by the Company with the SEC prior to the periods set forth in the Indenture; (6) the Company’s failure to perform or observe any other term, covenant or agreement in the 2015 Notes or the Indenture for 60 days after written notice of such failure has been given to the Company as provided in the Indenture; (7) the Company’s or that of its significant subsidiaries’ failure to make payments by the end of the applicable grace period, if any, on indebtedness for borrowed money in excess of $5 million or if indebtedness for borrowed money of the Company or a significant subsidiary in excess of $5 million is accelerated in certain circumstances; (8) certain events of bankruptcy, insolvency or reorganization with respect to the Company or a significant subsidiary or any of the Company’s subsidiaries which in the aggregate would constitute a significant subsidiary; and (9) a default occurs under any permitted subordinated indebtedness in excess of $2,000,000 individually or in the aggregate.
The 2015 Notes are unsecured and unsubordinated and rank on a parity in right of payment with all of the Company’s existing and future senior unsecured indebtedness (including any 2011 Notes that were not exchanged for 2015 Notes), rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness, and are effectively subordinated in right of payment to any of the Company’s secured indebtedness or other obligations to the extent of the value of the assets securing such indebtedness or other obligations. The Company’s subsidiaries guarantee the 2015 Notes pursuant to a Guaranty Agreement dated as of June 25, 2010, by and among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of the Trustee.
The Exchange Transaction was recorded as an extinguishment of debt whereby the difference between the fair value of the 2015 Notes in their entirety and the carrying value of the 2011 Notes exchanged less unamortized debt issuance costs was recorded as a gain on the extinguishment of debt of $15,758,011. Unless and until shareholder approval is obtained, and the Company has the ability to issue shares to satisfy the entire conversion option with equity, the portion of the 2015 Notes that may currently be required to be settled in cash, and certain other features, are considered to be embedded derivatives that are required to be accounted for as a liability and an additional debt discount. Changes in the fair value of that liability will be reported currently in earnings and the debt discount will be accreted to interest expense. Because the fair value of the 2015 Notes, including the embedded derivatives which are a significant portion of the total value, at June 30, 2010, approximates the issuance date fair value (due to the proximity of the issuance to June 30, 2010), there is no impact to earnings for the three and six month periods ended, June 30, 2010, for the change in fair value of the embedded derivative. The 2015 Notes, including the fair value of the embedded derivative, are presented on the Company’s consolidated balance sheets in the line item “5.5% Convertible Senior Notes due 2015.”

NOTE 5 – DERIVATIVES
As of June 30, 2010 and December 31, 2009, natural gas derivative instruments consisted of two swap agreements for 2009 through March 2011 gas production. The following table details the fair value of the derivatives recorded in the consolidated balance sheets, by category:

	Location on Consolidated	Fair Value at
	Balance Sheets	June 30, 2010	December 31, 2009
Natural gas derivative contracts	Current assets	$345,972	$—
Natural gas derivative contracts	Current liabilities	—	1,932,513
Natural gas derivative contracts	Noncurrent liabilities	—	761,092
These natural gas derivative instruments allow the Company to predict with greater certainty the effective natural gas prices to be realized for its production. For its swap instruments, the Company receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.
The table below summarizes the realized and unrealized gains and losses related to the Company’s commodity derivative instruments for the three and six months ended June 30, 2010 and 2009. There were no gains or losses related to the debt conversion derivative during the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains on commodity instruments	$561,028	$8,906,641	$248,483	$11,760,451
Change in commodity instruments, net	(617,453)	(10,155,700)	3,039,577	(9,466,884)

Total realized and unrealized gains (losses) recorded	$(56,425)	$(1,249,059)	$3,288,060	$2,293,567

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains (losses).
The Company’s swap agreements for 2010 through March 2011 are summarized in the table below:

	Remaining		Fixed Price	Floating Price (a)
Agreement Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	7/10 – 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	7/10 – 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	4/11 – 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains – Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire contract period from June 2009 through March 2011.
See Note 4 “Convertible Senior Notes” herein, for discussion of embedded derivatives relating to convertible debt.

NOTE 6 – STOCK-BASED COMPENSATION
The Company has outstanding common stock options and restricted stock issued under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period.
During the three and six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total stock-based compensation	$333,328	$454,329	$873,474	$961,637
Consultant compensation (expense) reduction in expense capitalized as proved property	(490)	4,445	1,370	2,454

Stock-based compensation expense	$332,838	$458,774	$874,844	$964,091

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. Stock-based non-employee compensation expense (reduction in expense) was $1,056 and $(5,237) and $(4,927) and $(938) during the three and six months ended June 30, 2010 and 2009, respectively. Of these amounts, $(490) and $4,445 and $1,370 and $2,454 of compensation expense (reduction in expense) relating to drilling consultants were capitalized during the three and six months ended June 30, 2010 and 2009, respectively.

Stock Options
The following table summarizes the stock option activity in the equity incentive plans from January 1, 2010 through June 30, 2010:

	Shares Underlying	Weighted-Average
	Stock Options	Exercise Price
Outstanding at January 1, 2010	12,096,672	$1.82
Granted	821,000	$0.36
Exercised	—	—
Forfeited	(86,547)	$1.64
Cancelled	(402,367)	$2.43
Outstanding at June 30, 2010	12,428,758	$1.70
Exercisable at June 30, 2010	9,992,246	$1.92
During the six months ended June 30, 2010, the Company granted options to purchase 175,000 and 646,000 shares of common stock with exercise prices of $0.35 and $0.36 per share, respectively. These options have a two year vesting period and expire within five years of the grant date. During July 2010, the Company issued an additional 50,000 options with a strike price of $0.34. These options have a two year vesting period and expire within five years of the grant date.
The following table summarizes information related to the outstanding and vested options as of June 30, 2010:

	Outstanding Options	Vested options
Number of shares	12,428,758	9,992,246
Weighted Average Remaining Contractual Life	3.73	3.46
Weighted Average Exercise Price	$1.70	$1.92
Aggregate intrinsic value	$5,200	$2,600
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the amount by which the market value of the Company’s stock at June 30, 2010 of $0.35 exceeds the exercise price of certain outstanding options.
The Company settles employee stock option exercises with newly issued common shares.
As of June 30, 2010, there was $958,636 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2.2 years.

Restricted Stock
The following table summarizes the restricted stock activity from January 1, 2010 through June 30, 2010:

		Weighted-Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2010	140,500	$2.39
Granted	—	—
Vested	(19,600)	$2.07
Forfeited	(20,700)	$2.83
Outstanding at June 30, 2010	100,200	$2.36
As of June 30, 2010, there was $100,380 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2.2 years.
NOTE 7 – CREDIT FACILITY
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
On February 1, 2010, the Company entered into the Ninth Amendment to Credit Facility, pursuant to which the Credit Facility was amended to, among other things, (i) remove the scheduled redetermination of the borrowing base on or about January 30, 2010, with the effect that scheduled redeterminations for the year ended December 31, 2010 revert to the regular redetermination schedule of every six months on or about May 1 and November 1 of each year, and (ii) reduce the borrowing base to $16 million from $35 million by incremental fixed amounts in connection with certain contemplated asset sales, and, effective as of April 1, 2010, to automatically reduce the borrowing base to $16 million, regardless of whether any of the contemplated asset sales were consummated. The Ninth Amendment also provided for the release of certain liens relating to those assets that secure the Company’s obligations under the Credit Facility. Effective February 26, 2010, in connection with the consummation of the sale of the Gathering Assets and the application of the proceeds of $23 million therefrom to pay down outstanding borrowings, the Company elected to reduce the borrowing base to $16 million effective immediately as further discussed in Note 3 “Asset Sales and Purchases” herein.
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
On June 22, 2010, in connection with the Exchange Transaction, the Company entered into the Tenth Amendment to the Credit Facility pursuant to which the Credit Facility was amended to, among other things, permit (i) the Company’s incurrence of indebtedness under the 2015 Notes, (ii) the Company’s Subsidiaries’ guarantee of the 2015 Notes; (iii) the Company’s incurrence of indebtedness and related liens relating to certain insurance policies; (iv) the interest payments and equity payments (of common stock and Preferred Stock) required under the 2015 Notes; and (v) and the exchange of the 2011 Notes for the 2015 Notes and other transactions and requirements contemplated by the Exchange Transaction further described in Note 4 “Convertible Senior Notes” herein.
The Credit Facility requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Facility contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Sustained or lower oil and natural gas prices could reduce the Company’s consolidated EBITDAX and thus could reduce the Company’s ability to maintain existing levels of bank debt or incur additional indebtedness. Any failure to be in compliance with any material provision or covenant of the Credit Facility could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under the Credit Facility. Additionally, should the Company’s obligation to repay indebtedness under the Credit Facility be accelerated, the Company would be in default under the indentures governing the Convertible Senior Notes, which would require repayment of the outstanding principal, interest and liquidated damages, if any, on such Convertible Senior Notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, the Company will seek to obtain a waiver or amendment of the Credit Facility from the Lenders, and in the event that such waiver or amendment is not granted, the Company may be required to sell a portion of its assets or issue additional securities, which would be dilutive to the Company’s shareholders. Any sale of assets or issuance of additional securities may not be on terms acceptable to the Company.
As of June 30, 2010, the Company’s current and senior debt to EBITDAX ratios were 2.6:1.0 and 0.1:1.0, respectively, and the Company was in compliance with each of the covenants contained in the Credit Facility.
As of June 30, 2010, there were loans of $5,544,969 outstanding and letters of credit in the amount of $455,029 under the Credit Facility, which are considered usage for purposes of calculating availability and commitment fees. On July 21, 2010, the letters of credit were released and our available credit was approximately $10.5 million.

NOTE 8 – FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$345,972	$—	$345,972
Liabilities:
2015 Notes	$—	$—	$48,205,404	$48,205,404
As of June 30, 2010, the Company’s commodity derivative financial instruments are comprised of two natural gas swap agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are, therefore, considered level 2 in the fair value hierarchy. The Company determines the fair value of these swap contracts under the income approach using a discounted cash flows model. The valuation models require a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty in all of the Company’s commodity derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 6 “Credit Facility” herein.

As of June 30, 2010, the fair value of the 2015 Notes and embedded conversion features are derived based on both observable and unobservable pricing inputs and therefore, the data sources utilized in this valuation model were considered level 3 inputs in the fair value hierarchy. The Company determines the fair value of the 2015 Notes under the income approach using an option pricing model that requires inputs such as the trading price of the Company’s stock, time value, price volatility of the Company’s common stock and considerations of the Company’s credit risk. The Company believes it has obtained and applied the most accurate information available for this type of debt. See Note 4 “Convertible Senior Notes” herein, for discussion of embedded derivatives relating to convertible debt.
The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

2015 Notes
Balance as of January 1, 2010	$—
Total gains (realized or unrealized):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	(48,205,404)
Transfers in and out of level 3	—

Balance as of June 30, 2010	$(48,205,404)

Change in unrealized gains included in earnings relating to instruments still held as of June 30, 2010	$—
Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, 2011 Notes and long-term debt. With the exception of the note receivable, 2011 Notes and long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The carrying amount of long-term debt approximates the fair value due to its floating rate structure. The carrying amount of the Company’s note receivable approximates fair value based on current interest rates for similar instruments. Estimated fair values for 2011 Notes of $292,500 and $40,218,750 as of June 30, 2010 and December 31, 2009, respectively, have been determined using market quotes.

NOTE 9 – EQUITY
Series C Convertible Preferred Stock
During June 2010, in connection with the Exchange Transaction, the Company created and authorized out of the authorized but unissued shares of the capital stock of the Company, 2,000,000 shares of Series C Convertible Preferred Stock. The Preferred Stock is entitled to receive cash dividends and other distributions declared on the common stock, as well as distributions upon liquidation, dissolution or any other winding up event, in each case as set forth in the Certificate of Designations. The Preferred Stock does not have any right or power to vote on any question or in any proceeding or to be represented at or to receive notice of any meeting of holders of capital stock of the Company, except as required by law. The Preferred Stock may not be redeemed by the Company at any time.
Each share of Preferred Stock is convertible at the option of the holder thereof, at any time into the number of fully paid and nonassessable shares of common stock equal to the quotient of (1) one hundred dollars ($100.00) divided by (ii) the conversion price applicable to shares of common stock as determined pursuant to the Indenture and in effect at the time of conversion (and any fractional share of Preferred Stock shall be convertible on the same proportional basis). As for the 2015 Notes, a holder may not convert all or any portion of such holder’s Preferred Stock in excess of the Exchange Cap (as defined in the Indenture governing the 2015 Notes) until stockholder approval of the issuance of common stock in excess of the Exchange Cap is obtained or the Company obtains a written opinion from its outside counsel that such approval is not required. Likewise, a holder may not convert all or any portion of such holder’s Preferred Stock into common stock to the extent that such holder and its affiliates would, after giving effect to such conversion beneficially own more than the Maximum Ownership Percentage (as defined in the Indenture governing the 2015 Notes) .
As of June 30, 2010, no shares of Preferred Stock were issued and outstanding.
NOTE 10 — STATEMENT OF CASH FLOWS
During the six months ended June 30, 2010, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $2,100.

•	Reduction in stock-based compensation expense of $1,370 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $58,192.

•	Recognition of deferred income of $3,036,791 in connection with Asset Sale described in Note 3 “Asset Sales and Purchases” herein.

•	Exchange of 2011 Notes for 2015 Notes of $64,532,000 described in Note 4 “Convertible Senior Notes” herein.

During the six months ended June 30, 2009, the Company’s non-cash investing and financing activities consisted of the following transactions:
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $225.

•	Stock-based compensation expense reduction of $2,454 capitalized as proved property.

•	Additions to oil and gas properties included in accounts payable of $3,456,760.

•	Sale of assets for a note receivable of $500,000.
Cash paid for interest during the six months ended June 30, 2010 and 2009 was $2,903,729 and $2,624,054, respectively. There was no cash paid for income taxes during the six months ended June 30, 2010 and 2009.
NOTE 11 – LEGAL PROCEEDINGS
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
Sweeney Litigation
On December 5, 2008, a lawsuit was filed in state court in Cook County, Illinois (“Sweeney litigation”) by eleven individual plaintiffs and Griffin Asset Management, LLC. The lawsuit alleges that defendants Richard N. Jeffs (“Jeffs), Marc Bruner (“Bruner”) and the Company through its agency with Bruner, made misrepresentations, committed fraud, aided and abetted a scheme to defraud, and conspired to defraud in connection with the plaintiffs’ investment in Brek Energy Corporation (“Brek”). The complaint alleged that plaintiffs’ relied on various misrepresentations and omissions by the individual defendants when making the decision to invest in Brek, which merged into the Company in December of 2007. Plaintiffs sought unspecified damages in an amount in excess of $50,000, punitive damages, attorneys’ fees, and costs. The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division, on January 7, 2009 and answered the complaint, denying all liability, on February 13, 2009. A scheduling conference was held on April 1, 2009. The judge ordered fact discovery in the case to be completed by December 15, 2009 and set the trial for June 7, 2010. Following the scheduling conference, Jeffs was served with the complaint and filed a motion to dismiss all counts against him on the grounds that certain claims are barred by limitations, that plaintiffs lack standing to bring other claims, and that plaintiffs have failed to join an indispensable party (Brek).
During the fall of 2009, the parties began to engage in the early stages of discovery and numerous depositions were scheduled for late November and the first half of December 2009. Prior to the start of depositions, however, on November 25, 2009, the parties reached an agreement in principle to settle the claims made against the Company and Bruner in the Sweeney litigation.
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
On or around December 18, counsel for the Company, Bruner, Jeffs, and plaintiffs reached an agreement in principle to settle all claims in both the Sweeney litigation and the Jeffs litigation. This global settlement was documented and finalized in February 2010.
On February 5, 2010, counsel for the Company, Bruner, Jeffs, and plaintiffs filed an Agreed Motion for Dismissal with Prejudice of the Sweeney litigation. On February 9, 2010, the United States District Court for the Northern District of Illinois, Eastern Division entered a docket entry granting the parties’ Agreed Motion and dismissing the Sweeney litigation with prejudice. On February 10, 2010, a settlement payment was made to the Sweeney plaintiffs in connection with this dismissal with prejudice. On February 16, 2010, counsel for Gasco and Jeffs filed an Agreed Motion for Dismissal with Prejudice of the Jeffs litigation. On February 17, 2010, the United States District Court for the District of Colorado entered an Order of Dismissal with Prejudice. A settlement payment, which was accrued in the accompanying financial statements as of December 31, 2009, was made on February 17, 2010, following this dismissal with prejudice. The Company received a partial reimbursement from its insurance provider related to this matter during the second quarter of 2010.
NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS
On August 22, 2008, the Company filed a Form S-3 shelf registration statement with the SEC. Under this registration statement, which was declared effective on September 8, 2008, the Company may from time to time offer and sell securities including common stock, preferred stock, depositary shares and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of its subsidiaries: Gasco Production Company, Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (collectively the “Guarantor Subsidiaries”). Set forth below are the condensed consolidating financial statements of the Company which, for purposes of this note and the related financial statements, is referred to as the Parent, and the Guarantor Subsidiaries. In accordance with US GAAP the financial statements of the Parent would include an investment in its subsidiaries and the subsidiaries would include general and administrative expenses. These condensed statements are presented for information purposes only and do not purport to be the Parent’s balance sheet or statement of operations prepared under US GAAP.

Condensed Consolidating Balance Sheet
As of June 30, 2010
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$923,156	$3,186,531	$4,109,687
Accounts receivable	198,344	3,060,641	3,258,985
Inventory	—	1,215,234	1,215,234
Derivative instruments	345,972	—	345,972
Prepaid expenses	48,604	26,580	75,184

Total	1,516,076	7,488,986	9,005,062

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	76,759	256,551,166	256,627,925
Unproved mineral interests	1,054,096	38,453,324	39,507,420
Facilities and equipment	—	977,293	977,293
Furniture, fixtures and other	295,077	—	295,077

Total	1,425,932	295,981,783	297,407,715
Less accumulated depreciation, depletion and amortization	(224,493)	(228,961,046)	(229,185,539)

Total	1,201,439	67,020,737	68,222,176

OTHER ASSETS
Deposit	139,500	500,000	639,500
Note receivable	—	500,000	500,000
Deferred financing costs	1,973,415	—	1,973,415
Intercompany	206,627,654	(206,627,654)	—

Total	208,740,569	(205,627,654)	3,112,915

TOTAL ASSETS	$211,458,084	$(131,117,931)	$80,340,153

Condensed Consolidating Balance Sheet
As of June 30, 2010
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$766,869	$899,323	$1,666,192
Revenue payable	—	2,393,949	2,393,949
Advances from joint interest owners	—	1,992,617	1,992,617
Current portion of long-term debt	5,544,969	—	5,544,969
Accrued interest	55,385	—	55,385
Accrued expenses	1,032,000	—	1,032,000

Total	7,399,223	5,285,889	12,685,112

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2011	468,000	—	468,000
5.5% Convertible Senior Notes due 2015	48,205,404	—	48,205,404
Deferred income from sale of assets	—	2,969,307	2,969,307
Asset retirement obligation	—	1,070,202	1,070,202

Total	48,673,404	4,039,509	52,712,913

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,777	—	10,777
Other	155,374,680	(140,443,329)	14,931,351

Total	155,385,457	(140,443,329)	14,942,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$211,458,084	$(131,117,931)	$80,340,153

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

Condensed Consolidating Balance Sheet
As of December 31, 2009
(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$209,153	$901,106	$1,110,259
Revenue payable	—	2,245,545	2,245,545
Derivative instruments	1,932,513	—	1,932,513
Accrued interest	844,108	—	884,108
Accrued expenses	1,215,106	—	1,215,106

Total	4,200,880	3,146,651	7,347,531

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	34,544,969	—	34,544,969
Derivative instruments	761,092	—	761,092
Asset retirement obligation related to assets held for sale	—	206,595	206,595
Asset retirement obligation	—	1,054,370	1,054,370
Deferred rent expense	20,555	—	20,555

Total	100,326,616	1,260,965	101,587,581

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,780	—	10,780
Other	143,000,324	(147,204,503)	(4,204,179)

Total	143,011,104	(147,204,503)	(4,193,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$247,538,600	$(142,796,887)	$104,741,713

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Three Months Ended June 30, 2010	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$4,944,891	$4,944,891

Total	—	4,944,891	4,944,891

OPERATING EXPENSES
Lease operating	—	1,521,858	1,521,858
Transportation and processing	—	892,247	892,247
Depletion, depreciation, amortization and accretion	12,863	1,057,366	1,070,229
Gain on sale of assets, net	—	(49,754)	(49,754)
General and administrative	831,740	—	831,740

Total	844,603	3,421,717	4,266,320

OTHER INCOME (EXPENSE)
Interest expense	(1,058,407)	—	(1,058,407)
Derivative losses	(56,425)	—	(56,425)
Gain on extinguishment of debt	15,758,011	—	15,758,011
Amortization of deferred income from sale of assets	—	50,613	50,613
Interest income	201	7,242	7,443

Total	14,643,380	57,855	14,701,235

NET INCOME	$13,798,777	$1,581,029	$15,379,806

		Guarantor
For the Three Months Ended June 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$3,446,384	$3,446,384
Gathering	—	550,677	550,677
Rental income	—	965,929	965,929

Total	—	4,412,313	4,412,313

OPERATING EXPENSES
Lease operating	—	1,088,049	1,088,049
Gathering operations	—	775,182	775,182
Depletion, depreciation, amortization and accretion	16,698	1,077,433	1,094,131
Loss on sale of assets, net	—	558,189	558,189
General and administrative	2,009,998	—	2,009,998

Total	2,026,696	3,498,853	5,525,549

OTHER INCOME (EXPENSE)
Interest expense	(1,501,459)	—	(1,501,459)
Derivative loss	(1,249,059)	—	(1,249,059)
Interest income	729	3,391	4,120

Total	(2,749,789)	3,391	(2,746,398)

NET INCOME (LOSS)	$(4,776,485)	$916,851	$(3,859,634)

Consolidating Statements of Operations
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2010	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$10,730,484	$10,730,484
Gathering	—	595,942	595,942

Total	—	11,326,426	11,326,426

OPERATING EXPENSES
Lease operating	—	2,471,340	2,471,340
Gathering operations	—	375,848	375,848
Transportation and processing	—	1,124,208	1,124,208
Depletion, depreciation, amortization and accretion	277,710	1,669,118	1,946,828
Gain on sale of assets, net		(45,111)	(45,111)
General and administrative	3,917,823	—	3,917,823

Total	4,195,533	5,595,403	9,790,936

OTHER INCOME (EXPENSE)
Interest expense	(2,409,569)	—	(2,409,569)
Derivative gain	3,288,060	—	3,288,060
Gain on extinguishment of debt	15,758,011	—	15,758,011
Amortization of deferred income from sale of assets	—	67,484	67,484
Interest income	399	22,179	22,578

Total	16,636,901	89,663	16,726,564

NET INCOME	$12,441,368	$5,820,686	$18,262,054

		Guarantor
For the Six Months Ended June 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$7,618,406	$7,618,406
Gathering	—	1,841,130	1,841,130
Rental income	—	366,399	366,399

Total	—	9,825,935	9,825,935

OPERATING EXPENSES
Lease operating	—	1,779,986	1,779,986
Gathering operations	—	1,482,696	1,482,696
Depletion, depreciation, amortization and accretion	33,581	3,643,520	3,677,101
Impairment	—	41,000,000	41,000,000
Contract termination fee	4,701,000	—	4,701,000
Loss on sale of assets, net	—	679,189	679,189
General and administrative	3,870,044	—	3,870,044

Total	8,604,625	48,585,391	57,190,016

OTHER INCOME (EXPENSE)
Interest expense	(2,660,188)	—	(2,660,188)
Derivative loss	2,293,567	—	2,293,567
Interest income	1,316	4,506	5,822

Total	(365,305)	4,506	(360,799)

NET LOSS	$(8,969,930)	$(38,754,950)	$(47,724,880)

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Three Months Ended June 30, 2010	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(5,662,693)	$8,429,477	$2,766,784

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(16,683)	—	(16,683)
Cash paid for acquisitions, development and exploration	—	(4,017,346)	(4,017,346)
Increase in advances from joint interest owners	—	1,992,617	1,992,617
Proceeds from property sales	—	24,259,000	24,259,000

Net cash provided by (used in) investing activities	(16,683)	22,234,271	22,217,588

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(29,000,000)	—	(29,000,000)
Cash paid for debt issuance costs	(1,952,025)	—	(1,952,025)
Payment of deposit	(500,000)	—	(500,000)
Intercompany	37,370,654	(37,370,654)	—

Net cash provided by (used in) financing activities	5,918,629	(37,370,654)	(31,452,025)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,253	(6,706,906)	(6,467,653)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	683,903	9,893,437	10,577,340

END OF PERIOD	$923,156	$3,186,531	$4,109,687

Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor
For the Six Months Ended June 30, 2009	Parent	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$446,015	$12,534,838	$12,980,853

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(2,297)	—	(2,297)
Cash paid for acquisitions, development and exploration	—	(8,169,017)	(8,169,017)
Proceeds from the sale of assets	—	500,000	500,000
Advances from joint interest owners	—	(612,222)	(612,222)

Net cash used in investing activities	(2,297)	(8,281,239)	(8,283,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	—	13,000,000
Repayment of borrowings	(9,143,731)		(9,143,731)
Intercompany	(3,616,499)	3,616,499	—

Net cash provided by financing activities	239,770	3,616,499	3,856,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	683,488	7,870,098	8,553,586

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	501,511	551,705	1,053,216

END OF PERIOD	$1,184,999	$8,421,803	$9,606,802

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward-looking statements used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (“Quarterly Report”).
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
Recent Developments
     Exchange of Convertible Notes
On June 22, 2010, we entered into exchange agreements (collectively, the “Exchange Agreements”) with certain holders (collectively, the “Investors”) of our 5.50% Convertible Senior Notes due October 5, 2011 (the “2011 Notes”). In accordance with the Exchange Agreements, on June 25, 2010 (the “Closing Date”), we exchanged $64,532,000 aggregate principal amount of our 2011 Notes (representing 99.28% of the outstanding 2011 Notes) for $64,532,000 aggregate principal amount of our unsecured 5.50% Convertible Senior Notes due October 5, 2015 (the “2015 Notes”), which are convertible, at the option of the holder, into shares of our common stock, par value $0.0001 per share, and/or shares of our newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), which are convertible into shares of common stock (the “Exchange Transaction”). We also paid to the Investors an aggregate cash amount of $788,724, equal to all accrued but unpaid interest with respect to the 2011 Notes as of but not including the Closing Date.
The 2015 Notes were issued in an aggregate principal amount of $64,532,000 with a final maturity date of October 5, 2015. The 2015 Notes are governed by an indenture (the “Indenture”), dated as of June 25, 2010, by and between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The 2015 Notes were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) and Regulation D thereunder.
We will pay interest on the unpaid principal amount of the 2015 Notes at a rate of 5.50% per annum semiannually, in arrears, on April 5 and October 5 of each year commencing on October 5, 2010. Interest on the 2015 Notes will accrue from the Closing Date.
As stated above, the 2015 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock or, at the election of such holder, into shares of Preferred Stock. The initial conversion price for converting the 2015 Notes into common stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into Preferred Stock, other than pursuant to an automatic conversion (described below), is equal to $100, which is equal to a conversion rate of ten shares of Preferred Stock per $1,000 principal amount of 2015 Notes. Pursuant to the Indenture, we may not issue shares of common stock to holders of the 2015 Notes (including shares of common stock issuable upon a conversion of the 2015 Notes or upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes or in payment of any change of control purchase price, make whole premium or conversion make whole payment (each as described in the Indenture)) in excess of 19.9% of the number of shares of common stock outstanding immediately prior to the closing of the Exchange Transaction (the “Exchange Cap”), until stockholder approval of the issuance of common stock in excess of the Exchange Cap is obtained or we obtain a written opinion from our outside counsel that such approval is not required. Additionally, a holder may not convert all or any portion of such holder’s 2015 Notes into common stock to the extent that such holder and its affiliates would, after giving effect to such conversion, beneficially own more than 4.99% of the outstanding shares of common stock (the “Maximum Ownership Percentage”), provided that such holder, upon not less than 61 days’ prior written notice to us, may increase the Maximum Ownership Percentage applicable to such holder (but, for the avoidance of doubt, not for any subsequent or other holder) to 9.9% of the outstanding shares of common stock.
Prior to the full conversion date described below (and except in connection with any provisional redemption by the Company (described below)), holders of the 2015 Notes are permitted to convert the 2015 Notes but may elect to receive common stock upon such conversion only to the extent that the number of shares of common stock issuable upon such conversion of the 2015 Notes would not result in a violation of the Exchange Cap or the Maximum Ownership Percentage (or if a holder elects to receive shares of Preferred Stock upon conversion of all or any portion of the 2015 Notes, only to the extent that the number of shares of Preferred Stock issuable upon conversion would be convertible as of the conversion date into a number of shares of common stock that, if issued on the conversion date, would not result in a violation of the Exchange Cap). The “full conversion date” is the earlier of (i) the date on which the stockholders have approved the issuance of all of the shares of common stock issuable upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes in accordance with applicable law and the rules of the NYSE Amex or any other U.S. national or regional securities exchange on which the common stock is listed, the rules of which require stockholder approval for the issuance of shares of common stock upon conversion of the 2015 Notes, and (ii) September 5, 2015.
On or after the full conversion date or to the extent we have exercised our provisional redemption right, holders of the 2015 Notes are permitted to convert the 2015 Notes in full, subject to the Maximum Ownership Percentage; provided, however, that if the stockholder approval described above has not been obtained prior to such conversion, any shares of common stock issuable upon conversion of such 2015 Notes in excess of the Exchange Cap shall be settled in cash (or, if such holder has elected to receive shares of Preferred Stock upon such conversion, in lieu of any shares of Preferred Stock otherwise deliverable to such holder upon conversion that would be convertible into shares of common stock in excess of the Exchange Cap (without regard to any limitation on conversion set forth in the Certificate of Designation relating to the Preferred Stock (defined below)).
We may redeem the 2015 Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount of the 2015 Notes plus any accrued and unpaid interest and liquidated damages, if any, on the 2015 Notes redeemed to but not including the redemption date, if the closing price of our common stock equals or exceeds 150% of the conversion price for at least 20 trading days within the consecutive 30 trading day period ending on the trading day before the redemption date and all of the equity conditions set forth in the Indenture are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of the 2015 Notes then outstanding). If a holder elects to convert its 2015 Notes in connection with such a provisional redemption by us, we will make an additional payment equal to the total value of the aggregate amount of the interest otherwise payable on the 2015 Notes to be converted from the last day through which interest was paid on the 2015 Notes through and including the third anniversary of the Closing Date and discounted to the present value of such payment; provided, however, that at our option, in lieu of such discounted cash payment, we may deliver shares of Preferred Stock having a value equal to such discounted cash payment. The value of each share of Preferred Stock to be delivered shall be deemed equal to the product of (i) the average closing price per share of common stock over the ten trading day period ending on the trading day before the redemption date, and (ii) the number of whole shares of common stock into which each share of Preferred Stock is then convertible (without giving effect to any limitations on conversion in the certificate of designations of the Preferred Stock) subject to certain conditions.
Upon a change of control (as defined in the Indenture), each holder of 2015 Notes may require us to repurchase some or all of our 2015 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2015 Notes to be repurchased plus accrued and unpaid interest and liquidated damages, if any, to but not including the date of purchase, plus, in certain circumstances, a make whole premium. We may pay the change of control purchase price and/or the make whole premium in cash or shares of Preferred Stock at our option. In addition, in the case of the make whole premium, at our option, we may pay such premium in the same form of consideration used to pay for the shares of common stock in connection with the transaction constituting the change of control.
Provided that all of the equity conditions set forth in the Indenture are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of all 2015 Notes then outstanding), on the third trading day after the receipt of the shareholder approval described above, an aggregate principal amount of 2015 Notes equal to the difference (but not less than zero) of (i) 30% of the original principal amount of all 2015 Notes minus (ii) the principal amount, if any, of the 2015 Notes that has been repaid, redeemed or repurchased by us, or converted into shares of common stock or Preferred Stock by holders of the 2015 Notes, will automatically convert into a number of shares of Preferred Stock equal to the aggregate principal amount of such 2015 Notes to be so converted multiplied by 0.01579. We will pay in cash any accrued and unpaid interest on the 2015 Notes subject to automatic conversion through the automatic conversion date.
The Indenture contains usual and customary covenants limiting our ability to incur additional indebtedness, with certain exceptions, or liens on our property or assets, restricting our ability to make dividends or other distributions, requiring our domestic subsidiaries to guaranty the 2015 Notes, requiring us to list the shares of common stock that may be issued upon conversion of the 2015 Notes and the Preferred Stock on the NYSE Amex or any other U.S. national or regional securities exchange on which the common stock is then listed, and requiring us to use reasonable best efforts to obtain stockholder approval for the issuance of shares of common stock upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes.
Events of default under the Indenture include (1) our failure to pay (in cash or, if applicable, shares of Preferred Stock) principal or premium (including any make-whole premium or conversion make-whole payment) when due; (2) our failure to pay interest, including liquidated damages, if any, when due on the 2015 Notes, and such failure continues for 30 days after the date when due; (3) our failure to issue and deliver shares of common stock or Preferred Stock, and any cash in lieu of fractional shares, when such shares of common stock, Preferred Stock or cash in lieu of fractional shares is required to be delivered, and such failure continues for 10 days after the required delivery date; (4) our failure to give timely notice of a change of control; (5) during the required period, our failure to file certain reports, statements and other documents required to be filed by the Company with the Securities and Exchange Commission (the “SEC”) prior to the periods set forth in the Indenture; (6) our failure to perform or observe any other term, covenant or agreement in the 2015 Notes or the Indenture for 60 days after written notice of such failure has been given to us as provided in the Indenture; (7) our or that of our significant subsidiaries’ failure to make payments by the end of the applicable grace period, if any, on indebtedness for borrowed money in excess of $5 million or if indebtedness for borrowed money of us or a significant subsidiary in excess of $5 million is accelerated in certain circumstances; (8) certain events of bankruptcy, insolvency or reorganization with respect to us or a significant subsidiary or any of our subsidiaries which in the aggregate would constitute a significant subsidiary; and (9) a default occurs under any permitted subordinated indebtedness in excess of $2,000,000 individually or in the aggregate.
The 2015 Notes are unsecured and unsubordinated and rank on a parity in right of payment with all of our existing and future senior unsecured indebtedness (including any 2011 Notes that are not exchanged for 2015 Notes), rank senior in right of payment to any of our existing and future subordinated indebtedness, and are effectively subordinated in right of payment to any of our secured indebtedness or other obligations to the extent of the value of the assets securing such indebtedness or other obligations. Our subsidiaries guarantee the 2015 Notes pursuant to a Guaranty Agreement dated as of June 25, 2010, by and among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of the Trustee.
The Exchange Transaction was recorded as an extinguishment of debt whereby the difference between the fair value of the 2015 Notes in their entirety and the carrying value of the 2011 Notes exchanged less unamortized debt issuance costs was recorded as a gain on the extinguishment of debt of $15,758,011. Unless and until shareholder approval is obtained, and we have the ability to issue shares to satisfy the entire conversion option with equity, the portion of the 2015 Notes that may currently be required to be settled in cash, and certain other features are considered to be embedded derivatives that are required to be accounted for as a liability and an additional debt discount. Changes in the fair value of that liability will be reported currently in earnings and the debt discount will be accreted to interest expense. Because the fair value of the 2015 Notes, including the embedded derivatives which are a significant portion of the total value, at June 30, 2010, approximates the issuance date fair value (due to the proximity of the issuance to June 30, 2010), there is no impact to earnings for the three and six month periods ended, June 30, 2010, for the change in fair value of the embedded derivative. The 2015 Notes, including the fair value of the embedded derivatives, are presented on our consolidated balance sheets in the line item “5.5% Convertible Senior Notes due 2015.”
As noted above, in connection with the Exchange Transaction, on June 22, 2010, by filing with the Secretary of State of the State of Nevada a Certificate of Designation (the “Certificate of Designation”), we created and authorized out of the authorized but unissued shares of our capital stock, 2,000,000 shares of Series C Convertible Preferred Stock. The terms, preferences and relative and other rights, and the qualifications, limitations and restrictions of the Preferred Stock that may be issued upon conversion of the 2015 Notes or in payment of any change of control purchase price, make-whole premium or conversion make-whole payment are set forth in the Certificate of Designation. The Preferred Stock is entitled to receive cash dividends as well as distributions upon liquidation, dissolution or any other winding up event. The Preferred Stock does not have any right or power to vote on any question or in any proceeding or to be represented at or to receive notice of any meeting of holders of our capital stock, except as required by law. The Preferred Stock may not be redeemed by us at any time.

Each share of Preferred Stock is convertible at the option of the holder thereof, at any time into the number of fully paid and nonassessable shares of common stock equal to the quotient of (1) one hundred dollars ($100.00) divided by (ii) the conversion price applicable to shares of common stock as determined pursuant to the Indenture and in effect at the time of conversion (and any fractional share of Preferred Stock shall be convertible on the same proportional basis). A holder may not convert all or any portion of such holder’s Preferred Stock in excess of the Exchange Cap until stockholder approval of the issuance of common stock in excess of the Exchange Cap is obtained or we obtain a written opinion from outside counsel that such approval is not required. Additionally, a holder may not convert all or any portion of such holder’s Preferred Stock into common stock to the extent that such holder and its affiliates would, after giving effect to such conversion, beneficially own more than the Maximum Ownership Percentage.
As of June 30, 2010, no shares of Preferred Stock were issued and outstanding.
     The Investor Rights Agreement
On June 25, 2010, in connection with the Exchange Transaction, we entered into an investor rights agreement (the “Investor Rights Agreement”) with CNH CA Master Account, L.P., a Cayman limited partnership (“CNH”), and AQR Absolute Return Master Account, L.P., a Cayman limited partnership (“AQR” and, together with CNH, the “Investor Parties”), which entitles the Investor Parties to nominate one member to our Board of Directors (the “Board”) so long as such Investor Parties beneficially own at least 20% of our outstanding shares of common stock (counting all outstanding 2011 Notes, all outstanding 2015 Notes and all outstanding shares of Preferred Stock as if such notes and Preferred Stock had converted into common stock based on the then applicable conversion rates of such notes and Preferred Stock, as applicable, without regard to the limitations on conversion of the 2015 Notes or the Preferred Stock). Pursuant to the Investor Rights Agreement, the Investor Parties provided the Company with the name of an individual, Mr. Dean Furbush, to be nominated to serve as a member of the Board, effective as of the Closing Date.
In accordance with Investor Rights Agreement, the Board duly appointed Mr. Furbush to the Board to serve effective as of the Closing Date until the 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) or until the earlier of his death, resignation or removal. Mr. Furbush has been nominated by the Board to stand for re-election to the Board at the 2010 Annual Meeting.

Amendments to Credit Facility
On June 22, 2010, we entered into the Tenth Amendment to our $250 million revolving credit facility (the “Credit Facility”) pursuant to which the Credit Facility was amended to, among other things, to permit (i) our incurrence of indebtedness under the 2015 Notes, (ii) our Subsidiaries’ guarantee of the 2015 Notes; (iii) our incurrence of indebtedness and related liens relating to certain insurance policies; (iv) the interest payments and equity payments (of common stock and Preferred Stock) required under the 2015 Notes; and (v) and the exchange of the 2011 Notes for the 2015 Notes and other transactions and requirements contemplated by the Exchange Transaction.
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
Reduced Cash Flows from Operations Could Impact Our Ability to Fund Capital Expenditures and Meet Working Capital Needs
Oil and gas prices have declined significantly since historic highs in July 2008. To mitigate the impact of lower commodity prices on our cash flows, we entered into commodity derivative instruments through the first quarter of 2011 (see Note 5 “Derivatives” of the accompanying unaudited consolidated financial statements for further discussion). In the event that commodity prices stay depressed or decline further, our cash flows from operations would be reduced even taking into account our commodity derivative instruments for 2010 and 2011 and may not be sufficient when coupled with available capacity under our Credit Facility to meet our working capital needs or, in the event of a significant decline in commodity prices, fund our 2010 capital expenditure budget. This could cause us to alter our business plans, including further reducing our exploration and development plans.
We are operating under a preliminary capital budget subject to Board approval for 2010 of $6 million which will be used primarily for the completion and recompletion projects on our existing wells. During the first six months of 2010 we funded our operating activities with cash flows from operating activities and sales proceeds from the sale of a partial working interest in some of our wells. Based on current expectations, we intend to fund our budget entirely through cash flows from operations. Consequently, we will continue to monitor spending and cash flows throughout the year and may accelerate or delay investment depending on commodity prices, cash flows expectations and changes in our borrowing capacity.
Effective February 26, 2010, in connection with certain asset sales, our borrowing base under our Credit Facility was reduced to $16 million from $35 million and as of June 30, 2010, we had $5.5 million of outstanding borrowings and $0.5 million in letters of credit, which were released during July 2010, thereunder. Our borrowing base could be further reduced in the future by our lenders. Though we anticipate funding our capital budget of $6 million for 2010 through cash flows from operations, an inability to access additional borrowings in excess of our $10 million of existing capacity under our Credit Facility will limit our ability to increase our operating budget and execute on our growth plans.
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
Reduced Cash Flows from Operations Could Result in a Default under Our Credit Facility and Convertible Senior Notes due 2015 and Convertible Senior Notes due 2011
Our Credit Facility contains covenants including those that require us to maintain (1) a current ratio (defined as current assets plus unused availability under the credit facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of senior debt to EBITDAX (as such term is defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter. In addition, the Credit Facility contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of June 30, 2010, our current and senior debt to EBITDAX ratios were 2.6:1.0 and 0.1:1.0, respectively, and we were in compliance with each of the covenants as of June 30, 2010. Sustained or lower oil and natural gas prices and the impact of the sale of our gathering system could reduce our consolidated EBITDAX and thus could reduce our ability to maintain existing levels of senior debt or incur additional indebtedness.
Any failure to be in compliance with any material provision or covenant of our Credit Facility could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our Credit Facility. Additionally, should our obligation to repay indebtedness under our Credit Facility be accelerated, we would be in default under the indentures governing our 2015 Notes and 2011 Notes, which would require repayment of the outstanding principal, interest and liquidated damages, if any, on such 2015 Notes and 2011 Notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, we may be required to sell a portion of our assets or issue additional securities, which would be dilutive to our shareholders and may not be on terms acceptable to us.
Reduced Commodity Prices Could Impact the Borrowing Base under Our Credit Facility
Our Credit Facility limits our borrowings to the borrowing base less our total outstanding letters of credit issued there under. As of June 30, 2010, we had loans of approximately $5.5 million outstanding under our Credit Facility and letters of credit in the amount of approximately $455,000, which were released in July 2010 (see Note 7 “Credit Facility” to the accompanying unaudited consolidated financial statements. for further discussion).
Under the terms of our Credit Facility, our borrowing base is subject to semi-annual redetermination by our lenders thereunder (the “Lenders”)based on their valuation of our proved reserves and their internal criteria. In addition to such semi-annual determinations, our Lenders may request one additional borrowing base redetermination between each semi-annual calculation.

If our borrowing base is further reduced as a result of a redetermination to a level below our then current outstanding borrowings, we will be required to repay the amount by which such outstanding borrowings exceed the borrowing base within 30 days of notification by the Lenders and we will have less or no access to borrowed capital going forward. If we do not have sufficient funds on hand for repayment, we will be required to seek a waiver or amendment from our Lenders, refinance our Credit Facility or sell assets or additional shares of common stock. We may not be able to refinance or complete such transactions on terms acceptable to us, or at all. In the event that we are unable to repay the amount owed within 30 days, we will be in default under the Credit Facility, and as such the Lenders party thereto will have the right to terminate their aggregate commitment under the Credit Facility and declare our outstanding borrowings immediately due and payable in whole. An acceleration of the outstanding indebtedness under the Credit Facility in this manner would additionally constitute an event of default under the indentures governing our 2015 Notes and our 2011 Notes. Should an event of default occur and continue under the indentures governing the 2015 Notes and the 2011 Notes, the 2015 Notes and the 2011 Notes may be declared immediately due and payable at their principal amount together with accrued interest and liquidated damages, if any. As such, should we anticipate that we will not be able to repay all amounts owed under the Credit Facility as a result of the anticipated borrowing base redetermination; we will consider, along with previously discussed refinancing and sales, a sale of our company or our assets as well as a voluntary reorganization in bankruptcy. Additionally, if we are unable to repay amounts owed under the Credit Facility, the 2015 Notes and the 2011 Notes, we may be forced into an involuntary reorganization in bankruptcy.
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
Completion Operations
We began our up-hole recompletion program in early February 2010. Since then, we have successfully completed the initial stages on one Upper Mancos well and recompleted 11 gross wells (4.8 net) with seven gross wells (3.0 net) being in the second quarter 2010. Future recompletions are subject to oilfield service availability and weather conditions.
In late March we turned on one of the wells (Gasco operated – 100% working interest) that we acquired as part of the Petro-Canada acquisition discussed earlier, after installing production equipment and connecting it to sales. The other well acquired in this acquisition was producing when it was purchased; however, our field personnel have optimized the production and have increased the flows rates on this well (Gasco operated – 100% working interest).
Oilfield services and pressure pumping remain widely available to us and at competitive prices. Current per-stage fracture stimulation costs are now averaging $30,000, as compared to $95,000 two years ago, a 67% decrease. The average recompletion includes six stages. Current recompletions are consistently yielding higher production rates for the Upper Blackhawk and Mesaverde pay horizons. The first eight Upper Blackhawk/Mesaverde recompletions in 2010 are realizing a greater than 25% increase in their production over eight similar recompletions in 2008 when compared to each well’s first eight-week production period. Consequently, the decreased stimulation costs when combined with the increased production are contributing to much better per-well economics.
As of June 30, 2010, we operated 133 gross wells, and we currently have an inventory of 30 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities.
California Projects
The project in our Northwest McKittrick Prospect is in its final permitting stage and we currently expect a late 2010 spud date. The Northwest McKittrick Prospect is a subthrust prospect covering approximately 600 gross acres targeting Tulare, Olig, McKittrick and Stevens sands draped over a faulted anticlinal nose as interpreted from well data and surface geology. We will be carried for 20% working interest on three wells that will test through the Stevens sands.
Our partner in the Southwest Cymric Prospect has elected not to drill its option well. This partner drilled a first, shallow well on this prospect in December 2009 and the well was plugged and abandoned. In order to earn into the prospect the partner had to drill a second, deeper well within 180 days from completing drilling operations on the first well. The partner has returned all acreage to us and we are currently in the process of identifying additional potential partners for all of our prospects.
Our Willow Springs Prospect is in the process of having 3-D seismic shot over it. The operator will then process the 3-D seismic and identify potential drillable locations in the Willow Springs area. The timing of any initial drilling on the Willow Springs Prospect is subject to the operator’s discretion. All other prospects are either in the permitting stage or are seeking a partner. We continue to receive very active interest in all of its California prospects.
Wyoming
During the second quarter 2010 we sold our remaining acreage in Wyoming along with our interest in two producing wells at an auction for $9,000. The low natural gas prices we were receiving in this area had made it difficult for us to find partners to participate in the drilling of wells in this area, and as a result, we reclassified all unproved leasehold costs associated with this area into proved property during 2007.
Oil and Gas Production Summary
The following table presents our production and price information during the three and six months ended June 30, 2010 and 2009. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Natural gas production (Mcf)	1,084,910	1,111,589	2,023,617	2,304,607
Average sales price per Mcf	$3.90	$2.60	$4.62	$2.95

Oil production (Bbl)	11,127	12,416	21,359	22,670
Average sales price per Bbl	$63.85	$44.34	$64.15	$35.80

Production (Mcfe)	1,151,672	1,186,085	2,151,771	2,440,627
During the three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009, our oil and gas production decreased by approximately 3% and 12%, respectively, primarily due to normal production declines which were not offset by new production due to our decision to cease drilling and completion operations in February 2009.
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
As of June 30, 2010 we had negative working capital of $3,680,050 primarily due to the $5,544,969 of borrowings under our Credit Facility which is now a current liability due March 29, 2011. We are currently working with our lenders to extend the maturity date of this obligation.

Sources and Uses of Funds
The following table summarizes our sources and uses of cash for each of the six months ended June 30, 2010 and 2009.

	For the Six Months Ended
	June 30,
	2010	2009
Net cash provided by operations	$2,766,784	$12,980,853
Net cash provided by (used in) investing activities	22,217,588	(8,283,536)
Net cash (used in) provided by financing activities	(31,452,025)	3,856,269
Net (decrease) increase in cash	(6,467,653)	8,553,586
Cash provided by operations decreased by $10,214,069 from June 30, 2009 to June 30, 2010. The decrease in cash provided by operations was primarily due to the changes in operating assets and liabilities during the first six months of 2010. The decrease in cash provided by operations was partially offset by increased oil and gas revenue primarily due to a 57% increase in gas prices and a 79% increase in oil prices partially offset by the 12% decrease in equivalent oil and gas production during 2010.
Our investing activities during the six months ended June 30, 2010 and 2009 related primarily to the sales proceeds of $24,259,000 associated primarily with the sale of our gathering and evaporative facilities and the sale of a partial working interest in 32 producing wells (see Note 3 “Asset Sales and Acquisitions” of the accompanying unaudited consolidated financial statements). In addition, investing activities included our development and exploration activities, fixed asset additions and the change in our advances from joint interest owners.
The financing activity during the first six months of 2010 was comprised of $29,000,000 in repayments of borrowings on our line of credit, the payment of $1,952,025 in debt issuance costs associated with the Exchange Transaction and the payment of a deposit of $500,000 in connection with our new gathering agreement. The financing activity during the first six months of 2009 consisted of $13,000,000 of borrowings under our line of credit and the repayment of borrowings of $9,143,731.
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
Oil and Gas Properties and Reserves
We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized. Under new oil and gas accounting rules, we prepared our oil and gas reserve estimates as of December 31, 2009 and June 30, 2010 using the average, first-day-of–the-month price during the 12-month periods then ending. In prior periods, we used the year-end price and subsequent commodity price increases could be utilized to calculate the ceiling value. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. There was no additional impairment recorded for the remainder of 2009 or during the first six months of 2010. Therefore, impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009.
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
Derivatives
We have entered into certain commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We record all derivative instruments at fair value in the accompanying consolidated balance sheets. Changes in the fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We recorded a change in the fair value of commodity derivative instruments of $3,657,030 and $(9,466,884) during the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, the fair value of the natural gas agreements was a current asset of $345,972. The fair value measurement of the commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments and (e) the counterparty’s credit risk. The unobservable inputs related to the volatility of the oil and gas commodity market are very significant in these calculations. Continued volatility in these markets could have a significant impact on the fair value of our derivative contracts. See Note 8 “Fair Value Measurements” to the accompanying unaudited consolidated financial statements for further discussion.

Results of Operations
The Second Quarter of 2010 Compared to the Second Quarter of 2009
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended
	June 30,
	2010	2009
Natural gas production (Mcf)	1,084,910	1,111,589
Average sales price per Mcf	$3.90	$2.60
Natural gas revenue	$4,234,472	$2,895,707

Oil production (Bbl)	11,127	12,416
Average sales price per Bbl	$63.85	$44.35
Oil revenue	$710,419	$550,677
The increase in oil and gas revenue of $1,498,507 during the second quarter of 2010 compared with the second quarter of 2009 is comprised of an increase in the average oil and gas prices of $19.50 per Bbl and $1.30 per Mcf partially offset by a 3% decrease in equivalent oil and gas production primarily due to normal production declines which were not offset by new production due to our decision to cease drilling and completion operations in February 2009. The $1,498,507 increase in oil and gas revenue during the second quarter of 2010 represents an increase of $1,582,571 related to the increase in oil and gas prices and a decrease of $84,064 related to the equivalent production decrease.
Gathering Revenue and Expenses
Gathering revenue and expense represents the income earned from the third-party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the Riverbend area gathering assets that we constructed during 2004 and 2005. We sold our gathering assets during February 2010, as described in Note 3 “Asset Sales and Purchases – Sale of Gathering Assets” of the accompanying unaudited consolidated financial statements, which resulted in a decrease in the gathering income of $965,929 and a decrease of $775,182 in gathering operations expenses during the second quarter of 2010.

Lease Operating Expenses
The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three
	Months Ended
	June 30,
	2010	2009
Direct operating expenses and overhead	$1,242,412	$934,155
Workover expense	112,025	2,896

Total operating expenses	$1,354,437	$937,051

Operating expenses per Mcfe	$1.18	$0.79

Production and property taxes	$174,715	$150,998

Production and property taxes per Mcfe	$0.15	$0.13

Total lease operating expense per Mcfe	$1.33	$0.92

Lease operating expense increased $441,103 during the second quarter of 2010 compared with the second quarter of 2009. The increase is comprised of a $417,386 increase in operating expenses and a $23,717 increase in production taxes primarily due to the increase in natural gas and oil revenue during the second quarter of 2010. The increase in operating expenses is primarily due a $300,000 increase in water disposal fees as we now have to pay the new owner for these services due to the sale of our evaporative facilities in February 2010 combined with a $109,000 increase in workover expenses. Prior to the sale of the evaporative facilities, the revenue and expenses related to water disposal were eliminated. See further description in Note 3 “Asset Sales and Purchases – Sale of Gathering Assets” in the accompanying unaudited consolidated financial statements.
Transportation and Processing
Transportation and processing costs of $884,953 ($0.77 per Mcfe) represent the costs we incurred to transport the gas production from our wells subsequent to the sale of our gathering assets as described in Note 3 “Asset Sales and Purchases – Sale of Gathering Assets” in the accompanying unaudited consolidated financial statements. Prior to the sale of our gathering assets during February 2010, these intercompany costs were eliminated from revenue and expense.
Depletion, Depreciation, Amortization and Accretion
Depletion, depreciation and amortization expense during the second quarters of 2010 and 2009 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $23,902 during the second quarter of 2010 compared to the second quarter of 2009 is primarily due to the decrease in equivalent production during the second quarter of 2010 as described above.

(Gain) Loss on Sale of Assets, net
The gain on sale of assets, net during the second quarter of 2010 is comprised of a net gain of $49,754 reflecting the value of the inventory attributable to the outside working interest owners when it was transferred to the wells. The loss on sale of assets, net includes a loss of $905,850 on the sale of our drilling rig during June 2009 for proceeds of $1,000,000 during the second quarter of 2009 offset by a gain of $347,661 representing the increase in the value of our inventory from when it was originally purchased to when it was transferred to the wells.
General and Administrative Expense
The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three
	Months Ended
	June 30,
	2010	2009
Total general and administrative costs	$1,094,472	$2,268,729
General and administrative costs allocated to drilling, completion and operating activities	(595,570)	(717,505)

General and administrative expense	$498,902	$1,551,224

General and administrative expenses per Mcfe	$0.43	$1.30

Total stock-based compensation costs	$333,328	$454,329
Stock-based compensation (costs) reduction in costs capitalized	(490)	4,445

Stock-based compensation	$332,838	$458,774

Stock-based compensation per Mcfe	$0.29	$0.39

Total general and administrative expense including stock-based compensation	$831,740	$2,009,998

Total general and administrative expense per Mcfe	$0.72	$1.69

General and administrative expense decreased by $1,178,258 ($1.23 per Mcfe) during the second quarter of 2010 as compared with the second quarter of 2009 primarily as the result of a $126,000 decrease in compensation expense due to the salary reductions we implemented during March 2009, a $400,000 in legal reimbursements received from our insurance company in connection with the litigation settlement further described in Note 11 “Legal Proceedings” in the accompanying unaudited consolidated financial statements, a $520,000 reduction in consulting fees related to our financial transactions during 2009, and a $125,000 decrease in stock-based compensation due to the vesting of certain stock options. The remaining decrease is due to the cost cutting measures that we implemented in early 2009.

Interest Expense
Interest expense decreased $443,052 during the second quarter of 2010 as compared with the second quarter of 2009 primarily due to the decreased outstanding debt balance during 2010 resulting from the sale of our gathering assets and evaporative facilities as further discussed in Note 3 “Asset Sales and Purchases” in the accompanying unaudited consolidated financial statements.
Derivative Losses
Derivative losses during the second quarters of June 30, 2010 and 2009 are comprised of realized and unrealized gains and losses on our commodity derivative instruments. The unrealized derivative gains (losses) represent the mark-to-market changes in our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter. The change in these gains and losses during the second quarter of 2010 as compared with the second quarter of 2009 is due to the changes in the gas prices during these periods.
Gain on Extinguishment of Debt
Gain on extinguishment of debt during the second quarter of 2010 represents the difference between the fair value of the 2015 Notes and the debt conversion derivative as compared to the carrying value of the 2011 Notes less unamortized debt issuance costs that were exchanged in the Exchange Transaction as further described in Note 4 “Convertible Senior Notes” of the accompanying unaudited financial statements.
Amortization of Deferred Income from Sale of Assets
The amortization of the deferred income from the sale of assets during the second quarter of 2010 represents the amortization of the excess of proceeds received over the carrying value of our gathering assets and evaporative facilities as further described in Note 3 “Asset Sales and Purchases” of the accompanying unaudited consolidated financial statements.
The First Six Months of 2010 Compared to the First Six Months of 2009
The comparisons for the six months ended June 30, 2010 with the six months ended June 30, 2009 are consistent with those discussed in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 except as discussed below:
Oil and Gas Revenue and Production
The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Six Months Ended
	June 30,
	2010	2009
Natural gas production (Mcf)	2,023,617	2,304,607
Average sales price per Mcf	$4.62	$2.95
Natural gas revenue	$9,360,372	$6,806,758

Oil production (Bbl)	21,359	22,670
Average sales price per Bbl	$64.15	$35.80
Oil revenue	$1,370,112	$811,648
The increase in oil and gas revenue of $3,112,078 during the first six months of 2010 compared with the first six months of 2009 is comprised of an increase in the average oil and gas prices of $28.35 per Bbl and $1.67 per Mcf partially offset by a 12% decrease in equivalent oil and gas production primarily due to normal production declines which were not offset by new production due to our decision to cease drilling and completion operations in February 2009. The $3,112,078 increase in oil and gas revenue during the first six months of 2010 represents an increase of $4,495,908 related to the increase in oil and gas prices and a decrease of $1,383,830 related to the equivalent production decrease.
Rental Income
Rental income during 2009 represents the lease payments received from a third party’s use of our drilling rig which was sold during June 2009. Our drilling rig was sold during June 2009 and therefore no rental income was recorded during the six months ended June 30, 2010.
Impairment
As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the six months ended June 30, 2009. No impairments were recorded during the six months ended June 30, 2010.
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

	For the Six
	Months Ended
	June 30,
	2010	2009
Total general and administrative costs	$3,739,925	$3,865,288
General and administrative costs allocated to drilling, completion and operating activities	(696,946)	(959,335)

General and administrative expense	$3,042,979	$2,905,953

General and administrative expenses per Mcfe	$1.41	$1.19

Total stock-based compensation costs	$873,474	$961,637
Stock-based compensation (costs) reduction in costs capitalized	1,370	2,454

Stock-based compensation	$874,844	$964,091

Stock-based compensation per Mcfe	$0.41	$0.40

Total general and administrative expense including stock-based compensation	$3,917,823	$3,870,044

Total general and administrative expense per Mcfe	$1.82	$1.59

General and administrative expense increased by $47,779 ($0.02 per Mcfe) during the first six months of 2010 as compared with the first six months of 2009 primarily as the result of $950,000 in severance payments we agreed to make to our former president and CEO in connection with his resignation during January 2010 and increased compensation expense due to the payment of non-management employee bonuses of approximately $300,000 related to the successful completion of asset sales and purchases during the first quarter of 2010 as further discussed in Note 3 “Asset Sales and Acquisitions” in the accompanying unaudited consolidated financial statements. This increase was offset by a $215,000 decrease in compensation expense due to the salary reductions we implemented during March 2009, $400,000 in legal reimbursements received from our insurance company in connection with the litigation settlement further described in Note 11 “Legal Proceedings” in the accompanying unaudited consolidated financial statements, a $485,000 reduction in consulting fees related to our financial transactions during 2009, and a $90,000 decrease in stock-based compensation due to the vesting of certain stock options. The remaining decrease is due to the cost cutting measures that we implemented in early 2009.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2010, the off-balance sheet arrangements and transactions that we entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Recently Issued Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for our fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for our fiscal year beginning January 1, 2011. The adoption had no impact on our consolidated financial position, results of operations or cash flows. Refer to Note 8 “Fair Value Measurements” of the accompanying unaudited consolidated financial statements for further details regarding the Company’s assets and liabilities measured at fair value.
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
The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts that we have discussed in this report:
•	fluctuations in natural gas and oil prices;
•	pipeline constraints;
•	overall demand for natural gas and oil in the United States;

•	changes in general economic conditions in the United States;

•	our ability to manage interest rate and commodity price exposure;
•	changes in our borrowing arrangements, including the impact of borrowing base redeterminations;
•	our ability to generate sufficient cash flows to operate;
•	the condition of credit and capital markets in the United States;
•	the amount, nature and timing of capital expenditures;
•	estimated reserves of natural gas and oil;
•	drilling of wells;
•	acquisition and development of oil and gas properties;
•	operating hazards inherent to the natural gas and oil business;
•	timing and amount of future production of natural gas and oil;
•	operating costs and other expenses;
•	cash flows and anticipated liquidity;
•	future operating results;
•	marketing of oil and natural gas;
•	federal and state regulatory or legislative developments;
•	competition and regulation; and
•	plans, objectives and expectations.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2010, our derivative instruments consisted of two swap agreements for our 2010 through March 2011 production. The fair value of these agreements was a current asset of $345,972 as of June 30, 2010. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. For our swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.
Our swap agreements for 2010 through March 2011 are summarized in the table below:

Agreement	Remaining		Fixed Price	Floating Price (a)
Type	Term	Quantity	Counterparty payer	Gasco payer
Swap (b)	7/10 — 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	7/10 — 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	4/11 — 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)	Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)	Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.
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
The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the six months ended June 30, 2010, our annual revenue would increase or decrease by approximately $21,000 for each $1.00 per barrel change in crude oil prices and $202,000 for each $0.10 per Mcf change in natural gas prices.
Debt Conversion Derivatives
The convertible debt embedded derivatives are subject to quarterly fair value adjustments.
Interest Rate Risk
We do not currently use interest rate derivatives to mitigate our exposure, including under our Credit Facility, to the volatility in interest rates. A 1.0% increase in interest rates on the average borrowings outstanding during the first six months of 2010 would increase interest expense by approximately $55,000 per year.

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
Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting during the Second Quarter of 2010
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For a discussion of our legal proceedings please see Note 11 “Legal Proceedings” of the accompanying unaudited condensed financial statements included herein.
Item 1A — Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended June 30, 2010, does not materially differ from that set out in Part I, Item 1A of our 2009 10-K except as set forth below.
The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.
The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect the our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounters, reduce our ability to monetize or restructure its existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

A substantial number of shares of our common stock will be eligible for future sale upon conversion of the 2015 Notes (or shares of Preferred Stock issuable upon conversion of the 2015 Notes), and the sale of those shares could adversely affect our stock price.
Pursuant to the terms of those certain Exchange Agreements entered into in connection with the issuance of the 2015 Notes (or shares of Preferred Stock issuable upon conversion of the 2015 Notes), we listed an additional 21,433,135 shares of common stock on the NYSE Amex. A substantial number of shares of our common stock are now eligible for public sale upon conversion of the 2015 Notes. If a significant portion of these shares were to be offered for sale at any given time, the public market for our common stock and the value of our common stock owned by our stockholders could be adversely affected.
No assurance can be given if or when our shareholders will approve the issuance of the shares of Common Stock in excess of the Exchange Cap upon conversion of the 2015 Notes (and upon conversion of any Preferred Stock issuable upon conversion of the 2015 Notes). If shareholder approval is not obtained, the ability of a holder to convert its 2015 Notes (or shares of Preferred Stock issuable upon conversion of the 2015 Notes) into shares of our common stock will be limited, which may reduce the value such holder may receive in connection with the exchange.
Prior to the full conversion date, as discussed elsewhere in this Quarterly Report, holders of our 2015 Notes are permitted to convert the 2015 Notes but may elect to receive common stock upon such conversion only to the extent that the number of shares of common stock issuable upon such conversion of the 2015 Notes would not result in a violation of the Exchange Cap or the Maximum Ownership Percentage (each as defined in the Indenture governing the 2015 Notes), or if a holder elects to receive shares of Preferred Stock upon conversion of all or any portion of the 2015 Notes, only to the extent that the number of shares of Preferred Stock issuable upon conversion would be convertible as of the conversion date into a number of shares of common stock that, if issued on the conversion date, would not result in a violation of the Exchange Cap or the Maximum Ownership Percentage.
The Indenture requires us to use our reasonable best efforts to have our shareholders approve the issuance of all the shares of our common stock issuable upon conversion of the 2015 Notes (and upon conversion of any Preferred Stock issuable upon conversion of the 2015 Notes) pursuant to the Indenture (and the Certificate of Designations relating to the Preferred Stock) in accordance with applicable law and the applicable rules and regulations of the securities exchange on which our common stock is listed. However, no assurance can be given that such shareholder approval will be obtained.
If our shareholders do not approve the issuance or do not approve it on a timely basis, the ability of holders to convert their 2015 Notes (or shares of Preferred Stock issuable upon conversion of the 2015 Notes) will continue to be subject to the Exchange Cap. Although, in certain circumstances, a holder of 2015 Notes may require us to make a cash payment in lieu of any shares of common stock otherwise deliverable upon conversion of such 2015 Notes in excess of the Exchange Cap (or, if such holder has elected to receive shares of Preferred Stock upon such conversion, in lieu of any shares of Preferred Stock otherwise deliverable to such holder upon conversion that would be convertible into shares of common stock in excess of the Exchange Cap), the failure or delay of our shareholders to approve such issuance may reduce the value a holder of 2015 Notes may receive in connection with the exchange.

Our stockholders will experience substantial dilution if the 2015 Notes are converted.
The 2015 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock or, at the election of such holder, into shares of Preferred Stock, which are convertible into common stock. The initial conversion price for converting the 2015 Notes into Common Stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into Preferred Stock (with certain exceptions), is equal to $100, which is equal to a conversion rate of ten shares of Preferred Stock per $1,000 principal amount of 2015 Notes.
Specifically, the 2015 Notes and Preferred Stock entitle the holders thereof to voluntarily convert such securities at any time into an aggregate principal amount of approximately 75.8 million shares of common stock (assuming 70% of the approximately $65.0 million maximum amount of the 2015 Notes are voluntarily converted), which would represent an aggregate of approximately 30.7% of the total shares of common stock outstanding on June 25, 2010 and immediately prior to the closing of the Exchange Transaction. Additionally, upon receipt of stockholder approval to issue shares in excess of the Exchange Cap (as required by the Indenture governing the 2015 Notes), the 2015 Notes require automatic conversion of 30% of the 2015 Notes into an aggregate amount of approximately 308,000 shares of Preferred Stock (assuming there were no prior voluntary conversions, prepayments or redemptions of the 2015 Notes), which are convertible into an aggregate of approximately 51.3 million shares of common stock, which would represent an aggregate of approximately 20.8% of the total shares of common stock outstanding on such date and immediately prior to the closing of the Exchange Transaction. The foregoing does not take into account the Exchange Cap or Maximum Ownership Percentage limitations set forth in the Indenture governing the 2015 Notes.
If the required shareholder approval is received, all of the shares of common stock issued upon conversion of the 2015 Notes and Preferred Stock will become immediately eligible for resale in the public markets under Rule 144 of the Securities Act, provided that (due to our prior status as a shell company) we have filed all required reports under Section 13 or 15(d) of the Exchange Act (other than Form 8-K reports), as applicable, during the 12 months preceding such sale (a condition we are in compliance with as of July 12, 2010). Any such sales, or the anticipation of the possibility of such sales, could depress the market price of our common stock.
Additionally, if this proposal is approved and we issue shares of common stock upon conversion of the 2015 Notes (or Preferred Stock, if any), our existing stockholders will incur significant dilution of their interests.

An active trading market may not develop for the 2015 Notes or Preferred Stock, and you may not be able to resell your 2015 Notes or Preferred Stock.
The 2015 Notes and Preferred Stock are new securities, and no market exists where you can resell them. We have not engaged any person to buy and sell, or “make a market” in, the 2015 Notes or Preferred Stock, and no person is required to do so. If any person starts market-making activities, it could stop those activities at any time without notice. In addition, any market-making activities will be subject to limits imposed by the Securities Act of 1933 and the Securities Exchange Act of 1934. Moreover, any trading market for the 2015 Notes or Preferred Stock that does develop could become more limited or cease to exist due to our redemption of 2015 Notes. As a result, the ability to resell the 2015 Notes or Preferred Stock may be limited. We do not intend to apply for listing of the 2015 Notes or Preferred Stock on any securities exchange. We cannot assure you that any market for 2015 Notes or Preferred Stock will develop or be sustained. If an active market does not develop or is not sustained, the market price and liquidity of the 2015 Notes and Preferred Stock may be adversely affected.
The liquidity of any trading market that currently exists for the 2011 Notes may be adversely affected by the Exchange Transaction, and holders of 2011 Notes who failed to participate in the Exchange Transaction may find it more difficult to sell their 2011 Notes.
There currently is a limited trading market for the 2011 Notes. Due to the exchange of the majority of the 2011 Notes for 2015 Notes pursuant to the Exchange Transaction, the trading market for the remaining 2011 Notes may be even more limited or may cease to exist altogether. A debt security with a small outstanding aggregate principal amount or “float” may command a lower price than would a comparable debt security with a larger float. Therefore, the market price for the 2011 Notes that remain outstanding after the Exchange Transaction may be adversely affected. The reduced float may also make the trading price of the remaining 2011 Notes more volatile. The 2011 Notes are not listed on any national securities exchange.
We intend to take the position, although the matter is not free from doubt, that the exchange of 2011 Notes for 2015 Notes qualified as a recapitalization for United States federal income tax purposes.
The application of the recapitalization provisions to debt instruments such as the 2015 Notes and the 2011 Notes is unclear. In the event of a successful challenge by the Internal Revenue Service to this characterization of the Exchange Transaction, you generally would recognize gain or loss with respect to the 2011 Notes being exchanged equal to the difference between: (i) the issue price of the 2015 Notes received in the Exchange Transaction, and (ii) the adjusted tax basis in your 2011 Notes exchanged. Subject to certain exceptions (such as the market discount rules), any such gain should generally be treated as capital gain and would be long-term capital gain if the holder held the old note for more than one year at the time of the exchange.

The 2015 Notes will be treated as issued with original issue discount (“OID”), and U.S. Holders will be required to accrue income before receiving the cash attributable to the OID on the 2015 Notes. Additionally, in the event we enter into bankruptcy, you may not have a claim for all or a portion of any unamortized amount of the original discount on the notes.
The 2015 Notes will be treated as issued with OID for U.S. federal income tax purposes as the issue price of the 2015 Notes will be less than their stated redemption price at maturity by more than a de minimis amount. If you are a U.S. Holder, you generally will be required to accrue OID on a current basis as ordinary income and pay tax accordingly, before you receive cash attributable to that income and regardless of your method of tax accounting.
Additionally, a bankruptcy court may not allow a claim for all or a portion of any unamortized amount of the OID on the 2015 Notes.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Working capital restrictions and other limitations upon the payment of dividends are reported in Note 7 “Credit Facility” of the accompanying unaudited condensed financial statements included herein. As discussed elsewhere in this Quarterly Report, on June 22, 2010, we entered into those certain Exchange Agreements with the Investors. In accordance with the Exchange Agreements, we exchanged $64,532,000 aggregate principal amount of our 2011 Notes for $64,532,000 aggregate principal amount of our 2015 Notes, which are convertible, at the option of the holder, into shares of our common stock and/or shares of our newly designated Series C Convertible Preferred Stock, which are convertible into shares of common stock. The exchange of the 2011 Notes for the 2015 Notes was not registered in reliance on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as such transaction did not involve a public offering of securities.
The 2015 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock or, at the election of such holder, into shares of Preferred Stock, which are convertible into common stock. The initial conversion price for converting the 2015 Notes into common stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into Preferred Stock (with certain exceptions), is equal to $100, which is equal to a conversion rate of ten shares of Preferred Stock per $1,000 principal amount of 2015 Notes. The closing price of our common stock on the NYSE Amex on June 25, 2010 was $0.38 per share.
The 2015 Notes (or the Preferred Stock which may be received in certain circumstances upon conversion of, or as may otherwise be issued upon the 2015 Notes) entitle the holders thereof to voluntarily convert such notes (or Preferred Stock, as applicable) into an aggregate principal amount of approximately 75.8 million shares of common stock (assuming 70% of the approximately $65.0 million maximum amount of the 2015 Notes are voluntarily converted). Additionally, in certain circumstances, the 2015 Notes require automatic conversion of 30% of the 2015 Notes into an aggregate amount of approximately 308,000 shares of Preferred Stock (assuming there were no prior voluntary conversions, prepayments or redemptions of the 2015 Notes), which would be convertible into an aggregate of approximately 51.3 million shares of common stock. The foregoing does not take into account the

Exchange Cap or Maximum Ownership Percentage limitations set forth in the Indenture governing the 2015 Notes.
See Note 4 “Convertible Senior Notes” of the accompanying unaudited condensed financial statements for a discussion of the Exchange Transaction.
The terms of the 2015 Notes and Preferred Stock and additional information relating to the Exchange Transaction has been previously provided in the Current Report on Form 8-K that we filed with the SEC on June 28, 2010.
Item 3 — Defaults Upon Senior Securities
          None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information
          None.
Item 6 — Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this Quarterly Report. Where so noted, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

Exhibit Number	Exhibit
3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock dated as of June 22, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.1	Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, File No. 001-32369).

10.2	Tenth Amendment to Credit Agreement dated as of June 22, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.3	Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2010).

10.4	Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 3, 2010).

10.5	Gas Gathering and Processing Agreement dated March 1, 2010 by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on March 3, 2010).

10.6	Indenture (including form of 2015 Note) dated as of June 25, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.7	Guaranty Agreement dated as of June 25, 2010 among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.8	Investor Rights Agreement dated as of June 25, 2010 among Gasco Energy, Inc., CNH CA Master Account, L.P. and AQR Absolute Return Master Account, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.9	Form of Exchange Agreement dated as of June 22, 2010 between Gasco Energy, Inc. and each of the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

Exhibit Number	Exhibit
10.10	Confidential Information Memorandum dated as of June 22, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.
Date: August 3, 2010	By:	/s/ W. King Grant
W. King Grant, President and
Chief Financial Officer (Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

3.3	Certificate of Amendment to Articles of Incorporation dated June 21, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q/A for the quarter ended June 30, 2005, filed on August 9, 2005, File No. 001-32369).

3.4	Second Amended and Restated Bylaws of Gasco Energy, Inc., dated April 8, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 8, 2009, filed on April 8, 2009, File No. 001-32369).

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock dated as of June 22, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.1	Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, File No. 001-32369).

10.2	Tenth Amendment to Credit Agreement dated as of June 22, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.3	Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2010).

Exhibit Number	Exhibit
10.4	Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on February 3, 2010).

10.5	Gas Gathering and Processing Agreement dated March 1, 2010 by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K filed on March 3, 2010).

10.6	Indenture (including form of 2015 Note) dated as of June 25, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.7	Guaranty Agreement dated as of June 25, 2010 among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.8	Investor Rights Agreement dated as of June 25, 2010 among Gasco Energy, Inc., CNH CA Master Account, L.P. and AQR Absolute Return Master Account, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.9	Form of Exchange Agreement dated as of June 22, 2010 between Gasco Energy, Inc. and each of the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.10	Confidential Information Memorandum dated as of June 22, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

#	Identifies management contracts and compensating plans or arrangements.