Form 10-Q
period 2010-09-30
GASCO ENERGY INC
filed 2010-11-02
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of common shares outstanding as of November 2, 2010: 117,246,749

ITEM I — FINANCIAL STATEMENTS

PART 1 — FINANCIAL INFORMATION

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,611,792	$10,577,340
Accounts receivable
Joint interest billings	1,280,378	857,405
Revenue	2,461,940	2,979,726
Inventory	1,779,480	1,019,913
Derivative instruments	940,011	—
Prepaid expenses	7,122	292,421
Total	10,080,723	15,726,805

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	258,543,654	254,682,870
Unproved properties	38,291,679	38,638,936
Facilities and equipment	1,029,750	971,890
Furniture, fixtures and other	283,807	333,049
Total	298,148,890	294,626,745
Less accumulated depletion, depreciation, amortization and impairment	(229,936,128)	(227,291,163)
Total	68,212,762	67,335,582
Assets held for sale, net of accumulated depreciation	—	20,155,544
Total	68,212,762	87,491,126

OTHER ASSETS
Deposit	639,500	139,500
Note receivable	500,000	500,000
Deferred financing costs	1,384,334	884,282
Total	2,523,834	1,523,782

TOTAL ASSETS	$80,817,319	$104,741,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$684,413	$1,110,259
Revenue payable	2,925,640	2,245,545
Advances from joint interest owners	2,064,152	—
Current portion of long-term debt	5,544,969	—
Derivative instruments	—	1,932,513
Accrued interest	701,066	844,108
Accrued expenses	1,045,000	1,215,106
Total	12,965,240	7,347,531

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2011	400,000	65,000,000
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $26,329,390	18,838,610	—
Long-term debt	—	34,544,969
Deferred income from sale of assets	2,918,694	—
Derivative instruments	—	761,092
Asset retirement obligation related to assets held for sale	—	206,595
Asset retirement obligation	1,094,602	1,054,370
Deferred rent expense	—	20,555
Total	23,251,906	101,587,581

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 305,754 shares outstanding	306	—
Common stock - $.0001 par value; 600,000,000 shares authorized; 107,768,897 shares issued and 107,695,197 outstanding as of September 30, 2010 and 107,789,597 shares issued and 107,715,897 outstanding as of December 31, 2009	10,776	10,779
Additional paid-in capital	257,202,570	221,327,257
Accumulated deficit	(212,483,184)	(225,401,140)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	44,600,173	(4,193,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,817,319	$104,741,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2010	2009

REVENUES
Gas	$4,029,912	$2,952,924
Oil	671,775	602,737
Gathering	—	882,195
Total	4,701,687	4,437,856

OPERATING EXPENSES
Lease operating	1,422,397	887,594
Gathering operations	—	479,668
Transportation and processing	801,938	—
Depletion, depreciation, amortization and accretion	817,986	982,182
Loss on sale of assets, net	79,837	155,536
General and administrative	1,225,048	1,861,101
Total	4,347,206	4,366,081

OPERATING INCOME	260,481	71,775

OTHER INCOME (EXPENSE)
Interest expense	(13,851,122)	(1,420,025)
Derivative gains (losses)	8,080,387	(1,571,682)
Gain on extinguishment of debt	14,430	—
Amortization of deferred income from sale of assets	50,613	—
Interest income	7,113	13,203
Total	(5,698,579)	(2,978,504)

NET LOSS	$(5,344,098)	$(2,906,729)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	107,606,525	107,546,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

REVENUES
Gas	$13,390,284	$9,759,682
Oil	2,041,887	1,414,385
Gathering	595,942	2,723,325
Rental income	—	366,399
Total	16,028,113	14,263,791

OPERATING EXPENSES
Lease operating	3,893,737	2,667,580
Gathering operations	375,848	1,962,364
Transportation and processing	1,926,146	—
Depletion, depreciation, amortization and accretion	2,764,814	4,659,283
Impairment	—	41,000,000
Contract termination fee	—	4,701,000
Loss on sale of assets, net	34,726	834,725
General and administrative	5,142,871	5,731,145
Total	14,138,142	61,556,097

OPERATING INCOME (LOSS)	1,889,971	(47,292,306)

OTHER INCOME (EXPENSE)
Interest expense	(16,260,691)	(4,080,213)
Derivative gains	11,368,447	721,885
Gain on extinguishment of debt	15,772,441	—
Amortization of deferred income from sale of assets	118,097	—
Interest income	29,691	19,025
Total	11,027,985	(3,339,303)

NET INCOME (LOSS)	$12,917,956	$(50,631,609)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$0.12	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	107,615,804	107,559,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,917,956	$(50,631,609)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, amortization, accretion and impairment expense	2,764,814	45,659,283
Stock-based compensation	1,207,553	1,462,110
Gain on extinguishment of debt	(15,772,441)	—
Change in fair value of derivative instruments	(10,474,008)	12,070,025
Amortization of debt discount, deferred expenses and other	13,067,159	1,282,975
Changes in operating assets and liabilities:
Accounts receivable	94,813	6,729,214
Inventory	(805,493)	3,174,505
Prepaid expenses	285,299	180,062
Accounts payable	(189,588)	(2,122,789)
Revenue payable	680,098	(1,561,380)
Accrued interest	(141,650)	559,649
Accrued expenses	(170,106)	(278,000)
Net cash provided by operating activities	3,464,406	16,524,045

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(16,683)	(2,297)
Cash paid for acquisitions, development and exploration	(5,135,129)	(8,666,306)
Proceeds from sale of assets	24,309,000	500,000
Increase (decrease) in advances from joint interest owners	2,064,152	(612,222)
Net cash provided by (used in) investing activities	21,221,340	(8,780,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	13,000,000
Repayment of borrowings	(29,000,000)	(9,455,031)
Cash paid for debt issuance costs	(2,044,070)	—
Cash paid for stock issuance costs	(52,824)	—
Cash paid for repurchase of convertible notes	(54,400)	—
Payment of deposit	(500,000)	—
Net cash (used in) provided by financing activities	(31,651,294)	3,544,969

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,965,548)	11,288,189

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,577,340	1,053,216
END OF PERIOD	$3,611,792	$12,341,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended (“2009 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 “Significant Accounting Policies,” included in the Company’s 2009 10-K.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany transactions have been eliminated.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Gasco and its wholly-owned subsidiaries.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized internal costs of $54,853 and $83,906 during the three and nine months ended September 30, 2010, respectively, and none and $47,617 during the three and nine months ended September 30, 2009, respectively. Additionally, the Company capitalized stock compensation expense related to its drilling consultants as further described in Note 6 “Stock-Based Compensation” herein. Costs associated with production and general corporate activities are expensed in the period incurred. During April 2010, the Company began charging a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from the marketing activities of $40,396 and $96,633 were recorded as a credits to proved properties during the three and nine months ended September 30, 2010, respectively.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment are computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $38,291,679 as of September 30, 2010 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion (full cost pool) and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value if lower, of unproved properties and the costs of any properties not being amortized, if any, net of income taxes (ceiling limitation). Should the full cost pool exceed this ceiling limitation, an impairment is recognized. The present value of estimated future net revenues is computed by applying the average, first-day-of—the-month oil and gas price during the 12-month period ended September 30, 2010 to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of December 31, 2009, the oil and gas accounting rules were revised. Prior to this date, proved oil and gas reserves were determined using the period-end price and subsequent commodity price increases could be utilized to calculate the ceiling value.

As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf, by $41,000,000. Therefore, an impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009. No impairment expense was recorded during the nine months ended September 30, 2010.

Facilities and Equipment

During 2006 and 2008, the Company constructed two evaporation pits in the Riverbend area of Utah that were used for the disposal of produced water from the wells that the Company operates in the area. The pits were depreciated using the straight-line method over their estimated useful lives of twenty-five years. The costs of water disposal into the evaporation pits were charged to wells operated by Gasco and, therefore, the net income (expense) attributable to the outside working interest owners from the evaporation pits of $0 and $106,433 for the three and nine months ended September 30, 2010, respectively, and $(22,874) and $24,636 during the three and nine months ended September 30, 2009, respectively, were recorded as adjustments to proved properties. These facilities were sold during February 2010 as described in Note 3 “Asset Sales and Purchases” herein.

The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years for the equipment, twenty years for the drilling rig (sold in June 2009) and twenty five years for the facilities. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net income or (expense) attributable to the outside working interest owners from the equipment rental of $81,582 and $22,472, and $(15,476) and $51,612 were recorded as adjustments to proved properties during the three and nine months ended September 30, 2010 and 2009, respectively.

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

Derivatives

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited condensed consolidated balance sheets. Changes in fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Management has decided not to use hedge accounting under the accounting guidance for its commodity derivatives and therefore, the changes in fair value are recognized in earnings. In addition, as discussed in Note 4 “Convertible Senior Notes” herein, the Company accounted for the embedded conversion features related to the outstanding 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”), which were issued in June 2010 in the Exchange Transaction as derivatives until September 15, 2010. Changes in fair value were recorded in earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance beginning of period	$1,070,202	$1,204,100	$1,260,965	$1,150,179
Liabilities incurred	—	—	2,100	225
Property dispositions	—	—	(242,981)	—
Accretion expense	24,400	27,799	74,518	81,495
Balance end of period	$1,094,602	$1,231,899	$1,094,602	$1,231,899

Off Balance Sheet Arrangements

From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2010, the off-balance sheet arrangements and transactions that the Company had entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss)

per share only after the shares become fully vested. Diluted net income per share of common stock includes both the vested and unvested shares of restricted stock. Diluted net income or loss per common share of stock is computed by dividing adjusted net income by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculation consist of unvested shares of restricted common stock, in-the-money outstanding options to purchase the Company’s common stock, the Company’s outstanding Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of the Company’s common stock and the Company’s outstanding 2015 Notes and 5.5% Convertible Senior Noted due 2011 (the “2011 Notes” and together with the 2015 Notes, the “Convertible Senior Notes”) are convertible into shares of the Company’s common stock.

The treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period), is used to measure the dilutive impact of stock options, shares of restricted common stock and shares into which the Convertible Senior Notes and Preferred Stock are convertible.

For the three and nine months ended September 30, 2010, common stock equivalents of 40,813,902 and 32,366,811, respectively and 28,567,537 common stock equivalents for the three and nine months ended September 30, 2009 were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Since the Company now has outstanding shares under two classes of stock, the net income (loss) per share must be reported for both the Preferred Stock and the common stock. As the net income (loss) per share for the Preferred Stock is immaterial, it is not presented as a separate line item in the accompanying unaudited condensed consolidated financial statements.

During October 2010, 57,912 shares of Preferred Stock were converted into 9,562,001 shares of common stock. Had this conversion occurred on September 30, 2010, the basic and diluted net income (loss) per share would have been $(0.05) and $0.11 for the three and nine months ended September 30, 2010, respectively.

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

The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations, estimates of the fair value of financial instruments including derivative instruments and impairments to unproved property.

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

Pursuant to the Purchase Agreement, simultaneous with Closing, Gasco entered into (i) a transition services agreement with Monarch pursuant to which the Company provided certain services relating to the operation of the Gathering Assets to Monarch for a six-month term commencing at Closing; (ii) a gas gathering agreement with Monarch pursuant to which the Company dedicated its natural gas production from all of its Utah acreage for a minimum fifteen-year period and Monarch provides gathering, compression and processing services utilizing the Gathering Assets to the Company; and (iii) a salt water disposal services agreement with Monarch pursuant to which the Company may deliver salt water produced by its operations to the evaporative facilities that Monarch acquired in the Asset Sale for a minimum 15-year period. The Purchase Agreement was subject to customary post-closing terms and conditions for transactions of this size and nature.

The Company recognized deferred income of approximately $3 million on the Asset Sale which will be amortized over the fifteen-year terms of the gathering and salt water disposal contracts with Monarch.

The following pro forma information is presented as if the Asset Sale had an effective date of January 1, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue as reported	$4,701,687	$4,437,856	$16,028,113	$14,263,791
Less: revenue from sale of Gathering Assets	—	882,195	595,942	2,723,325
Pro forma revenue	$4,701,687	$3,555,661	$16,624,055	$11,540,466

Net income (loss) as reported	$(5,344,098)	$(2,906,729)	$12,917,956	$(50,631,609)
Less: operating loss resulting from the Gathering Assets sale	—	(994,026)	(824,337)	(2,502,413)
Pro forma net income (loss)	$(5,344,098)	$(3,900,755)	$12,093,619	$(53,134,022)

Net income (loss) per share - basic and diluted as reported	$(0.05)	$(0.03)	$0.12	$(0.47)
Less net income (loss) per share - from sale of Gathering Assets	0.00	(0.01)	(0.01)	(0.02)
Pro forma net income (loss) per share basic and diluted	$(0.05)	$(0.04)	$0.11	$(0.49)

Acquisition of Petro-Canada Assets

On February 25, 2010, the Company completed the acquisition of two wells and certain oil and gas leases (the “Petro-Canada Assets”) from Petro-Canada Resources (USA) Inc., a Colorado corporation (“Petro-Canada”), for a purchase price of approximately $482,000, subject to customary post-closing terms and conditions for transactions of this size and nature. The sale was made pursuant to a definitive agreement dated February 4, 2010 by and between the Company and Petro-Canada. The Petro-Canada Assets include one producing well, one shut in well with recompletion potential and 5,582 gross and net acres located in Utah, west of our Gate Canyons operating area. This acquisition was funded with cash flows from operating activities.

Sale of Partial Working Interest in Producing Wells

On March 19, 2010, the Company closed the sale of a partial working interest in 32 wells for $1.25 million. The 32 wells were part of a joint venture project that was started in 2002 under which each of the participants received a net profits interest in these wells for a period of twelve years from initial production date. the Company agreed to sell its interest in these wells related to the period subsequent to the initial twelve year period to one of the joint venture participants and to convert the purchaser’s net profits interest into a working interest. The proceeds received were recorded as a credit to the full cost pool during the nine months ended September 30, 2010 (during the first quarter of 2010).

Prospect Fee

During September 2010, Gasco entered into an arrangement with an exploration and production company which operates in California, pursuant to which the Company received a $1.5 million prospect fee related to certain of its California acreage. The fee reimburses costs that the Company has invested in the area and provides it with a potential carried interest of 20% in two wells to be drilled on the acreage.  Additionally, the farmee is obligated to obtain and provide to Gasco 3-D Seismic data over the contract area. The proceeds received were recorded as a credit to unproved properties during the nine months ended September 30, 2010 (during the third quarter of 2010).

NOTE 4 - CONVERTIBLE SENIOR NOTES

Exchange Transaction

On June 22, 2010, the Company entered into exchange agreements (collectively, the “Exchange Agreements”) with certain holders (collectively, the “Investors”) of its outstanding 2011 Notes. In accordance with the Exchange Agreements, on June 25, 2010 (the “Closing Date”), the Company exchanged $64,532,000 aggregate principal amount of its 2011 Notes (representing 99.28% of the then outstanding 2011 Notes) for $64,532,000 aggregate principal amount of the Company’s newly issued 2015 Notes, which are convertible, at the option of the holder, into shares of the Company’s common stock and/or shares of the Company’s Preferred Stock which are convertible into shares of common stock (the “Exchange Transaction”). The Company also paid to the Investors an aggregate cash amount of $788,724, equal to all accrued but unpaid interest with respect to the 2011 Notes as of but not including the Closing Date.

The 2015 Notes have a final maturity date of October 5, 2015. The 2015 Notes are governed by an indenture (the “Indenture”), dated as of June 25, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The 2015 Notes were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) and Regulation D thereunder.

The 2015 Notes bear interest at a rate of 5.50% per annum, to be paid in arrears, on April 5 and October 5 of each year commencing on October 5, 2010.

As stated above, the 2015 Notes are convertible, at the option of the holder, at any time prior to maturity, into common stock or, at the election of such holder, into Preferred Stock. The initial conversion price for converting the 2015 Notes into common stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into Preferred Stock, other than pursuant to an automatic conversion (described below), is equal to $100, which is equal to a conversion rate of ten shares of Preferred Stock per $1,000 principal amount of 2015 Notes. Pursuant to the Indenture, the Company could not issue shares of common stock to holders of the 2015 Notes (including shares of common stock issuable upon a conversion of the 2015 Notes or upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes or in payment of any change of control purchase price, make whole premium or conversion make whole payment (each as described in the Indenture)) in excess of 19.9% of the number of shares of common stock outstanding immediately prior to the closing of the Exchange Transaction (the “Exchange Cap”), until stockholder approval of the issuance of common stock in excess of the Exchange Cap was obtained or the Company obtained a written opinion from its outside counsel that such approval was not required. Additionally, pursuant to the Indenture, a holder may not convert all or any portion of such holder’s 2015 Notes into common stock to the extent that such holder and its affiliates would, after giving effect to such conversion, beneficially own more than 4.99% of the outstanding shares of common stock (the “Maximum Ownership Percentage”), provided that such holder, upon not less than 61 days’ prior written notice to the Company, may increase the Maximum Ownership Percentage applicable to such holder (but, for the avoidance of doubt, not for any subsequent or other holder) to 9.9% of the outstanding shares of common stock.

The Company may redeem the 2015 Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount of the 2015 Notes plus any accrued and unpaid interest and liquidated damages, if any, on the 2015 Notes redeemed to but not including the redemption date, if the closing price of the Company’s common stock equals or exceeds 150% of the conversion price for at least 20 trading days within the consecutive 30 trading day period ending on the trading day before the redemption date and all of the equity conditions set forth in the Indenture are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of the 2015 Notes then outstanding). If a holder elects to convert its 2015 Notes in connection with such a provisional redemption by the Company, the Company will make an additional payment equal to the total value of the aggregate amount of the interest otherwise payable on the 2015 Notes to be calculated from the last day through which interest was paid on the 2015 Notes through and including the third anniversary of the Closing Date and discounted to the present value of such payment; provided, however, that at the Company’s option, in lieu of such discounted cash payment, the Company may deliver shares of Preferred Stock having a value equal to such discounted cash payment. The value of each share of Preferred Stock to be delivered shall be deemed equal to the product of (i) the average closing price per share of common stock over the ten trading day period ending on the trading day before the redemption date, and (ii) the number of whole shares of common stock into which each share of Preferred Stock is then convertible (without giving effect to any limitations on conversion in the Certificate of Designations of the Preferred Stock) (subject to certain conditions).

Upon a change of control (as defined in the Indenture), each holder of 2015 Notes may require the Company to repurchase some or all of its 2015 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2015 Notes to be repurchased plus accrued and unpaid interest and liquidated damages, if any, to but not including the date of purchase, plus, in certain circumstances, a make whole premium. The Company may pay the change of control purchase price and/or the make whole premium in cash or shares of Preferred Stock at the Company’s option. In addition, in the case of the make whole premium, at the Company’s option, the Company may pay such premium in the same form of consideration used to pay for the shares of common stock in connection with the transaction constituting the change of control. On or after September 15, 2010 or to the extent the Company has exercised its provisional redemption right, holders of the 2015 Notes are permitted to convert the 2015 Notes in full, subject to the Maximum Ownership Percentage.

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

The Company received stockholder approval for the issuance of all of the shares of common stock issuable upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes in accordance with applicable law and the rules of the

NYSE Amex at its 2010 Annual Meeting of Stockholders, which was held on September 15, 2010. As provided for in the Indenture, following receipt of the stockholder approval described above, an aggregate principal amount of 2015 Notes equal to the difference (but not less than zero) of (i) 30% of the original principal amount of all 2015 Notes minus (ii) the principal amount, if any, of the 2015 Notes that had been repaid, redeemed or repurchased by the Company, or converted into shares of common stock or Preferred Stock by holders of the 2015 Notes, automatically converted into a number of shares of Preferred Stock equal to the aggregate principal amount of such 2015 Notes to be so converted multiplied by 0.01579.

The Exchange Transaction was recorded as an extinguishment of debt whereby the difference between the fair value of the 2015 Notes and the carrying value of the 2011 Notes (inclusive of unamortized debt issuance costs), was recorded as a gain on the extinguishment of debt in the accompanying consolidated statement of operations. Prior to September 15, 2010, the date on which the Company received shareholder approval for the issuance of the shares of common stock to settle the conversion of the 2015 Notes, the conversion feature in the 2015 Notes was accounted for separately as an embedded derivative at fair value, yet presented together with the 2015 Notes, in the consolidated balance sheet.  The changes in the fair value of the embedded derivative through September 15, 2010 were reported as derivative gains (losses) in the consolidated statement of operations. On September 15, 2010, because shareholders approved the Company’s right to issue common stock to settle the conversion feature in the 2015 Notes, the fair value of the conversion feature at that date was reclassified to additional paid in capital under the provisions of ASC paragraph 815-15-40-1. The debt host component of the 2015 Notes was unaffected by this reclassification and continues to be accounted for on an amortized cost basis where the debt discount continued to be accreted to interest expense under the effective interest method at a rate of 26.3%.

On September 20, 2010, the Company effected the automatic conversion of $19,364,000 of the outstanding principal amount of the 2015 Notes into 305,754 shares of Preferred Stock which resulted in a reclassification of $306 and $19,363,694 into Preferred Stock, and additional paid-in capital, respectively. The Company paid an aggregate cash amount of $254,599, equal to all accrued but unpaid interest on the 2015 Notes subject to automatic conversion through the automatic conversion date of September 20, 2010.

On conversion of 30% of the original principal amount of the 2015 Notes on September 20, 2010, a pro-rata portion of the unamortized discount and debt interest costs were recorded as interest expense ($12 million) and the respective carrying amount of the 2015 Notes was reclassified from 5.5% Convertible Senior Notes due 2015 to Preferred Stock and Additional Paid-in Capital in the amounts of $306 and $19,363,694, respectively.

Note Purchase

During August 2010, the Company purchased $68,000 in principal value of its 2011 Notes including interest for $54,400. The difference between the purchase price and the principal value less unamortized debt issuance costs was recorded as a gain on the extinguishment of debt.

NOTE 5 — DERIVATIVES

As of September 30, 2010 and December 31, 2009, natural gas derivative instruments consisted of two swap agreements for the gas production from 2009 through March 2011. The following table details the fair value of the derivatives recorded in the consolidated balance sheets, by category:

		Fair Value at
	Location on Consolidated Balance Sheets	September 30, 2010	December 31, 2009

Natural gas derivative contracts	Current assets	$940,011	$—
Natural gas derivative contracts	Current liabilities	—	1,932,513
Natural gas derivative contracts	Noncurrent liabilities	—	761,092

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

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Realized gains on commodity instruments	$645,956	$1,031,459	$894,439	$12,791,910
Change in commodity instruments, net	594,039	(2,603,141)	3,633,616	(12,070,025)
Change in fair value of embedded derivative feature	6,840,392	—	6,840,392	—

Total realized and unrealized gains (losses) recorded	$8,080,387	$(1,571,682)	$11,368,447	$ _ 721,885

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains (losses).

As of September 30, 2010, the Company’s swap agreements for 2010 through March 2011 are summarized in the table below:

Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty payer	Floating Price (a) Gasco payer
Swap (b)	10/10 — 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	10/10 — 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	1/11 — 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)          Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)         Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire contract period from June 2009 through March 2011.

During October 2010, the Company entered into an additional swap agreement for the  year ended December 31, 2011 for 2,000 MMBtu/day with a fixed price of $4.00/MMBtu at a Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

See Note 4 “Convertible Senior Notes” herein for discussion of embedded derivatives relating to convertible debt.

NOTE 6 — STOCK-BASED COMPENSATION

The Company has outstanding common stock options and restricted stock issued under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period.

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. During the three and nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Employee compensation	$333,111	$490,371	$1,211,511	$1,452,946
Consultant compensation (reduction in compensation)	(761)	15,286	(5,687)	14,348
Total stock-based compensation	332,350	505,657	1,205,824	1,467,294
Less: consultant compensation expense (reduction in expense) capitalized as proved property	(359)	7,638	1,729	5,184
Stock-based compensation expense	$332,709	$498,019	$1,207,553	$1,462,110

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2010 through September 30, 2010:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2010	12,096,672	$1.82
Granted	871,000	$0.36
Exercised	—	—
Forfeited	(86,547)	$1.64
Cancelled	(691,392)	$2.46
Outstanding at September 30, 2010	12,189,733	$1.68
Exercisable at September 30, 2010	10,304,373	$1.92

During the nine months ended September 30, 2010, the Company granted 871,000 options to purchase 50,000, 175,000 and 646,000 shares of common stock with exercise prices of $0.34, $0.35 and $0.36 per share, respectively. These options have a two year vesting period and expire within five years of the grant date. These options are subject to shareholder approval and may not be exercised until approval is received. These options are accounted for using a fair value approach. Under this approach, the stock compensation related to these unvested stock options is recalculated at the end of each reporting period based upon the fair value on that date.

The following table summarizes information related to the outstanding and vested options as of September 30, 2010:

	Outstanding Options	Vested options
Number of shares	12,189,733	10,304,373
Weighted Average Remaining Contractual Life	3.45	3.22
Weighted Average Exercise Price	$1.68	$1.86
Aggregate intrinsic value	$3,200	$2,133

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the amount by which the fair value of the Company’s stock at September 30, 2010 of $0.30 exceeds the exercise price of certain outstanding options.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2010, there is $646,264 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2010 through September 30, 2010:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	140,500	$2.39
Granted	—	—
Vested	(32,200)	$1.90
Forfeited	(20,700)	$2.83
Outstanding at September 30, 2010	87,600	$2.45

As of September 30, 2010, there is $66,979 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2 years.

NOTE 7 — CREDIT FACILITY

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

The Ninth Amendment also increased the interest rate pricing grid by 25 basis points for Eurodollar based loans and for alternate base rate (“ABR”) priced loans effective February 1, 2010. Interest on borrowings under the Credit Facility accrues at variable interest rates at either a Eurodollar rate or an ABR. The Eurodollar rate is calculated as LIBOR plus an applicable margin that, as amended, varies from 2.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 3.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The ABR, as amended, is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBOR for a one month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Facility. However, under certain circumstances, the Lenders may require the Company to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans. The interest rate on our Credit Facility is 3.06% as of September 30, 2010.

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

As of September 30, 2010, the Company’s current and senior debt to EBITDAX ratios are 2.6:1.0 and 0.6:1.0, respectively, and the Company is in compliance with each of the covenants contained in the Credit Facility.

As of September 30, 2010, there are loans of $5,544,969 outstanding and our available credit was approximately $10.5 million.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets:
Commodity derivatives	$—	$940,011	$—	$940,011

Liabilities	$—	$—	$—	$—

As of September 30, 2010, the Company’s commodity derivative financial instruments are comprised of two natural gas swap agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are, therefore, considered level 2 in the fair value hierarchy. The Company determines the fair value of these swap contracts under the income approach using a discounted cash flows model. The valuation models require a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty in all of the Company’s commodity derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 6 “Credit Facility” herein.

During June 2010, we accounted for the embedded cash conversion features related to the 2015 Notes at fair value. The value of the this feature was derived based on both observable and unobservable pricing inputs and, therefore, the data sources utilized in this valuation model were considered level 3 inputs in the fair value hierarchy. The Company determined the fair value of the derivatives under the income approach using an option pricing model that required inputs such as the trading price of the Company’s stock, time value, price volatility of the Company’s common stock and considerations of the Company’s credit risk. The Company believes it has obtained and applied the most accurate information available for this type of derivative. On September 15, 2010, the Company received shareholder approval to issue stock rather than cash upon the conversion of the 2015 Notes. The receipt of shareholder approval resulted in the embedded derivative feature no longer requiring fair value accounting and was reclassified to additional paid in capital. See Note 4 “Convertible Senior Notes” herein for discussion of embedded derivatives relating to convertible debt.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

2015 Notes
Balance as of January 1, 2010	$—
Total gains (realized or unrealized):
Included in earnings	6,840,392
Included in other comprehensive income	—
Issuances	(22,199,008)
Settlements	15,358,616
Transfers in and out of level 3	—

Balance as of September 30, 2010	$—

Change in unrealized gains included in earnings relating to instruments still held as of September 30, 2010	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, 2011 Notes and long-term debt. With the exception of the note receivable, 2011 Notes and long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The carrying amount of long-term debt approximates the fair value due to its floating rate structure. The carrying amount of the Company’s note receivable approximates fair value based on current interest rates for similar instruments. The estimated fair value of the 2015 Notes as of September 30, 2010 was $28,128,000 determined using a discounted cash flow and option pricing model. Estimated fair values for 2011 Notes of $312,000 and $40,218,750 as of September 30, 2010 and December 31, 2009, respectively, have been determined using market quotes and the Company’s recent purchase of $68,000 in aggregate principal of its 2011 Notes.

NOTE 9 — EQUITY

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

Each share of Preferred Stock is convertible at the option of the holder thereof, at any time, into the number of fully paid and nonassessable shares of common stock equal to the quotient of (1) one hundred dollars ($100.00) divided by (ii) the conversion price applicable to shares of common stock as determined pursuant to the Indenture and in effect at the time of conversion (and any fractional shares will be paid in cash). As for the 2015 Notes, a holder may not convert all or any portion of such holder’s Preferred Stock into common stock to the extent that such holder and its affiliates would, after giving effect to such conversion beneficially own more than the Maximum Ownership Percentage (as defined in the Indenture governing the 2015 Notes).

On September 20, 2010, the Company effected the automatic conversion of $19,364,000 of the outstanding principal amount of the 2015 Notes into 305,754 shares of Preferred Stock, and as of September 30, 2010, 305,754 shares of Preferred Stock are issued and outstanding.

During October 2010, 57,912 shares of Preferred Stock were converted into 9,562,001 shares of common stock.

NOTE 10 - STATEMENTS OF CASH FLOWS

During the nine months ended September 30, 2010, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $2,100.

•                  Stock-based compensation expense of $1,729 capitalized as proved property.

•                  Additions to oil and gas properties included in accounts payable of $236,261.

•                  Recognition of deferred income of $3,036,791 in connection with Asset Sale described in Note 3 “Asset Sales and Purchases” herein.

•                  Exchange of 2011 Notes for 2015 Notes of $64,532,000 described in Note 4 “Convertible Senior Notes” herein.

•                  Exchange of $19,364,000 of the principal value of the 2015 Notes was converted into 305,754 shares of Preferred Stock and debt derivative liabilities of $15,358,616 were reclassified to Additional Paid-in Capital as described in Note 4 — “Convertible Senior Notes” herein.

During the nine months ended September 30, 2009, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $225.

•                  Stock-based compensation expense reduction of $5,184 capitalized as proved property.

•                  Additions to oil and gas properties included in accounts payable of $3,207,500.

•                  Sale of assets for a note receivable of $500,000.

Cash paid for interest during the nine months ended September 30, 2010 and 2009 was $3,231,004 and $3,056,357, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2010 and 2009.

NOTE 11 — LEGAL PROCEEDINGS

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

NOTE 12 — CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheet

As of September 30, 2010

(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$458,063	$3,153,729	$3,611,792
Accounts receivable	374,120	3,368,198	3,742,318
Inventory	—	1,779,480	1,779,480
Derivative instruments	940,011	—	940,011
Prepaid expenses	6,797	325	7,122
Total	1,778,991	8,301,732	10,080,723

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved mineral interests	76,401	258,467,253	258,543,654
Unproved mineral interests	1,054,096	37,237,583	38,291,679
Facilities and equipment	—	1,029,750	1,029,750
Furniture, fixtures and other	283,807	—	283,807
Total	1,414,304	296,734,586	298,148,890
Less accumulated depreciation, depletion and amortization	(225,809)	(229,710,319)	(229,936,128)
Total	1,188,495	67,024,267	68,212,762

OTHER ASSETS
Deposit	139,500	500,000	639,500
Note receivable	—	500,000	500,000
Deferred financing costs	1,384,334	—	1,384,334
Intercompany	205,073,832	(205,073,832)	—
Total	206,597,666	(204,073,832)	2,523,834

TOTAL ASSETS	$209,565,152	$(128,747,833)	$80,817,319

Condensed Consolidating Balance Sheet

As of September 30, 2010

(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$53,733	$630,680	$684,413
Revenue payable	—	2,925,640	2,925,640
Advances from joint interest owners	—	2,064,152	2,064,152
Current portion of long-term debt	5,544,969	—	5,544,969
Accrued interest	701,066	—	701,066
Accrued expenses	1,045,000	—	1,045,000
Total	7,344,768	5,620,472	12,965,240

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2011	400,000	—	400,000
5.5% Convertible Senior Notes due 2015	18,838,610	—	18,838,610
Deferred income from sale of assets	—	2,918,694	2,918,694
Asset retirement obligation	—	1,094,602	1,094,602
Total	19,238,610	4,013,296	23,251,906

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	306	—	306
Common stock	10,776	—	10,776
Other	182,967,692	(138,378,601)	44,589,091
Total	182,978,774	(138,378,601)	44,600,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$209,562,152	$(128,744,833)	$80,817,319

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

Condensed Consolidating Balance Sheet

As of December 31, 2009

(Unaudited)

		Guarantor
	Parent	Subsidiaries	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$209,153	$901,106	$1,110,259
Revenue payable	—	2,245,545	2,245,545
Derivative instruments	1,932,513	—	1,932,513
Accrued interest	844,108	—	884,108
Accrued expenses	1,215,106	—	1,215,106
Total	4,200,880	3,146,651	7,347,531

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes	65,000,000	—	65,000,000
Long-term debt	34,544,969	—	34,544,969
Derivative instruments	761,092	—	761,092
Asset retirement obligation related to assets held for sale	—	206,595	206,595
Asset retirement obligation	—	1,054,370	1,054,370
Deferred rent expense	20,555	—	20,555
Total	100,326,616	1,260,965	101,587,581

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	10,780	—	10,780
Other	143,000,324	(147,204,503)	(4,204,179)
Total	143,011,104	(147,204,503)	(4,193,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$247,538,600	$(142,796,887)	$104,741,713

Condensed Consolidating Statements of Operations

(Unaudited)

		Guarantor
For the Three Months Ended September 30, 2010	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$4,701,687	$4,701,687
Total	—	4,701,687	4,701,687
OPERATING EXPENSES
Lease operating	—	1,422,397	1,422,397
Transportation and processing	—	801,938	801,938
Depletion, depreciation, amortization and accretion	12,863	805,123	817,986
Gain on sale of assets, net	—	79,837	79,837
General and administrative	1,225,048	—	1,225,048
Total	1,237,911	3,109,295	4,347,206
OTHER INCOME (EXPENSE)
Interest expense	(13,851,122)	—	(13,851,122)
Derivative gains	8,080,387	—	8,080,387
Gain on extinguishment of debt	14,430	—	14,430
Amortization of deferred income from sale of assets	—	50,613	50,613
Interest income	155	6,958	7,113
Total	(5,756,150)	57,571	(5,698,579)

NET INCOME (LOSS)	$(6,994,061)	$1,649,963	$(5,344,098)

		Guarantor
For the Three Months Ended September 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$3,555,661	$3,555,661
Gathering	—	882,195	882,195
Total	—	4,437,856	4,437,856
OPERATING EXPENSES
Lease operating	—	887,594	887,594
Gathering operations	—	479,668	479,668
Depletion, depreciation, amortization and accretion	16,383	965,799	982,182
Loss on sale of assets, net	—	155,536	155,536
General and administrative	1,861,101	—	1,861,101
Total	1,877,484	2,488,597	4,366,081
OTHER INCOME (EXPENSE)
Interest expense	(1,420,025)	—	(1,420,025)
Derivative loss	(1,571,682)	—	(1,571,682)
Interest income	203	13,000	13,203
Total	(2,991,504)	13,000	(2,978,504)

NET INCOME (LOSS)	$(4,868,988)	$1,962,259	$(2,906,729)

Condensed Consolidating Statements of Operations

(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2010	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$15,432,171	$15,432,171
Gathering	—	595,942	595,942
Total	—	16,028,113	16,028,113
OPERATING EXPENSES
Lease operating	—	3,893,737	3,893,737
Gathering operations	—	375,848	375,848
Transportation and processing	—	1,926,146	1,926,146
Depletion, depreciation, amortization and accretion	40,296	2,724,518	2,764,814
Gain on sale of assets, net	—	34,726	34,726
General and administrative	5,142,871	—	5,142,871
Total	5,183,167	8,954,975	14,138,142
OTHER INCOME (EXPENSE)
Interest expense	(16,260,691)	—	(16,260,691)
Derivative gain	11,368,447	—	11,368,447
Gain on extinguishment of debt	15,772,441	—	15,772,441
Amortization of deferred income from sale of assets	—	118,097	118,097
Interest income	554	29,137	29,691
Total	10,880,751	147,234	11,027,985

NET INCOME	$5,697,584	$7,220,372	$12,917,956

		Guarantor
For the Nine Months Ended September 30, 2009	Parent	Subsidiaries	Consolidated
REVENUES
Oil and gas	$—	$11,174,067	$11,174,067
Gathering	—	2,723,325	2,723,325
Rental income	—	366,399	366,399
Total	—	14,263,791	14,263,791
OPERATING EXPENSES
Lease operating	—	2,667,580	2,667,580
Gathering operations	—	1,962,364	1,962,364
Depletion, depreciation, amortization and accretion	49,964	4,609,319	4,659,283
Impairment	—	41,000,000	41,000,000
Contract termination fee	4,701,000	—	4,701,000
Loss on sale of assets, net	—	834,725	834,725
General and administrative	5,731,145	—	5,731,145
Total	10,482,109	51,073,988	61,556,097
OTHER INCOME (EXPENSE)
Interest expense	(4,080,213)	—	(4,080,213)
Derivative gain	721,885	—	721,885
Interest income	1,519	17,506	19,025
Total	(3,356,809)	17,506	(3,339,303)

NET LOSS	$(13,838,918)	$(36,792,691)	$(50,631,609)

Condensed Consolidating Statements of Cash Flows

(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2010	Parent	Subsidiaries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(7,481,819)	$10,946,225	$3,464,406

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(16,683)	—	(16,683)
Cash paid for acquisitions, development and exploration	—	(5,135,129)	(5,135,129)
Increase in advances from joint interest owners	—	2,064,152	2,064,152
Proceeds from property sales	—	24,309,000	24,309,000
Net cash provided by (used in) investing activities	(16,683)	21,238,023	21,221,340

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(29,000,000)	—	(29,000,000)
Cash paid for debt issuance costs	(2,044,070)	—	(2,044,070)
Payment of deposit	(500,000)	—	(500,000)
Cash paid of stock issuance costs	(52,824)	—	(52,824)
Cash paid for repurchase of convertible notes	(54,400)	—	(54,400)
Intercompany	38,923,956	(38,923,956)	—
Net cash provided by (used in) financing activities	7,272,662	(38,923,956)	(31,651,294)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(225,840)	(6,739,708)	(6,965,548)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	683,903	9,893,437	10,577,340

END OF PERIOD	$458,063	$3,153,729	$3,611,792

Condensed Consolidating Statements of Cash Flows

(Unaudited)

		Guarantor
For the Nine Months Ended September 30, 2009	Parent	Subsidiaries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(484,208)	$17,008,253	$16,524,045

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(2,297)	—	(2,297)
Cash paid for acquisitions, development and exploration	—	(8,666,306)	(8,666,306)
Proceeds from the sale of assets	—	500,000	500,000
Advances from joint interest owners	—	(612,222)	(612,222)
Net cash used in investing activities	(2,297)	(8,778,528)	(8,780,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	13,000,000	—	13,000,000
Repayment of borrowings	(9,455,031)	—	(9,455,031)
Intercompany	(2,764,776)	2,764,776	—
Net cash provided by financing activities	780,193	2,764,776	3,544,969

NET INCREASE IN CASH AND CASH EQUIVALENTS	293,688	10,994,501	11,288,189

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	501,511	551,705	1,053,216

END OF PERIOD	$795,199	$11,546,206	$12,341,405

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of this section for a discussion of factors which could affect the outcome of forward-looking statements used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“Quarterly Report”).

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

Recent Developments

The Exchange Transaction

During the second quarter of 2010 we completed the exchange of $64,532,000 aggregate principal amount of our 5.5% Convertible Senior Notes due October 5, 2011 (the “2011 Notes”) for $64,532,000 aggregate principal amount of our unsecured 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”),  which are convertible, at the option of the holder, into shares of our common stock or, at the election of the holder,  shares of our newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), which are convertible into shares of common stock (the “Exchange Transaction”). The 2015 Notes are governed by an indenture (the “Indenture”), dated as of June 25, 2010, by and between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”).

The initial conversion price for converting the 2015 Notes into common stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into Preferred Stock, other than pursuant to an automatic conversion (described below), is equal to $100, which is equal to a conversion rate of ten shares of Preferred Stock per $1,000 principal amount of 2015 Notes. Pursuant to the Indenture, we could not issue shares of common stock to holders of the 2015 Notes (including shares of common stock issuable upon a conversion of the 2015 Notes or upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes or in payment of any change of control purchase price, make whole premium or conversion make whole payment (each as described in the Indenture)) in excess of 19.9% of the number of shares of common stock outstanding immediately prior to the closing of the Exchange Transaction (the “Exchange Cap”), until stockholder approval of the issuance of common stock in excess of the Exchange Cap was obtained.

On September 15, 2010, at our 2010 Annual Meeting of Stockholders, we received stockholder approval for the issuance of all of the shares of common stock issuable upon conversion of our 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes in accordance with applicable law and the rules of the NYSE Amex. On September 20, 2010, we effected the automatic conversion of thirty percent of the then outstanding 2015 Notes, which equaled $19,364,000 aggregate principal amount, into 305,754 shares of Preferred Stock. We also paid an aggregate cash amount of $254,599, equal to all accrued but unpaid interest on the 2015 Notes subject to automatic conversion through September 20, 2010. See Note 4 “Convertible Senior Notes” to the accompanying unaudited condensed consolidated financial statements for further discussion.  As of September 30, 2010, we had 305,754 shares of Preferred Stock outstanding. During October 2010, 57,912 shares of Preferred Stock were converted into 9,562,001 shares of common stock.

Prospect Fee

During September 2010, we entered into an arrangement with an exploration and production company which operates in California. We received a $1.5 million prospect fee related to certain of its California acreage. The fee reimburses costs that we have invested in the area and provides us with a potential carried interest of 20% in two wells to be drilled on the acreage.  Additionally, the farmee is obligated to obtain and provide to us with 3-D seismic data over the contract area.

Impact of Current Credit Markets and Commodity Prices

The severe disruptions in the credit markets and reductions in global economic activity during 2008 and 2009 had significant adverse impacts on stock markets and oil and gas-related commodity prices, which contributed to a significant decline in our stock price and negatively impacted our future liquidity. Our liquidity has continued to be negatively affected in 2010 by the effects of this activity. The following discussion outlines the potential impacts that reduced commodity prices could have on our business, financial condition and results of operations.

Reduced Cash Flows from Operations Could Impact Our Ability to Fund Capital Expenditures and Meet Working Capital Needs

Oil and gas prices have declined significantly since historic highs in July 2008. To mitigate the impact of lower commodity prices on our cash flows, we entered into commodity derivative instruments through 2011 (see Note 5 “Derivatives” of the accompanying unaudited condensed consolidated financial statements for further discussion).  In the event that commodity prices stay depressed or decline further, our cash flows from operations would be reduced even taking into account our commodity derivative instruments for 2010 and 2011 and may not be sufficient when coupled with available capacity under our Credit Facility to meet our working capital needs or, in the event of a significant decline in commodity prices, fund our 2010 capital expenditure budget.  This could cause us to alter our business plans, including further reducing our exploration and development plans.

Our capital expenditure program for 2010 of $6 million is being used primarily for the completion and recompletion projects on our existing wells.  During the first nine months of 2010, we funded our operating activities with cash flows from operating activities and sales proceeds from the sale of a partial working interest in some of our wells. Based on current expectations, we intend to fund our capital expenditure program entirely through cash flows from operations. Consequently, we will continue to monitor spending and cash flows throughout the year and may accelerate or delay investment depending on commodity prices, cash flows expectations and changes in our borrowing capacity.

Effective February 26, 2010, in connection with certain asset sales, our borrowing base under our Credit Facility was reduced to $16 million from $35 million, and as of September 30, 2010, we have $5.5 million of outstanding borrowings thereunder. Our borrowing base could be further reduced in the future by our lenders.  Though we anticipate funding our capital expenditure program of $6 million for 2010 through cash flows from operations, an inability to access additional borrowings in excess of our $10.5 million of existing capacity under our Credit Facility will limit our ability to increase our operating budget and execute on our growth plans.

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

Reduced Cash Flows from Operations Could Result in a Default under Our Credit Facility and Convertible Senior Notes due 2015 and Convertible Senior Notes due 2011

Our Credit Facility contains covenants including those that require us to maintain (1) a current ratio (defined as current assets plus unused availability under the credit facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of senior debt to EBITDAX (as such term is defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter.  In addition, the Credit Facility contains covenants that restrict our ability to incur other indebtedness, create liens or sell our assets, pay dividends on our common stock and make certain investments. As of September 30, 2010, our current and senior debt to EBITDAX ratios are 2.6:1.0 and 0.6:1.0, respectively, and we are in compliance with each of the covenants as of September 30, 2010.  Sustained or lower oil and natural gas prices and the impact of the sale of our gathering system could reduce our consolidated EBITDAX and thus could reduce our ability to maintain existing levels of senior debt or incur additional indebtedness.

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

Reduced Commodity Prices Could Impact the Borrowing Base under Our Credit Facility

Our Credit Facility limits our borrowings to the borrowing base less our total outstanding letters of credit issued there under. As of September 30, 2010, we have loans of approximately $5.5 million and no letters of credit outstanding under our Credit Facility (see Note 7 “Credit Facility” to the accompanying unaudited condensed consolidated financial statements for further discussion).

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

Completion Operations

We began our up-hole recompletion program in early February 2010. Since then, we have successfully completed the initial stages on one Upper Mancos well and recompleted 16 gross wells (6.5 net) with five gross wells (1.7 net) occurring in the third quarter 2010. Future recompletions are subject to oilfield service availability and weather conditions.

In late March, we turned on one of the wells (Gasco operated — 100% working interest) that we acquired as part of the Petro-Canada acquisition discussed earlier, after installing production equipment and connecting it to sales. The other well acquired in this acquisition was producing when it was purchased; however, our field personnel have optimized the production and have increased the flows rates on this well (Gasco operated — 100% working interest).

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

As of September 30, 2010, we operated 133 gross wells, and we currently have an inventory of 24 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities. We do not have a drilling rig under contract at this time.

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

Our partner in the Southwest Cymric Prospect has elected not to drill its option well.  This partner drilled a first, shallow well on this prospect in December 2009 and the well was plugged and abandoned.  In order to earn into the prospect the partner had to drill a second, deeper well within 180 days from completing drilling operations on the first well.  The partner has returned all acreage to us and we are currently in the process of identifying a potential partner for this prospect.

Our Willow Springs Prospect is in the process of having 3-D seismic shot over it.  The operator will then process the 3-D seismic and identify potential drillable locations in the Willow Springs area.  The timing of any initial drilling on the Willow Springs Prospect is subject to the operator’s discretion.

The partner in our Willow Springs Prospect also recently bought into our Antelope Valley Trend group of nine oil and gas prospects that include both shallow horizons and deeper subthrust objectives.  The objectives within the Antelope Valley Trend consist of four to five sand members within the Temblor interval, including the Carneros. Our partner is currently in the process of planning and obtaining the necessary permits for a 3-D seismic shoot over this trend.  The first well in this area must be spud on or before July 1, 2012.  When the first well is drilled, our partner will earn approximately one half of the prospect area and four to five prospects as well, depending on the results of the 3-D seismic.  Our partner will then have the option to drill a second well on or before December 31, 2012.  The drilling of the second well will allow our partner to earn the remaining acreage and prospects.  Additionally we will receive a full license to the 3-D seismic data for this area.

We continue to pursue opportunities in the western area of the San Joaquin Basin.  We have identified additional leads and prospects within the overall trend of prospects defined by the Antelope Valley, Willow Springs, Northwest McKittrick and Southwest Cymric prospects.  We have purchased existing seismic data are having this data reprocessed to better define these new leads and prospects.  We are also purchasing additional acreage as these prospects become defined.

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

Oil and Gas Production Summary

The following table presents our production and price information during the three and nine months ended September 30, 2010 and 2009. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Natural gas production (Mcf)	1,073,831	981,478	3,097,448	3,286,085
Average sales price per Mcf	$3.75	$3.01	$4.32	$2.97

Oil production (Bbl)	11,019	10,477	32,378	33,147
Average sales price per Bbl	$60.96	$57.53	$63.06	$42.67

Production (Mcfe)	1,139,945	1,044,340	3,291,716	3,484,967

Our equivalent oil and gas production increased by 9% during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 primarily due to the new production from our recompletion projects during the first nine months of 2010 which more than offset the normal production decline on our existing wells. During the first nine months of 2010 as compared with the first nine month of 2009, our equivalent oil and gas production decreased by approximately 5% primarily due to normal production declines which were not offset by the new production from the recompletion projects during 2010.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under our Credit Facility, and access to capital markets, to the extent available. In connection with certain asset sales (see Note 3 “Asset Sales and Acquisitions” of the accompanying unaudited condensed consolidated financial statements), the borrowing base under our Credit Facility was reduced to $16 million effective February 26, 2010. Additionally our Credit Facility provides for periodic and special borrowing base redeterminations which could further affect our available borrowing base. The capital markets, as they relate to us, have been adversely impacted by the recent financial crisis, the potential lack of liquidity in the banking system and the potential unavailability and cost of credit. Though recently there has been some improvement in the capital markets, there is no guarantee that such will continue. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas and oil prices, drilling results and cash flow. Please see “—Impact of Credit Market and Commodity Prices” above for a discussion of our liquidity and the impact of current market conditions thereon.

As of September 30, 2010 we have negative working capital of $2,884,517 primarily, due to the $5,544,969 of borrowings under our Credit Facility which is now a current liability due March 29, 2011. We are currently working with our lenders to extend the maturity date of this obligation.

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended September 30,
	2010	2009

Net cash provided by operations	$3,464,406	$16,524,045
Net cash provided by (used in) investing activities	21,221,340	(8,780,825)
Net cash (used in) provided by financing activities	(31,651,294)	3,544,969
Net (decrease) increase in cash	(6,965,548)	11,288,189

Cash provided by operations decreased by $13,009,639 from September 30, 2009 to September 30, 2010.  The decrease in cash provided by operations was primarily due to the changes in operating assets and liabilities during the first nine months of 2010.  The decrease in cash provided by operations was partially offset by increased oil and gas revenue primarily due to a 45% increase in gas prices and a 48% increase in oil prices, partially offset by the 5% decrease in equivalent oil and gas production during 2010.

Our investing activities during the nine months ended September 30, 2010 and 2009 related primarily to the sales proceeds of $24,309,000 associated primarily with the sale of our gathering and evaporative facilities and the sale of a partial working interest in 32 producing wells (see Note 3 “Asset Sales and Acquisitions” of the accompanying unaudited condensed consolidated financial statements). In addition, investing activities included our development and exploration activities, fixed asset additions and the change in our advances from joint interest owners.

The financing activity during the first nine months of 2010 was comprised of $29,000,000 in repayments of borrowings on our line of credit, the payment of $2,044,070 in debt issuance costs associated with the Exchange Transaction, the payment of $52,824 in stock issuance costs, the payment of $54,400 for the purchase of 2011 Notes and the payment of a deposit of $500,000 in connection with our new gathering agreement. The financing activity during the first nine months of 2009 consisted of $13,000,000 of borrowings under our line of credit and the repayment of borrowings of $9,143,731.

Schedule of Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of September 30, 2010.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Convertible 2015 Notes
Principal	$45,168,000	$—	$—	$—	$45,168,000
Interest	12,455,703	2,484,240	4,968,480	4,968,480	34,503
Convertible 2011 Notes
Principal	400,000	—	400,000	—	—
Interest	22,306	22,000	306	—	—
Credit Facility Principal	5,544,969	5,544,969	—	—	—
Operating leases	136,786	136,786	—	—	—
Employment & consulting contracts	858,460	684,460	174,000	—	—
Asset retirement obligations (a)	1,094,602	—	—	—	1,094,602
Total Contractual Cash Obligations	$65,680,826	$8,872,455	$5,542,786	$4,968,480	$46,297,105

(a)   The accuracy and timing of the asset retirement obligations cannot be precisely determined in advance. See further discussion in Note 2 “Significant Accounting Policies — Asset Retirement Obligation” of the accompanying unaudited condensed consolidated financial statements.

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

Oil and Gas Properties and Reserves

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized. Under new oil and gas accounting rules, we prepared our oil and gas reserve estimates as of December 31, 2009 and September 30, 2010 using the average, first-day-of—the-month price during the 12-month periods then ending. In prior periods, we used the year-end price and subsequent commodity price increases could be utilized to calculate the ceiling value. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. There was no additional impairment recorded for the remainder of 2009 or during the first nine months of 2010. Therefore, impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009.

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

Derivatives

We have entered into certain commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We record all derivative instruments at fair value in the accompanying consolidated balance sheets. Changes in the fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We recorded a change in the fair value of commodity derivative instruments of $3,633,616 and $(12,070,025) during the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the fair value of the natural gas agreements was a current asset of $940,011. The fair value measurement of the commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments and (e) the counterparty’s credit risk. The unobservable inputs related to the volatility of the oil and gas commodity market are very significant in these calculations. Continued volatility in these markets could have a significant impact on the fair value of our derivative contracts. See Note 8 “Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Results of Operations

The Third Quarter of 2010 Compared to the Third Quarter of 2009

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended September 30,
	2010	2009

Natural gas production (Mcf)	1,073,831	981,478
Average sales price per Mcf	$3.75	$3.01
Natural gas revenue	$4,029,912	$2,952,924

Oil production (Bbl)	11,019	10,477
Average sales price per Bbl	$60.96	$57.53
Oil revenue	$671,775	$602,737

Equivalent production (Mcfe)	1,139,945	1,044,340

The increase in oil and gas revenue of $1,146,026 during the third quarter of 2010 compared with the third quarter of 2009 is comprised of an increase in the average oil and gas prices of $3.43 per Bbl and $0.74 per Mcf and a 9% increase in equivalent oil and gas production primarily due to the new production from recompletion projects on existing wells which more than offset normal production declines. The $1,146,026 increase in oil and gas revenue during the third quarter of 2010 represents an increase of $765,221 related to the increase in oil and gas prices and an increase of $380,805 related to the equivalent production increase.

Gathering Revenue and Expenses

Gathering revenue and expense represents the income earned from the third-party working interest owners in the wells we operate (our share of gathering revenue is eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from the

Riverbend area gathering assets that we constructed during 2004 and 2005. We sold our gathering assets during February 2010, as described in Note 3 “Asset Sales and Purchases — Sale of Gathering Assets” of the accompanying unaudited condensed consolidated financial statements, which resulted in a decrease in the gathering revenue of $882,195 and a decrease of $479,668 in gathering operations expenses during the third quarter of 2010.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended September 30,
	2010	2009

Direct operating expenses and overhead	$1,118,533	$772,448
Workover expense	89,063	14,422
Total operating expenses	$1,207,596	$786,870
Operating expenses per Mcfe	$1.06	$0.75

Production and property taxes	$214,801	$100,724
Production and property taxes per Mcfe	$0.19	$0.10

Total lease operating expense per Mcfe	$1.25	$0.85

Lease operating expense increased $534,803 during the third quarter of 2010 compared with the third quarter of 2009. The increase is comprised of a $420,726 increase in operating expenses and a $114,077 increase in production taxes primarily due to the increase in natural gas and oil revenue during the third quarter of 2010.  The increase in operating expenses is primarily due to a $335,000 increase in water disposal fees as we now have to pay the new owner for these services due to the sale of our evaporative facilities in February 2010 combined with a $75,000 increase in workover expenses. Prior to the sale of the evaporative facilities, the revenue and expenses related to water disposal were eliminated. See further description in Note 3 “Asset Sales and Purchases — Sale of Gathering Assets” in the accompanying unaudited condensed consolidated financial statements.

Transportation and Processing

Transportation and processing costs of $801,938 ($0.70 per Mcfe) represent the costs we incurred to transport the gas production from our wells subsequent to the sale of our gathering assets as described in Note 3 “Asset Sales and Purchases — Sale of Gathering Assets” in the accompanying unaudited condensed consolidated financial statements. Prior to the sale of our gathering assets during February 2010, these intercompany costs were eliminated from revenue and expense.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense during the third quarters of 2010 and 2009 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $164,196 during the third quarter of 2010 compared to the third quarter of 2009 is primarily due to the sale of our gathering assets and evaporative facilities as described in Note 3 “Asset Sales and Purchases — Sale of Gathering Assets” in the accompanying unaudited condensed consolidated financial statements.

Loss on Sale of Assets, net

The loss on sale of assets, net during the third quarters of 2010 and 2009 is primarily comprised of a net loss reflecting the decrease in the market value of our inventory.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three Months Ended September 30,
	2010	2009

Total general and administrative costs	$1,305,762	$1,659,482
General and administrative costs allocated to drilling, completion and operating activities	(413,423)	(296,400)
General and administrative expense	$891,339	$1,363,082
General and administrative expenses per Mcfe	$0.78	$1.30

Total stock-based compensation costs	$332,350	$505,657
Stock-based compensation (costs) reduction in costs capitalized	359	(7,638)
Stock-based compensation	$332,709	$498,019
Stock-based compensation per Mcfe	$0.29	$0.48

Total general and administrative expense including stock-based compensation	$1,225,048	$1,861,101

Total general and administrative expense per Mcfe	$1.07	$1.78

General and administrative expense decreased by $542,053 ($0.47 per Mcfe) during the third quarter of 2010 as compared with the third quarter of 2009 primarily as the result of a $90,000 decrease in compensation expense due to the salary reductions we implemented during March 2009, a $380,000 reduction in consulting fees related to our financial transactions during 2009, and a $165,000 decrease in stock-based compensation due to the vesting of certain stock options.

Interest Expense

Interest expense increased $12,431,097 during the third quarter of 2010 as compared with the third quarter of 2009 primarily due to the pro-rata portion of the unamortized discount and debt interest costs that were recorded as interest expense of $11,903,000 upon the conversion of 30% of the original principal amount of the 2015 Notes on September 20, 2010, and the additional interest expense due to the amortization of the discount on our 2015 Notes which was partially offset by the decreased outstanding debt balance during 2010 resulting from the sale of our gathering assets and evaporative facilities as further discussed in Note 3 “Asset Sales and Purchases” in the accompanying unaudited condensed consolidated financial statements. Cash paid for interest during the quarters ended September 30, 2010 and 2009 was $327,275 and $432,303, respectively.

 Derivative Gains (Losses)

Derivative gains (losses) during the third quarters of September 30, 2010 and 2009 are comprised of realized and unrealized gains and losses on our commodity derivative instruments and the unrealized gain on our embedded conversion features during the third quarter of 2010. The unrealized derivative gains (losses) represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter.

Gain on Extinguishment of Debt

During the third quarter of 2010, we purchased $68,000 in principal value of our 2011 Notes including interest for $54,400. The difference between the purchase price and the principal value less unamortized debt issuance costs was recorded as a gain on the extinguishment of debt during the third quarter of 2010.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the third quarter of 2010 represents the amortization of the excess of proceeds received over the carrying value of our gathering assets and evaporative facilities as further described in Note 3 “Asset Sales and Purchases” of the accompanying unaudited condensed consolidated financial statements.

The First Nine Months of 2010 Compared to the First Nine Months of 2009

The comparisons for the nine months ended September 30, 2010 with the nine months ended September 30, 2009 are consistent with those discussed in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 except as discussed below:

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Nine Months Ended September 30,
	2010	2009

Natural gas production (Mcf)	3,097,448	3,286,085
Average sales price per Mcf	$4.32	$2.97
Natural gas revenue	$13,390,284	$9,759,682

Oil production (Bbl)	32,378	33,147
Average sales price per Bbl	$63.06	$42.67
Oil revenue	$2,041,887	$1,414,385

Equivalent production (Mcfe)	3,291,716	3,484,967

The increase in oil and gas revenue of $4,258,104 during the first nine months of 2010 compared with the first nine months of 2009 is comprised of an increase in the average oil and gas prices of $20.39 per Bbl and $1.35 per Mcf partially offset by a 5% decrease in equivalent oil and gas production primarily due to normal production declines which were not offset by new production due to our recompletion operations in during the first nine months of 2010. The $4,528,104 increase in oil and gas revenue during the first nine months of 2010 represents an increase of $5,123,611 related to the increase in oil and gas prices and a decrease of $865,507 related to the equivalent production decrease.

Rental Income

Rental income during 2009 represents the lease payments received from a third party’s use of our drilling rig which was sold during June 2009. Our drilling rig was sold during June 2009 and therefore no rental income was recorded during the nine months ended September 30, 2010.

Impairment

As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per barrel and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the nine months ended September 30, 2009. No impairments were recorded during the nine months ended September 30, 2010.

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

	For the Nine Months Ended September 30,
	2010	2009

Total general and administrative costs	$5,048,867	$5,282,940
General and administrative costs allocated to drilling, completion and operating activities	(1,113,549)	(1,013,905)
General and administrative expense	$3,935,318	$4,269,035
General and administrative expenses per Mcfe	$1.19	$1.22

Total stock-based compensation costs	$1,205,553	$1,467,294
Stock-based compensation (costs) reduction in costs capitalized	1,729	(5,184)
Stock-based compensation	$1,207,553	$1,462,110
Stock-based compensation per Mcfe	$0.37	$0.42

Total general and administrative expense including stock-based compensation	$5,142,871	$5,731,145

Total general and administrative expense per Mcfe	$1.56	$1.64

General and administrative expense decreased by $494,274 ($0.15 per Mcfe) during the first nine months of 2010 as compared with the first nine months of 2009 primarily due to $300,000 decrease in compensation expense due to the salary reductions we implemented during March 2009, $400,000 in legal reimbursements received from our insurance company in connection with the litigation settlement further described in Note 11 “Legal Proceedings” in the accompanying unaudited condensed consolidated financial statements, a $800,000 reduction in consulting fees related to our financial transactions during 2009, and a $255,000 decrease in stock-based compensation due to the vesting of certain stock options. This decrease was partially offset by $950,000 in severance payments we agreed to make to our former president and CEO in connection with his resignation during January 2010 and increased compensation expense due to the payment of non-management employee bonuses of approximately $300,000 related to the successful completion of asset sales and purchases during the first quarter of 2010 as further discussed in Note 3 “Asset Sales and Acquisitions” in the accompanying unaudited condensed consolidated financial statements.

Gain on Extinguishment of Debt

Gain on extinguishment of debt during the first nine months of 2010 represents the difference between the fair value of the 2015 Notes and the debt conversion derivative as compared to the carrying value of the 2011 Notes less unamortized debt issuance costs that were exchanged in the Exchange Transaction as further described in Note 4 “Convertible Senior Notes” of the accompanying unaudited condensed consolidated financial statements, and the gain on the repurchase of 2011 Notes as described above.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2010, the off-balance sheet arrangements and transactions that we entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Recently Issued Accounting Pronouncements

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for our fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for our fiscal year beginning January 1, 2011. The adoption had no impact on our consolidated financial position, results of operations or cash flows. Refer to Note 8 “Fair Value Measurements” of the accompanying unaudited condensed consolidated financial statements for further details regarding the Company’s assets and liabilities measured at fair value.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of September 30, 2010, our derivative instruments consists of two swap agreements for our 2010 through March 2011 production. The fair value of these agreements is a current asset of $940,011 as of September 30, 2010. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. For our swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

Our swap agreements as of September 30, 2010 for 2010 through March 2011 are summarized in the table below:

Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty payer	Floating Price (a) Gasco payer
Swap (b)	10/10 – 12/10	3,500 MMBtu/day	$4.418/MMBtu	NW Rockies
Swap	10/10 – 3/11	3,000 MMBtu/day	$4.825/MMBtu	NW Rockies
Swap (b)	1/11 – 3/11	2,000 MMBtu/day	$4.418/MMBtu	NW Rockies

(a)           Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

(b)           Includes information pertaining to a portion of a single natural gas derivative contract with declining volumes. The fixed price represents the weighted average price for the entire period from June 2009 through March 2011.

During October 2010, we entered into an additional swap agreement for the year ended December 31, 2011, for 2,000 MMBtu/day with a fixed price of $4.00/MMBtu and a Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

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

The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the nine months ended September 30, 2010, our annual revenue would increase or decrease by approximately $32,000 for each $1.00 per barrel change in crude oil prices and $310,000 for each $0.10 per Mcf change in natural gas prices.

Interest Rate Risk

We do not currently use interest rate derivatives to mitigate our exposure, including under our Credit Facility, to the volatility in interest rates. A 1.0% increase in interest rates on the average borrowings outstanding during the first nine months of 2010 would increase interest expense by approximately $55,000 per year.

ITEM 4 - CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting during the Third Quarter of 2010

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -                                 Legal Proceedings

For a discussion of our legal proceedings please see Note 11 “Legal Proceedings” of the accompanying unaudited condensed financial statements included herein.

Item 1A -                        Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three months ended September 30, 2010, does not materially differ from that set out in Part I, Item 1A of our 2009 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2 -                                 Unregistered Sales of Equity Securities and Use of Proceeds

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

4.1	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.2

Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock dated as of June 22, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.1

Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 1, 2010, filed February 5, 2010, File No. 001-32369).

10.2

Tenth Amendment to Credit Agreement dated as of June 22, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.3

Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 27, 2010, filed on February 1, 2010, File No. 001-32369).

10.4

Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 29, 2010, filed on February 3, 2010, File No. 001-32369).

10.5

Gas Gathering and Processing Agreement dated March 1, 2010 by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 26,2010 filed on March 3, 2010, File No. 001-32369).

10.6

Indenture (including form of 2015 Note) dated as of June 25, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

*10.7	First Supplemental Indenture dated as of September 22, 2010.

10.8

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

10.11	Confidential Information Memorandum dated as of June 22, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.
** Furnished herewith.
# Identifies management contracts and compensating plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.

Date: November 2, 2010	By:	/s/ W. King Grant
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

4.1	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement, filed on April 17, 2003, File No. 333-104592).

4.2

Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock dated as of June 22, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.1

Ninth Amendment to the Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 1, 2010 filed on February 5, 2010, File No. 001-32369).

10.2

Tenth Amendment to Credit Agreement dated as of June 22, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.3

Consulting Agreement and Release, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 27,2010, filed on February 1, 2010 File No. 001-32369).

10.4

Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 29, 2010, filed on February 3, 2010 File No. 001-32369).

10.5

Gas Gathering and Processing Agreement dated March 1, 2010 by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to on the Company’s Form 8-K dated February 26, 2010, filed on March 3, 2010 File No. 001-32369).

10.6

Indenture (including form of 2015 Note) dated as of June 25, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

*10.7	First Supplemental Indenture dated as of September 22, 2010.

10.8

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

10.11	Confidential Information Memorandum dated as of June 22, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32.1	Section 1350 Certification of Chief Executive Officer.

**32.2	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.
** Furnished herewith.
# Identifies management contracts and compensating plans or arrangements.