Form 10-K/A
period 2010-12-31
GASCO ENERGY INC
filed 2011-04-29
CIK 1086319

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

As of June 30, 2010, the aggregate market value of the outstanding shares of Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the shares of Common Stock outstanding, for this purpose as if they may be affiliates of the registrant) was approximately $29,735,697 based on a price of $0.28 per share, which was the closing price per share as reported on the NYSE Amex on such date.

As of April 28, 2011, 126,943,715 shares of Common Stock, par value $0.0001 per share were outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to Gasco Energy, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011 (the “Original 10-K Filing”), is to timely file the information required by Part III of Form 10-K. Accordingly, the Part III information included herein is filed to amend and replace in its entirely the Part III information contained in the Original 10-K Filing.

Additionally, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed or furnished, as indicated, as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original 10-K Filing in any way. Those sections of the Original 10-K Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak only as of the date of the Original 10-K Filing and it has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2010. Furthermore, except to the extent stated herein, we have not updated the information in the Original 10-K Filing and this Amendment does not reflect events occurring after the filing of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original 10-K Filing as information in such filings may update or supersede certain information contained in the Original 10-K Filing, as amended hereby.

The filing of this Amendment shall not be deemed an admission that the Original Form 10-K Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Name	Positions with Gasco	Age as of 4/26/11
Charles B. Crowell	Chairman of the Board since 2010 and Vice Chairman since 2002	68
Marc A. Bruner	Director since 2001	61
Richard J. Burgess	Director since 2003	80
Steven D. (Dean) Furbush	Director since 2010	52
W. King Grant	Director since 2010; Chief Executive Officer and President	47
Richard S. Langdon	Director since 2003	60
Carmen J. (Tony) Lotito	Director since 2001	67
John A. Schmit	Director since 2003	43

The following sets forth certain biographical information concerning each of our directors.

Charles B. Crowell. Mr. Crowell has served as Chairman of the Board since September 2010, prior to which he served as Vice Chairman of the Board since July 2002. He has served as a director and member of the Executive Committee since July 2002, as a member of the Audit Committee from July 2002 through January 27, 2010, and as a member of the Compensation and Nominating Committees since April 2006 (other than from January 27, 2010 to January 1, 2011 during which time he served as interim Chief Executive Officer). Effective January 27, 2010, Mr. Crowell was appointed to be our interim Chief Executive Officer (upon the resignation of our former President and Chief Executive Officer) and terminated his memberships on the Compensation, Audit and Nominating Committees.  Effective January 1, 2011 Mr. Crowell resigned from his position as interim Chief Executive Officer, and was re-appointed to the Compensation and Nominating Committees. Mr. Crowell served as the President and Chief Executive Officer of PetroHunter Energy Corporation from July 2007 to May 2009 and as a director of PetroHunter from February 2007 to May 2009.  Since 1993, Mr. Crowell has also been a practicing attorney and a consultant to oil and gas companies. He was also a senior member of Crowell & Bishop, PLLC, Attorneys from November 1995 through June 1998 and a manager of Enigma Engineering Company, LLC from September 1996 until June 2000. Mr. Crowell has held several positions at Triton Energy Corporation, including Executive Vice President — Administration from November 1991 to May 1993, Senior Vice President and General Counsel from August 1989 to October 1991 and Vice President and General Counsel from November 1981 to July 1989.  Mr. Crowell served as a director of Derek Oil & Gas Corporation from March 2007 to November 2010.  He has also held public directorships at Comanche Energy, Inc. from June 1999 to February 2001, Arakis Energy Corporation from June 1997 to October 1998, Aero Services International, Inc. from December 1989 to May 1993 (where he was Chairman of the Board from August 1990 to December 1992) and Triton Europe, plc from October 1989 to May 1993.  Mr. Crowell holds a B.A. from John Hopkins University and a J.D. from the University of Arkansas.  He was admitted to the practice of law in Texas in 1974.

Mr. Crowell serves as a director due to his significant knowledge of and experience with our Company as a result of his tenure as a member of the Board and his prior position as our interim Chief Executive

Officer. He has proven management skills, extensive knowledge of the oil and gas industry and well-developed relationships with chief executives and other senior management of oil and gas companies and oilfield service companies throughout the United States.

Marc A. Bruner.  Mr. Bruner has served as a director since February 2001 and as a member of the Audit and Compensation Committees since September 2010. He served as Chairman of the Board and as a member of the Executive Committee from February 2001 through September 2010. Mr. Bruner is currently self-employed as a consultant since October 2010. He previously served as Chairman, Chief Executive Officer, and President of Mako Energy Corporation from November 2004 until April 1, 2005, and served as a director, Chief Executive Officer and President of Falcon Oil and Gas Ltd. from September 2009 through October 2010, positions he assumed when Mako merged with Falcon on April 1, 2005 (Falcon is listed on the Toronto Venture Exchange). He also served as Chairman of Falcon from April 2005 through September 2009. Mr. Bruner was founding Chairman of the Board of Ultra Petroleum, a NYSE listed natural gas company focused on tight sand development in the Green River Basin of Wyoming, and served in such capacity from January 1996 to January 1999. Mr. Bruner was self-employed as an oil and gas consultant through his company, Resource Venture Management AG, from February 1999 through October 2004.  Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company, in 1997, and RIS Resources International, a natural gas company, in 1996. He served as a director of RIS until late 1997.

Mr. Bruner serves as a director because of his business experience in general and with our Company.

Richard J. Burgess.  Mr. Burgess has served as a director and member of the Compensation Committee since May 2003. Effective January 2010, Mr. Burgess became a member of the Audit and Nominating Committees. Mr. Burgess is currently retired. Mr. Burgess served as President and Chief Executive Officer of NOMECO Oil and Gas Co. from 1981 until his retirement in 1994. NOMECO later became known as CMS Oil and Gas Company, now a wholly owned subsidiary of CMS Energy Corporation, a NYSE listed company. Mr. Burgess has held various positions in the oil and gas industry since 1954. He currently serves on the board of directors of Michigan Oil and Gas Association and formerly served on the board of directors of ROC Oil Company, Miller Exploration, Seagull Energy, Command Petroleum and Sydney Oil Company. Mr. Burgess has also been involved with the American Association of Petroleum Geologists, Independent Petroleum Association of America, Ontario Petroleum Institute and Potential Gas Committee in various capacities. Mr. Burgess holds a B.S. (honors) in Geology from the University of Manitoba.

Mr. Burgess serves as a director because of his significant experience with the oil and gas industry and understanding of various corporate governance matters that he has attained through his service as an executive officer at other public companies and as a director on other public company boards.

Steven D. (Dean) Furbush. Mr. Furbush has served as a director since June 2010.  In September 2010 he joined the Audit, Compensation and Nominating Committees. He is currently the President of College Summit, a position he has held since July 2007 after spending six months working with the organization to redesign key business systems. Previously, Mr. Furbush served as Chief Executive Officer of FreshDirect from 2003 to 2006, after he was initially hired as Chief Operating Officer in 2003. He served in the positions of Chief Economist and then Executive Vice President of NASDAQ Transaction Services at the NASDAQ Stock Market from 1995 to 2003. Prior to joining the NASDAQ, Mr. Furbush was Senior Economist at Economists Incorporated, from October 1990 to June 1995. He served as Economic Advisor to the Chairman, of the Commodity Futures Trading Commission, from October 1989 to August 1990, and Financial Economist at the SEC, Office of Economic Analysis, from June 1987 to October 1989. Mr. Furbush has also held teaching positions at Virginia Polytechnic Institute, Virginia State University and the University of Maryland. From June 1985 to September 1986, and again in January 1987, he was a consultant and junior staff economist in the Executive Office of the President of the

United States, Council of Economic Advisers. Mr. Furbush was a research associate at the Center for Naval Analyses, Marine Corps Operations & Analysis Group, from October 1982 to June 1985. He received a B.A. in Economics from the University of Washington, and an M.A. and Ph.D. in Economics from the University of Maryland.

Mr. Furbush serves as a director because of his significant managerial and organizational experience as well as his financial knowledge.

W. King Grant.  Mr. Grant served as our Chief Financial Officer and Executive Vice President from July 2001 through December 2009 and as a director from July 2001 until March 2003. In January 2010, Mr. Grant was promoted to President while maintaining his position Chief Financial Officer, and in September 2010, he began serving as a director. Effective January 1, 2011, Mr. Grant was promoted to Chief Executive Officer and he continues to serve as a director. Prior to joining us, Mr. Grant served as Executive Vice President and Chief Financial Officer for KEH.com, a catalog/Internet retailer of new and used camera equipment, from November 1999 to May 2001. From February 1997 to March 1999, Mr. Grant was a Senior Vice President in the Natural Resources Group of ING Baring, LLC where he was responsible for providing financing and advisory services to mid-cap and smaller energy companies.  For the previous eleven years, Mr. Grant held several positions at Chase Manhattan Bank and its affiliates, most recently as a Vice President in the Oil & Gas group.  Mr. Grant holds a B.S.E. in Chemical Engineering from Princeton University and an MBA from the Wharton School at the University of Pennsylvania.

Mr. Grant serves as a director due to his position as our Chief Executive Officer and to his management and business skills and significant knowledge of the oil and gas industry. Mr. Grant’s experience with financial and corporate governance matters provides valuable insight to our operations. Mr. Grant actively participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Richard S. Langdon. Mr. Langdon has served as a director and a member of the Audit Committee since March 2003 and as a member of the Nominating Committee since April 2006. In January 2010, Mr. Langdon was appointed Chairman of both the Audit and the Nominating Committees and a member of the Compensation Committee. Mr. Langdon has been the President and Chief Executive Officer of Matris Exploration Company, LP, a privately held exploration and production limited partnership active in California, since 2003 and the President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held exploration and production limited liability company exploration and production activities in the Texas Gulf Coast, since December 2007. From 1997 until December 2002, Mr. Langdon also served as Executive Vice President and Chief Financial Officer of EEX Corporation, a NYSE listed exploration and production company acquired by Newfield Exploration in late 2002. Prior to joining EEX Corporation, Mr. Langdon was an oil and gas consultant from August 1996 to March 1997. He has also held various positions with the Pennzoil Companies since 1991, including Executive Vice President — International Marketing (Pennzoil Products Company) from June 1996 to August 1996, Senior Vice President — Business Development & Shared Services (Pennzoil Company) from January 1996 to June 1996, and Senior Vice President — Commercial & Control (Pennzoil Exploration & Production Company) from December 1991 to December 1995. Mr. Langdon is currently a member of the board of directors of Constellation Energy Partners LLC, a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. Mr. Langdon holds a B.S. in Mechanical Engineering and a M.B.A. from the University of Texas at Austin.

Mr. Langdon serves as a director because of his knowledge of the oil and gas industry and experience in managing oil and gas assets, as well as his extensive network of relationships with chief executives and other senior management of oil and gas companies and oilfield service companies throughout the United States.

Carmen J. (Tony) Lotito.  Mr. Lotito has served as a director and a member of the Audit and Compensation Committees since April 2001 and as a member of the Nominating Committee since April 2006. Until his resignation from such positions in January 2010, he served as Chairman of the Audit and Compensation Committees (since April 2001) and the Nominating Committee (since April 2006).  Mr. Lotito has served as the Executive Vice President - Business Development of Falcon Oil and Gas Ltd. since April 2009. Mr. Lotito served as the Chief Financial Officer and Treasurer of PetroHunter Energy Corporation from May 2006 through October 2007 and has also been a director of PetroHunter from May 2006 through the present. Mr. Lotito has also served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer and as a director of GSL Energy Corporation from August 2005 through the present. He also served as Executive Vice President, Chief Financial Officer and Treasurer and as a director of Galaxy Energy Corporation, a publicly traded natural gas and coalbed methane exploration and development company, from the time of its acquisition of Dolphin Energy Corporation in November 2002 through July 2005. Prior to joining Galaxy, Mr. Lotito served as the Chief Financial Officer, Treasurer and as a director of Dolphin Energy Corporation from September 2002 through November 2002.  Mr. Lotito holds a B.S. in Accounting from the University of Southern California.

Mr. Lotito serves as a director because of his business experience in general and with the Company.

John A. Schmit. Mr. Schmit has served as a director since October 2003, as a member of the Compensation Committee since December 2004, as a member of the Executive Committee since January 2005, and as a member of the Audit and Nominating Committees since January 2010. In January 2010, Mr. Schmit was appointed chairman of the Compensation Committee. Mr. Schmit is currently a portfolio manager at Frontier Investment Management Company where he also serves on the firm’s Investment Committee, a position he has held since May 2008. From September 2007 until May 2008 Mr. Schmit was the principal of SSD Capital, a private investment firm. From February 2005 until September 2007, Mr. Schmit was a Manager of Crestview Capital Partners, LLC, a hedge fund specializing in private placements for small public companies. Prior to joining Crestview, Mr. Schmit served as Vice President of Investments for RENN Capital Group, Inc., a registered investment advisor based in Dallas, Texas, where he was a portfolio manager of closed-end funds from May 1997 through December 2004.  From September 1992 to September 1994, he practiced law with the law firm of Gibson, Ochsner & Adkins, in Amarillo, Texas. Mr. Schmit holds a B.B.A. in Finance from Texas Christian University, a J.D. from the University of Oklahoma College of Law and an L.L.M. in International and Comparative Law from The Georgetown University Law Center.

Mr. Schmit serves as a director because of his significant finance and stock market experience.

Executive Officers

Name	Positions with Gasco	Age as of 4/26/11
W. King Grant *	President, Chief Executive Officer and Director	47
Michael K. Decker	Executive Vice President and Chief Operating Officer	56
Peggy A. Herald	Vice President, Accounting and Administration, Chief Accounting Officer and Treasurer	53
Charles H. Wilson	Vice President of Engineering and Operations	54
Camille A. Gerard	Corporate Secretary	47

* For a description of the business background and other information concerning Mr. Grant, see “Directors” herein.

Michael K. Decker.  Mr. Decker has served as our Executive Vice President and Chief Operating Officer since July 2001 and also served as a director from July 2001 until October 2003. Mr. Decker has over thirty-three years of oil and gas exploration, development, operations and mergers and acquisitions experience. He founded and served as the President of Black Diamond Energy, LLC from August 1999 until July 2001. From 1990 to August 1999 Mr. Decker served as the Vice President of Exploitation of Prima Energy Corporation, a NASDAQ traded oil and gas company. From 1988 to 1990, he was employed by Bonneville Fuels Corporation as a Senior Geologist and by Tenneco Exploration and Production Company as a Senior Project Geological Engineer from 1977 to 1988. Mr. Decker is currently on the board of the Potential Gas Committee, an independent natural gas resource assessment organization, and previously served as chairman. He holds a B.S. in Geological Engineering from the Colorado School of Mines.

Peggy A. Herald. Ms. Herald joined Gasco in January 2002 as Controller and was promoted to Chief Accounting Officer in May 2006, Vice President in May 2007, Treasurer in June 2009 and Vice President of Accounting and Administration in June 2010. From June 1990 until December 2001 she served as the Financial Reporting Manager for Hallwood Energy Corporation, a NASDAQ traded oil and gas company, where she managed the financial reporting process for several publicly traded oil and gas corporations and limited partnerships. From January 1987 until June 1990, Ms. Herald was employed by Deloitte & Touche LLP and from September 1984 through December 1986 she was employed by KPMG LLP. Ms. Herald has over twenty years of experience in the oil and gas industry and holds a BS degree in Accounting from Regis University.

Charles H. Wilson.  Mr. Wilson joined Gasco in 2006 as Drilling Manager, and was promoted to Vice President of Engineering and Operations in 2010. From 2003 through 2006, he was the U.S. Onshore Drilling Manager for Denver-based Forest Oil Company, a NYSE-listed exploration and production company.  Mr. Wilson has twenty-nine years of experience in the oil and gas industry ranging from drilling, completion and production operations to surface equipment installations.  Since 1990, Mr. Wilson has been focused primarily on drilling operations covering Utah, Wyoming, North Dakota, Montana, California, Nevada, New Mexico, Texas, Louisiana, Mississippi and five years in the international arena.  His experience complements the Management and Technical teams in place at Gasco.  He holds a BS degree in Petroleum Engineering from the University of Wyoming and in addition has held several positions within the Society of SPE and AADE.

Camille A. Gerard.  Ms. Gerard joined Gasco in May 2008 as our Controller and in June 2010 was promoted to Corporate Secretary. Ms. Gerard has over twenty years of energy industry and consulting experience in internal auditing, e-marketing, and commodity management, including transportation and marketing of natural gas and pulp and paper.  From May 2005 through May 2008, Ms. Gerard was the founder of Risk Management Consulting, LLC, a Denver-based company that performed Sarbanes-Oxley reviews for such companies as Gasco Energy, EKS&H, and St. Mary Land and Exploration.  Ms. Gerard has also worked in natural gas marketing with Xcel Energy, pulp and paper trading with Enron Industrial Markets, launching and managing marketing support for a start-up trading website for Enron Net Works, and Marketing Support for Northern Natural Gas.  She holds a Bachelor of Science in Geology from the University of Louisiana at Lafayette and MBA with a specialization in Internal Auditing from Louisiana State University.  She is a Certified Internal Auditor and Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers, directors and persons who beneficially own more than ten percent of our stock to file reports of ownership and changes in ownership with the SEC.

Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all such Section 16(a) forms they file.

Based solely on our review of the copies of such forms we have received, we believe that each of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2010, except for the following late filings: (i) Marc Bruner filed an amended Form 4 on August 30, 2010 (originally filed on July 1, 2010) disclosing a disposition of securities on September 28, 2007, and ; (ii) Charles Wilson filed a Form 4 which was due on December 1, 2010, on December 6, 2010 and (iii) Steven (Dean) Furbush filed a Form 5 for the year ended December 31, 2011 for stock purchases that were made on September 22, 2010 and September 30, 2010, on January 21, 2011.

Corporate Governance

We are committed to good corporate governance practices. The Board is responsible to our stockholders for the oversight of the Company and recognizes the importance and necessity that an effective corporate governance environment plays in the Board’s ability to adequately oversee, advise and monitor the Company. The Board has established a standing Audit Committee, Compensation Committee, Nominating Committee and Executive Committee to assist it in discharging its responsibilities. The Board has also adopted several governance documents to guide the operation and direction of the Board and its Committees, including our Corporate Code of Business Conduct and Ethics, Financial Code of Ethics, and charters for the Audit Committee, Compensation Committee, and Nominating Committee. Each of these documents is available on our website at www.gascoenergy.com and stockholders may obtain a printed copy, free of charge, by sending a written request to Gasco Energy, Inc. 8 Inverness Drive East, Suite 100, Englewood, Colorado 80112, Attn: Corporate Secretary.

Corporate Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics that sets forth the standards of behavior expected of each of our directors, officers (including but not limited to our principal executive officer, principal financial officer, principal accounting officers, controller, and all persons performing similar functions), employees, contractors, business partners and agents. Among other matters, this Code is designed to deter wrongdoing and to promote:

•                  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;.

•                  Compliance with applicable governmental laws, rules and regulations;

•                  Prompt internal reporting of violations of this Code to an appropriate person or persons identified in the Code; and

•                  Accountability for adherence to the Code.

In the event that an amendment to, or a waiver of, any provision of our Corporate Code of Business Conduct and Ethics is necessary, we intend to promptly post such information on our website at www.gascoenergy.com.

Financial Code of Ethics

We have adopted a Financial Code of Ethics that applies to our chief executive officer, chief financial officer and controller.  Among other matters, this Code is designed to deter wrongdoing and to promote:

•                  Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us ;

•                  Honest conduct, including the ethical handling of actual or apparent conflicts of interest in personal and professional relations; and

•                  Compliance with all applicable governmental laws, rules and regulations.

In the event that an amendment to, or a waiver of, any provision of our Financial Code of Ethics is necessary, we intend to promptly post such information on our website at www.gascoenergy.com.

The Audit Committee

The Audit Committee is responsible for oversight of our risks relating to accounting matters, financial reporting and legal and regulatory compliance. The Audit Committee currently consists of Messrs. Langdon, Lotito, Schmit, Burgess, Bruner and Furbush, each of whom the Board has determined to be independent according to the definition of independence used in the NYSE Amex listing standards and the rules and regulations of the SEC. Mr. Langdon is the current chairman of the Audit Committee, a position he has held since January 2010. The Board has determined that Mr. Langdon is an Audit Committee financial expert within the meaning proscribed by the rules and regulations of the SEC.

In March 2011, the Audit Committee performed its annual review and assessment of the Audit Committee Charter, which was originally adopted in March 2001. In the course of its review, the Audit Committee considered and adopted necessary and appropriate amendments to the charter. The Audit Committee Charter, as amended, is available on our website at www.gascoenergy.com.

The Compensation Committee

The Compensation Committee is responsible for risks relating to employment policies and our compensation and benefits systems. The Compensation Committee currently consists of Messrs. Schmit, Crowell, Langdon, Lotito, Burgess, Bruner and Furbush, each of whom the Board has determined to be independent according to the definition of independence used in the NYSE Amex listing standards and the rules and regulations of the SEC. Mr. Schmit is the current chairman of the Compensation Committee, a position he has held since January 2010.

Although Mr. Crowell otherwise satisfies the independence requirements of the NYSE Amex and the rules and regulations of the SEC for service on the Compensation Committee, due to his service as our interim Chief Executive Officer and the compensation he received for such service, he does not meet the independence requirements for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to preserve the deductibility of certain income paid to executive officers provided by Section 162(m) of the Code, the Compensation Committee is structured so that, and its governing charter prescribes that, all Section 162(m)-actions required to be taken by outside directors are to be taken by a subcommittee of the Compensation Committee that consists solely of two or more Section 162(m)-qualified outside directors. Accordingly, Mr. Crowell may be involved in discussions about salary, bonus structure, and long-term incentives as part of the Compensation Committee, but may not be involved in the granting of options to Named Executive Officers (as such term is defined in the rules and regulations promulgated by the Commission),  the establishment of performance goals for

Section 162(m)-compliant bonuses to Named Executive Officers, or the certification of the achievement of those performance goals (in each case, in a manner that complies with Section 162(m) and the guidance promulgated thereunder). See “Item 11—Executive Compensation—Compensation Discussion and Analysis—Other Matters—Tax Treatment of Executive Compensation Decisions” for additional information.

The Board adopted a written charter for the Compensation Committee, which is available on our Internet website at www.gascoenergy.com.

The Nominating Committee

The Nominating Committee is responsible for recommending to the Board nominees for election at the stockholders’ annual meeting and for recommending nominees for Board committees.  The Nominating Committee currently consists of Messrs. Langdon, Crowell, Lotito, Burgess, Schmit, Bruner and Furbush, each of whom the Board has determined to be independent according to the definition of independence used in the NYSE Amex listing standards and the rules and regulations of the SEC. Mr. Langdon is the current chairman, a position he has held since January 2010.

The Board adopted a written charter for the Nominating Committee, which is available on our Internet website at www.gascoenergy.com.

The Executive Committee

The Executive Committee is responsible for aiding and assisting our management in the day-to-day operations of the Company and to act on behalf of the Board, subject to certain limitations, when it is not feasible to call and convene a full board meeting. The Executive Committee does not have a written charter.  The Executive Committee currently consists of Messrs. Bruner, Grant, Schmit and Crowell.  In January 2011, Mr. Grant became our Chief Executive Officer and joined the Executive Committee and, therefore, is not considered independent. The Board has determined that all members of the Executive Committee, other than Mr. Grant, are independent under the definition of independence used in the NYSE Amex listing standards and the rules and regulations of the SEC.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Our Executive Compensation Program

This Compensation Discussion and Analysis reviews the compensation policies and decisions of the Compensation Committee with respect to the following individuals (“Named Executive Officers”) for their service to the Company during the fiscal year ending December 31, 2010:

•                                          Charles B. Crowell — Interim Chief Executive Officer (resigned January 1, 2011);

•                                          W. King Grant —President and Chief Financial Officer (promoted to Chief Executive Officer January 1, 2011);

•                                          Michael K. Decker — Executive Vice President and Chief Operations Officer;

•                                          Peggy A. Herald — Vice President-Accounting and Administration, Chief Accounting Officer and Treasurer;

•                                          Charles H. Wilson — Vice President of Operations; and

•                                          Mark A. Erickson — Former President and Chief Executive Officer (resigned January 27, 2010).

Mark A. Erickson resigned from his positions as President and Chief Executive Officer on January 27, 2010. His compensation during the year ended December 31, 2010 consisted of compensation for his service as President, Chief Executive Officer and director prior to his resignation from such positions. Following Mr. Erickson’s resignation in January 2010, we entered into a Consulting Agreement and Release of Claims agreement with him that governed his severance payments, his duties to us as a consultant over the nine-month period following his resignation, and his release of us of all claims relating to his employment with us. For further details and amounts related to this agreement, please see the section titled “—Potential Payments Upon Termination or Change in Control” below.

Charles B. Crowell, our Chairman of the Board, served as our interim Chief Executive Officer from January 27, 2010 until his resignation on January 1, 2011. During that period, Mr. Crowell’s compensation solely consisted of amounts awarded to him for his service as our interim Chief Executive Officer.

As described in greater detail below, our compensation program has fixed compensation elements, such as base salary and benefits, as well as variable compensation elements related to performance. During the first quarter of 2009, after giving consideration to then current economic conditions, we made the decision to reduce the annual base salary compensation of our salaried employees by either 10% or 20% in order to reduce our cost structure. During 2010, for those salaried employees whose compensation had been reduced by 20%, the Compensation Committee restored 10% of their annual base salary compensation and otherwise maintained previously implemented compensation reductions for other salaried employees.

The flexibility in our compensation program to make changes and adjustments to both fixed and variable compensation elements allows us to more accurately and fairly compensate our executives in times of economic uncertainty.

Notable Milestones for 2010

For the year ended December 31, 2010, when determining cash and equity incentive compensation, the Compensation Committee took into account the following material achievements of us and the leadership of our Named Executive Officers in accomplishing these strategic objectives.

•                  Completion Activity.  We began an up-hole recompletion program early in February 2010 in our Utah operation. Since then, we have successfully completed the initial stages on one Upper Mancos well and recompleted 22 gross wells (8.5 net) with six gross wells (2.0 net) occurring during the fourth quarter of 2010.

•                  Acquisition of Petro-Canada Assets.  On February 25, 2010, we completed the acquisition of two wells and certain oil and gas leases from Petro-Canada Resources (USA) Inc. for a purchase price of approximately $482,000 that was funded entirely from operational cash flow.

•                  Sale of Gathering Assets.  On February 26, 2010, we completed the sale of substantially all of the assets comprising our midstream gathering system and evaporative facilities in Uintah County, Utah to Monarch Natural Gas, LLC. At closing, we received total cash consideration of approximately $23 million from Monarch, which was used to repay amounts outstanding under our revolving credit facility.

•                  Sale of Partial Working Interest in Producing Wells.  On March 19, 2010, we closed the sale of a partial working interest in 32 wells for approximately $1.25 million.

•                  Convertible Debenture Exchange Transaction.  During the second quarter of 2010, we completed the exchange of substantially all of our 5.5% Convertible Senior Notes due 2011 for 5.5% Convertible Senior Notes due 2015.  The exchange extended our debt maturities while holding interest terms constant and significantly lowered the principal amount of our debt burden.

•                  Closing of Prospect Fee in California.  In September 2010, we contracted with an exploration and production company that operates in California, pursuant to which we received a $1.5 million prospect fee related to a portion of our California acreage while retaining a 20% carried interest in two wells to be drilled on the acreage together with 3-D Seismic data rights over the contract area.

•                  Resolution of NYSE Amex Listing Deficiency. In the fourth quarter of 2010, we successfully resolved our NYSE Amex listing deficiency and continue to trade on NYSE Amex in good standing.

•                  Extension of Maturity Date for Credit Facility.  In the fourth quarter, we amended our revolving credit facility to extend the maturity date.

Objectives of Our Executive Compensation Program

Our overall corporate objective is to encourage growth in our reserves and production, to encourage growth in cash flow and profitability while maintaining balance sheet stability, to encourage operational efficiency and productivity and to enhance stockholder value. The Compensation Committee believes that executive compensation should reflect our growth as well as reward contributions made to further our progress by each member of the executive management team. By recognizing these contributions the Compensation Committee believes that compensation programs will promote team-building and ensure fairness.

We believe that the skill and dedication of our executive officers and other management personnel are critical factors affecting our long-term success in meeting our business objectives and fostering growth and profitability. Accordingly, the Compensation Committee has designed our compensation program in accordance with our general compensation philosophy which is to:

•                                          motivate and retain our current executive officers;

•                                          attract new executives with the requisite skills to implement our business strategy as needed; and

•                                          align executive compensation with the attainment of strategic business objectives that increase stockholder returns.

Setting Executive Compensation

Role of the Compensation Committee, its Consultant and Management

The Compensation Committee establishes and administers our compensation policies and programs.  It determines and approves current compensation levels as well as short- and long-term incentives for our executives.  In order to perform its function, the Compensation Committee relies, in part, on input from the Chief Executive Officer and other members of senior management, including the other Named Executive Officers, in determining (i) our needs, (ii) our perception in the employment market, (iii) the availability of talent and (iv) the budgeted compensation levels for anticipated hires.  But while the Compensation Committee considers the information obtained from our management team (including our Named Executive Officers) and other outside sources to be crucial to its analysis of our compensation program, the Compensation Committee retains the final decision-making authority over all compensation matters.

The Compensation Committee has the authority to hire outside consultants as, or to the extent, the Committee deems an outside advisor to be relevant to implementing our compensation program. During 2008 and 2010, the Compensation Committee hired Thomas J. Reno & Associates, Inc. (“TJR”), a human resource management and compensation consultant, to assist in analyzing the form and amount of executive compensation and make recommendations for future executive compensation.  TJR reported directly to our Compensation Committee and provided it with competitive data as well as business and technical considerations, but did not recommend a specific compensation program or pay level changes.  During 2010, the Compensation Committee engaged TJR to provide guidance and technical expertise in structuring executive bonus compensation for us.

For the 2011 year, the Compensation Committee intends to review our financial condition, our business plans and prospects for the future. The Compensation Committee will also consult with our management regarding current and projected personnel requirements. After evaluating this information, the Compensation Committee intends to consult with TJR and/or another outside source regarding current compensation practices of our Peer Group (as defined below). The Compensation Committee may choose to employ TJR or another reputable consulting firm in the future if it deems an external evaluation of the compensation program necessary.

Use of Market Analysis and Peer Group Comparisons

The Compensation Committee strives to maintain an executive compensation program that is structured to provide our executive officers with compensation packages that take into account our particular financial condition, asset profile, and stage of development.  To achieve this objective, at least once annually, the Compensation Committee compares all compensation components for our executive officers with compensation data for similar positions at other organizations in our industry that are comparable to us in number of employees, level of operations, gross revenue and total assets.

In 2010, TJR assisted the Compensation Committee by providing comparative market data on compensation practices and programs (the “Survey Data”) based on an analysis of eleven energy related companies that were our competitors taking into account the factors described above (the “Peer Group”).  With TJR’s assistance, the Compensation Committee reviewed and analyzed the Peer Group Survey Data as well as general economic conditions and marketplace compensation trends at each level of senior management and made adjustments as appropriate.

During 2010, the following eleven companies comprised the Peer Group: Abraxas Petroleum Corporation, American Oil & Gas Inc., Credo Petroleum Corporation, Delta Petroleum Corp., Double Eagle Petroleum Co., Gastar Exploration Limited, Kodiak Oil & Gas Corp., Northern Oil & Gas, Inc., Petroleum Development Corporation, Pinnacle Gas Resources, Inc. and Warren Resources Inc.  These companies were selected as peers primarily due to their equivalent size based on enterprise value and their focus on upstream Rocky Mountain natural gas in their business model. Other criteria considered included the availability of the compensation data related to the company, the level of operational sophistication, annual rates of production, market capitalization, and number of employees.

Historically, the Compensation Committee has also used research services and the database of Equilar, Inc. to assess the broader market competitiveness of our executive compensation. This competitive market data along with the Peer Group data, which the Compensation Committee considered in determining 2010 executive compensation, provided a frame of reference for the Compensation Committee in evaluating executive compensation, but is not the determinative factor for the compensation of our executive officers.

We used TJR’s experience and expertise to counsel the Committee on whether its proposed compensation was reasonable in comparison to the Peer Group data and if it was sufficient to retain and motivate our executives. We also instructed TJR to independently verify ranges of compensation for our peers using the Equilar database in order to get the most objective and thorough comparison.

Compensation Components

Our executive and key management compensation is comprised of three major components: (1) base salary, which is reviewed annually by the Compensation Committee; (2) two types of annual cash bonuses, consisting of guaranteed bonuses for certain Named Executive Officers, and performance-based incentive bonuses determined based on individual performance and the Company’s performance; and (3) long-term equity-based incentive awards, typically in the form of stock options and restricted stock grants. Our executive officers are also eligible to receive other types of indirect compensation, including health and welfare benefits, retirement and savings plans and certain perquisites. With the exception of perquisites, these other types of indirect compensation are provided on a non-discriminatory basis to all of our employees.

Base Salary

We provide our Named Executive Officers with an annual base salary to compensate them for services rendered during the year. While the Compensation Committee does not tie salary amounts to those similarly situated executives within the Peer Group, the Compensation Committee seeks to establish base salaries that are competitive in the market place and sufficient to attract and retain individuals with the qualities it believes are necessary for our long-term financial success and that are competitive in the industry.

An executive officer’s base salary generally reflects the officer’s responsibilities, tenure, job performance and direct competition for the executive officer’s services.  The Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to annual reviews, the Compensation Committee may at any time review the salary of an executive officer who has received a significant promotion, whose responsibilities have been increased (or decreased) significantly or who is the object of competitive pressure.  Adjustments may be based on the results of the annual review of market salary data, increases in the cost of living, job performance of the executive officer over time and the expansion of duties and responsibilities, if any. No pre-determined weight or emphasis is placed on any one of these factors.

The following table provides the base salaries for our Named Executive Officers in fiscal years 2008, 2009 and 2010, and the percentage increase (or decrease) in their base salaries between each year presented. In 2010, as discussed in greater detail above, for those executive officers that had received a 20% decrease in base salary in 2009, the Compensation Committee restored approximately 10% of their base salary and otherwise maintained the 10% reduction in annual base salaries for the other executive officers. Because salary reductions were implemented on a prospective basis, the actual full-year percentage reduction or increase shown in the table is less than 10% or 20%. Due to Mr. Erickson’s resignation in January 2010, he did not receive any 2010 adjustments to his base salary.

Officer	Fiscal Year 2008 Salary	Fiscal Year 2009 Salary	Fiscal Year 2010 Salary	Percentage Decrease From 2008 to 2009	Percentage Increase or Decrease from 2009 to 2010
Charles B. Crowell (1)	N/A	N/A	$289,100	N/A	N/A
W. King Grant	291,500	267,208	262,350	(8.3)%	(1.8)%
Michael K. Decker	291,500	242,917	261,135	(16.7)%	7.5%
Charles H. Wilson	226,000	188,333	203,400	(16.7)%	8.0%
Peggy A. Herald	156,000	143,000	140,400	(8.3)%	(1.8)%
Mark A. Erickson (1)	291,500	242,917	33,671	(16.7)%	(86.1)%

(1)           Mr. Crowell became our interim Chief Executive Officer effective January 27, 2010, upon the resignation of our former Chief Executive Officer and President, Mark Erickson.

Annual Cash Bonus Awards

Guaranteed Bonuses.

We pay guaranteed bonuses as a result of negotiations in connection with our hiring of certain of our Named Executive Officers. Pursuant to their employment agreements with us that were in effect during 2010, Messrs. Grant and Decker were entitled to receive an annual bonus equal to 0.50% and 0.75%, respectively, of our cash flow from wells drilled by us or on our behalf.  Our former Chief Executive Officer, Mr. Erickson was not entitled to receive his annual bonus for the 2010 year due to his resignation on January 27, 2010.  As negotiated with Mr. Crowell when he was hired as our interim Chief Executive Officer, he was entitled to receive a pro-rata portion of the same guaranteed bonus of 0.875% of our cash flows that Mr. Erickson would have been entitled to receive for 2010. The bonus payout was based on the actual number of months that Mr. Crowell served as our interim Chief Executive Officer. However, each of Messrs. Grant, Decker and Crowell agreed to receive an annual incentive bonus in lieu of the guaranteed bonus for the year ended December 31, 2010.  The remaining Named Executive Officers do not receive guaranteed bonuses.

Annual Incentive Compensation.

Discretionary annual cash bonus awards, which may be paid in cash, stock or a combination of both, are intended to compensate, and thus provide incentives to, individuals for exceptional effort and job performance. We believe these awards facilitate our continued growth and success by providing rewards that are commensurate with individual achievement and Company performance.  Annual cash bonus awards, when given, typically range from 10% to 50% of an individual’s annual base salary. We believe that the award amounts are reasonable in light of our review of the Peer Group data and are sufficient to retain and motivate our executives, but we do not target our discretionary bonuses to any certain percentile of our Peer Group. The decision whether to pay a discretionary bonus is typically made during the fourth quarter of the year, with payment made typically no later than March of the following year.

In determining whether to pay a cash bonus or a stock bonus, the Compensation Committee prefers cash awards in situations where it believes that an executive is worthy of an incentive-based award and the base salary of the executive is not at the level of competitiveness that the Compensation Committee feels appropriate for any given year.  The Compensation Committee also considers the achievements of our Company, and the employee’s contributions to those achievements, in order to determine the amount of the annual incentive bonus, if any, to be awarded.  The Compensation Committee specifically focuses on balance sheet stability, operational cash flow, earnings, return on stockholders’ equity, rates of return on wells drilled, the growth in proved oil and gas reserves, the cost to develop reserves and the successful completion of specific projects to determine the amount of bonus awards, if any.

In December 2010, the Compensation Committee awarded annual cash bonuses to Ms. Herald and Mr. Wilson of 19.8% and 22.8%, respectively, of their then current annual base salary.  The bonuses were primarily intended to make up for the mandatory salary reductions that were implemented during 2009. Messrs. Crowell, Grant and Decker were awarded cash bonuses equal to $100,000 each in lieu of their guaranteed bonuses and in consideration for the milestones attained during the year, which are discussed in “—Notable Milestones for 2010.” In determining whether to pay a discretionary bonus versus the guaranteed bonus, the Compensation Committee determined that a $100,000 annual bonus was a more appropriate level of compensation than the lesser guaranteed payment amount that our Named Executive Officers would otherwise have been entitled to receive based on depressed natural gas prices, which adversely impacted our financial position in 2010.  In assessing the appropriate bonus amounts to pay Messrs. Crowell, Grant and Decker, the Compensation Committee considered factors such as our financial position, the performance of the executive during the prior year, including restructuring and operational initiatives and cost controls and the steps taken to position us for future results. The

Compensation Committee also considered the relationship of bonus to base salary of each executive and the analysis of the executive’s base salary and bonus package in relation to peers of similar size, nature and financial position.

Long-Term Equity Based Incentives

Stock option and restricted stock awards are utilized to align the interests of our executive officers with those of our stockholders by incentivizing our executives to increase stockholder value measured by stock price appreciation. These awards, which are granted subject to the requirement that the recipient remain employed by us for a period of time, also facilitate our retention efforts. The Compensation Committee focuses on balance sheet stability, operational cash flow, earnings, return on stockholders’ equity, rates of return on wells drilled, the growth in proved oil and gas reserves, the cost to develop reserves and the successful completion of specific projects as well as the equity awards that were granted by our Peer Group to determine the level of equity awards to be granted on an annual basis, if any.

Restricted stock awards provide our executives with actual stock, subject to vesting requirements, and therefore serve as better retention tools than stock options especially in a volatile stock market.  A recipient is generally assured that if the applicable vesting requirement for the restricted stock award is satisfied, then he or she will have something of value, even if the stock price decreases after the grant.  In contrast, a stock option award gives the recipient the right, but not the obligation, to buy stock in the future.  A stock option award is intended to motivate an executive officer by providing upside potential, but has more risk to the executive than restricted stock. We view stock options as an element of performance-based compensation because a stock option provides no realizable value until the recipient meets the vesting requirements and the trading price of our Common Stock increases.  As a result, recipients typically attribute more value to restricted stock awards than to stock option awards.  However, restricted stock awards typically result in greater dilution than option awards.

When determining whether to grant restricted stock awards or option awards to our executive officers, the Compensation Committee considers a number of factors, including competitive market data, our performance and the performance of the executive, the availability of shares under our equity plan, the appropriate level and type of incentive for the executive officer, retention concerns, the impact of dilution and stockholder interests.  These factors are not attributed any particular weight and ultimately the determination of the appropriate allocation between restricted stock and stock option awards is in the sole discretion of the Compensation Committee.

Under their respective employment agreements, each of Messrs. Grant and Decker have the right to receive 10% of all option awards granted to employees each year during the term of their agreements.  Each of the executives waived this right with respect to the 2008, 2009 and 2010 years in order to prevent dilution to our stockholders.

For the 2010 year, each of the Named Executive Officers received a discretionary award of stock options and Messrs. Grant, Decker and Crowell also received restricted stock awards. The size of the grants was determined by the Compensation Committee after considering current compensation of our Named Executive Officers, the aggregate number of shares of Company stock available for grant under our long term incentive plans and prior equity awards, as well as the size of award required to make the awards economically meaningful in light of then current stock market prices.  The option awards were granted subject to a one- or two-year vesting schedule in order to further our goal of incentivizing our executives to both remain in our service over the longer term and to work towards increasing the value of our stock.  In determining the timing of the awards, the Compensation Committee takes into account a number of factors, including the competitive pressure we may perceive in connection with our efforts to retain or to hire certain individuals. Mr. Crowell received an additional stock option award during March 2010, the size of which was determined in the discretion of the Compensation Committee and which was intended to be an incentive for Mr. Crowell to serve as Gasco’s interim Chief Executive Officer during 2010.  The restricted stock awards were granted subject to a ratable three-year vesting schedule in order to further our goal of incentivizing our executives to both remain in our service over the longer term.

Other Benefits

In addition to base salaries, annual cash bonus awards and long-term equity-based incentives, we provide the following other forms of compensation:

•                                          401(k) Profit Sharing Plan.  We have a defined contribution profit sharing/401(k) plan designed to assist our eligible officers and employees in providing for their retirement. We match employee contributions to the plan, in cash, at the rate of up to 5% of an employee’s wages or salary. Our matching contribution vests immediately upon receipt.

•                                          Health and Welfare Benefits.  Our executive officers are eligible to participate in medical, dental, and vision insurance, disability insurance, life insurance, and flexible healthcare and dependent care spending accounts to meet their health and welfare needs.  These benefits are provided to ensure that we are able to remain competitive in attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a non-discriminatory basis to all employees.

•                                          Perquisites and Other Personal Benefits.  We believe that the total mix of compensation and benefits provided to our executive officers is competitive and for that reason, we provide only limited other personal benefits.  In the fiscal year 2010, these benefits included the payment of payroll taxes on behalf of certain individuals related to the vesting of restricted stock grants awarded in prior years and reimbursements of rent expense for Mr. Grant. See footnote 4 to the Summary Compensation Table below.

Employment Agreements, Severance Benefits, Change in Control Provisions and Consulting Agreements

We maintain employment and other compensatory agreements with certain of our officers to ensure they will perform their roles for an extended period of time. Certain provisions contained in these agreements, such as change in control payments, are essential to retaining our talent and protecting our stockholders.  We believe that it is appropriate to compensate individuals to refrain from working with competitors following termination, and that compensation enhances the enforceability of such agreements. These agreements and our severance benefits are described in more detail below.  Please read “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements Governing 2010 Compensation” for a detailed description of the agreements that were applicable for certain executive officers.

The employment and other compensatory agreements between us and certain of our Named Executive Officers and the related severance provisions are designed to provide incentive to those officers to remain in our employ. Our agreements with such Named Executive Officers provide different types of compensation for termination with cause, termination without cause and for situations involving a change of control of the Company. By providing minimal or no benefits in the case of voluntary resignation or termination with cause, such Named Executive Officers are motivated to remain in our employ and perform their duties as required. Our Named Executive Officers are also given security and are encouraged to remain with us through the provision of extra compensation and benefits in the event of termination without cause or in connection with a change in control.

In the event that an executive’s employment with us is terminated, we may enter into a consulting agreement with that executive to ensure that any transition period is handled as smoothly as possible.  As described under “Certain Relationships and Related Person Transactions,” following Mr. Erickson’s resignation in January 2010, we entered into a Consulting Agreement and Release of Claims agreement with him that governed his severance payments, his duties to us as a consultant over the nine month period following his resignation, and his release of us of all claims relating to his employment with us. For further details and amounts related to this agreement, please see the section titled “—Potential Payments Upon Termination or Change in Control” below.

We entered into employment agreements with Messrs. Grant and Decker effective February 8, 2011 which replaces in their entirety the employment agreements previously in effect and described in detail following the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements Governing 2010 Compensation.” The initial terms of Messrs. Grant and Decker’s employment agreements will expire on the second anniversary of the effective date and will automatically renew for additional one-year terms unless either party elects not to renew or the agreement is otherwise terminated in accordance with its terms. Mr. Grant’s employment agreement provides for him to serve as our Chief Executive Officer and President with an annual base salary of $300,000, subject to periodic review and upward adjustment by the Board of Directors. Mr. Decker’s employment agreement provides for him to serve as our Executive Vice President and Chief Operating Officer with an annual base salary of $290,000, subject to periodic review and upward adjustment by the Board of Directors. Messrs. Grant and Decker will each be entitled to participate in our annual cash incentive plan or other bonus plan available to our executives and as established by us from time to time. Potential severance and change in control benefits provided under the new agreements are discussed in greater detail in the “Potential Payments Upon Termination or Change in Control” section below.

Other Matters

Stock Ownership Guidelines and Hedging Prohibition

Our Insider Trading Policy prohibits our executive officers from entering into certain types of derivative transactions related to our Common Stock.

Tax Treatment of Executive Compensation Decisions

In conducting our executive compensation programs, the Compensation Committee considers the effect of the Code, which denies publicly held companies a tax deduction for annual compensation in excess of $1 million paid to their chief executive officer or any of their three other most highly compensated corporate officers, other than the chief financial officer, who are employed on the last day of a given year, unless their compensation is based on performance criteria established by a committee of outside directors and approved, as to their material terms, by their stockholders. We have in the past, and may from time to time in the future, pay compensation that is not deductible to our executive officers.

Because Mr. Crowell previously served as our interim Chief Executive Officer and received compensation for such service, he does not meet the definition of “outside director” for purposes of Section 162(m) of the Code.  In order to preserve the deductibility of certain income paid to executive officers provided by Section 162(m) of the Code, the Compensation Committee is structured so that, and its governing charter prescribes that, all Section 162(m)-actions required to be taken by outside directors are to be taken by a subcommittee of the Compensation Committee that consists solely of two or more Section 162(m)-qualified outside directors. Accordingly, although Mr. Crowell serves on the Compensation Committee, he is excluded from any discussions involving the granting of options to Named Executive Officers (as such term is defined in the rules and regulations promulgated by the Commission),  the establishment of performance goals for Section 162(m)-compliant bonuses to Named Executive Officers, or the certification of the achievement of those performance goals (in each case, in a manner that complies with Section 162(m) and the guidance promulgated thereunder); and such matters are delegated to an Section 162(m)-eligible subcommittee.

Accounting Treatment of Executive Compensation Decisions

We account for stock-based awards based on their grant date fair value, as determined under Accounting Standards Codification Topic 718 (“ASC 718”).  Compensation expense for these awards, to the extent such awards are expected to vest, is recognized on a straight-line basis over the requisite service period of the award or to an employee’s eligible retirement date (whichever is earlier). If the award is subject to a performance condition, however, the cost will vary based on our estimate of the number of shares that will ultimately vest over the requisite service or other period over which the performance condition is expected to be achieved.  In connection with its approval of stock-based awards, the Compensation Committee is cognizant of and sensitive to the impact of such awards on stockholder dilution.  The Compensation Committee also endeavors to avoid stock-based awards made subject to a market condition, which may result in an expense that must be marked to market on a quarterly basis.  The accounting treatment for stock-based awards does not otherwise impact the Compensation Committee’s compensation decisions.

Executive Compensation

Summary Compensation

The following table sets forth the compensation paid to our Named Executive Officers for services rendered in all capacities during the years ended December 31, 2010, 2009 and 2008. Prior year amounts have been restated to reflect the grant date fair value of the stock and option awards.

Summary Compensation Table for the Three Years Ended December 31, 2010

Name & Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)		($)(3)	($)(3)	($)(4)	($)
Charles B. Crowell (1)	2010	289,100	100,000	(2)	18,500	83,850	—	491,450
Interim Chief Executive Officer

W. King Grant (1)	2010	262,358	100,000	(2)	18,500	47,100	21,083	449,041
President and Chief Financial Officer	2009	267,208	125,000		—	66,000	12,272	470,480
	2008	291,500	131,545		—	279,339	11,514	713,898

Michael K. Decker	2010	261,135	100,000	(2)	18,500	47,100	6,481	433,216
Executive Vice President and Chief Operations Officer	2009	242,917	121,940		—	66,000	12,272	443,129
	2008	291,500	197,317		—	273,675	11,514	774,006

Peggy A. Herald	2010	140,400	27,800		—	8,400	7,117	183,717
Vice President, Treasurer and Chief Accounting Officer	2009	143,000	—		—	33,000	7,262	183,262
	2008	156,000	35,000		—	86,550	9,514	287,064

Charles H. Wilson	2010	203,400	46,300		—	8,400	2,450	260,550
Vice President of Engineering and Operations	2009	188,333	—		—	—	3,133	191,466
	2008	226,000	50,000		—	71,350	11,514	358,864

Mark A. Erickson (1)	2010	33,671	—		—	—	828,641	862,312
Former President and Chief Executive Officer	2009	242,917	230,203		—	66,000	12,272	551,392
	2008	291,500	149,146		—	213,839	11,514	665,999

(1)          Mr. Crowell became our interim Chief Executive Officer effective January 27, 2010, upon the resignation of our former Chief Executive Officer and President, Mr. Erickson.  Effective January 1, 2011, Mr. Crowell resigned as interim Chief

Executive Officer and Mr. Grant was promoted to Chief Executive Officer.  As Mr. Erickson resigned on January 27, 2010, the 2010 salary amount shown here reflects only the compensation that he received during the first 27 days of the year.

(2)   Bonus awards for Messrs. Crowell, Grant and Decker reflect the discretionary bonuses awarded to these officers in lieu of the guaranteed bonuses they would have been entitled to receive for the 2010 year, and for Ms. Herald and Mr. Wilson, discretionary bonuses granted in part to make up for the difference in prior salary reductions.

(3)   Restricted stock awards and stock option awards vest at varying schedules within one to five years of the grant date.  The value of the restricted stock and stock option awards represents the grant date fair value that was computed in accordance with ASC 718.  A discussion of the valuation assumptions used for purposes of the ASC 718 calculation is included under Note 6 of the Notes to Consolidated Financial Statements included in our Form 10-K filed with the SEC on March 2, 2011 for the year ending December 31, 2010. Option award amounts for 2009 and 2008 have been restated to reflect the grant date fair value of awards granted in those years.

(4)   Amount represents the employer contribution to the 401(k) plan of each Named Executive Officer except for Mr. Crowell who did not participate in the 401(k) plan.  Additionally, the 2010 amount for Mr. Grant includes $9,000 of rent expense reimbursement in accordance with his employment agreement. The 2010 amount for Mr. Erickson also includes severance payments of $600,000 and consulting fees of $220,803.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award made during the year ended December 31, 2010 to our Named Executive Officers under any plan, including awards that have been transferred.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		(#)	(#)	($/Sh)	($)
Charles B. Crowell	3/2/10	—	175,000	0.35	36,750
	6/29/10	—	60,000	0.36	12,600
	12/23/10	50,000	—	—	18,500
	12/23/10	—	150,000	0.37	34,500
W. King Grant	6/29/10	—	60,000	0.36	12,600
	12/23/10	50,000	—	—	18,500
	12/23/10	—	150,000	0.37	34,500
Michael K. Decker	6/29/10	—	60,000	0.36	12,600
	12/23/10	50,000	—	—	18,500
	12/23/10	—	150,000	0.37	34,500
Peggy A. Herald	6/29/10	—	40,000	0.36	8,400
Charles H. Wilson	6/29/10	—	40,000	0.36	8,400

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table for the fiscal year ended December 31, 2010.

Employment Agreements Governing 2010 Compensation

W. King Grant III.  We entered into an employment agreement with Mr. Grant effective January 2, 2003, that would have expired on January 31, 2010 had we or Mr. Grant determined not to renew the agreement. On January 31st of each calendar year, however, the agreement automatically extended for a one year period unless we notified Mr. Grant in writing at least 120 days prior to the next anniversary date that we would not be renewing the agreement on the next anniversary date. Mr. Grant served as our Chief Financial Officer and Executive Vice President through January 27, 2010, at which time he was promoted to President upon the resignation of Mr. Erickson. Mr. Grant’s employment agreement and compensation were not modified or amended upon his change in positions in the 2010 year, thus this description of his employment agreement applies to his position as President rather than Chief Financial Officer and Executive Vice President. Mr. Grant’s employment agreement entitled him to an annual salary of $175,000, subject to increase at the discretion of the Board of Directors, and an annual guaranteed bonus equal to 0.5% of our cash flow from wells drilled by or on our behalf. The Board of Directors approved an increase in Mr. Grant’s annual salary to $291,500 effective January 1, 2008. Effective March 1, 2009, Mr. Grant’s annual salary was reduced by 10% to $262,350 in connection with the general salary reductions the Board of Directors imposed on our executive officers. His employment agreement also provided for the award to Mr. Grant of options to purchase 200,000 shares of Common Stock at $1.00 per share. The options vested 16 2/3% at the end of each four month period after the issuance date, February 14, 2003, until they became fully vested on February 14, 2005. Mr. Grant was also entitled to receive 10% of all option grants made by us each calendar year during the term of the agreement, although Mr. Grant waived this right with respect to all such option grants during 2007, 2008, 2009 and 2010 in order to reduce dilution to our stockholders and improve our access to the capital markets. In addition, the employment agreement provided that each year we and Mr. Grant would mutually agree on a performance-based bonus for Mr. Grant. The employment agreement also contained non-compete provisions in the event of Mr. Grant’s termination of employment. Mr. Grant’s employment agreement was amended on January 1, 2009 and on January 22, 2009 to among other things (i) provide for the forfeiture of any right to the annual incentive bonus compensation due to Mr. Grant if he did not remain employed by the us through receipt of the signed audit letter relating to such year and (ii) provide for a cash payment to Mr. Grant in an amount equal to twice the amount paid to him as his annual bonus compensation for the previous fiscal year upon termination of his employment without cause or in connection with a change in control.  The 2003 employment agreement also governed Mr. Grant’s employment relationship with us for a portion of the 2011 year, but was terminated in connection with our entry into a new agreement with Mr. Grant on February 8, 2011, as described below.

Michael K. Decker. We entered into an employment agreement with Mr. Decker effective July 1, 2003, that would have expired on January 31, 2010 had we or Mr. Decker determined not to renew the contract. On January 31st of each calendar year, however, the agreement automatically extended for a one year period absent unless we notified Mr. Decker in writing at least 120 days prior to the next anniversary date that we would not be renewing the agreement on the next anniversary date. Mr. Decker serves as our Chief Operating Officer and Executive Vice President. His employment agreement entitled him to an annual salary of $175,000 subject to increase at the discretion of the Board of Directors, and an annual guaranteed bonus equal to 0.75% of our cash flow from wells drilled by or on our behalf. The Board of Directors approved an increase in Mr. Decker’s annual salary to $291,500 effective January 1, 2008. Effective March 1, 2009, Mr. Decker’s annual salary was reduced by 20% to $233,200 in connection with the general salary reductions the Board of Directors imposed on our executive officers. The employment agreement also provided for the award of options to purchase 350,000 shares of Common Stock at $1.00 per share. The options vested 16 2/3% at the end of each four month period after the issuance date, February 14, 2003, until they became fully vested on February 14, 2005. Mr. Decker was also entitled to receive 10% of all option grants made by us each calendar year during the term of the agreement. Mr. Decker waived this right with respect to all option grants during 2007, 2008, 2009 and 2010 in order to reduce dilution to our stockholders and improve our access to the capital markets. In addition, the employment agreement provided that each year we and Mr. Decker would mutually agree on a performance-based bonus for Mr. Decker. The employment agreement also contained non-compete provisions in the event of Mr. Decker’s termination of employment. Mr. Decker’s employment agreement was amended on January 1, 2009 and January 22, 2009 to among other things (i) provide for the forfeiture of any right to the annual incentive bonus compensation due to Mr. Decker if he did not remain employed by us through receipt of the signed audit letter relating to such year and (ii) provide for a cash payment to Mr. Decker in an amount equal to twice the amount paid to him as annual bonus compensation for the previous fiscal year upon termination of his employment without cause or in connection with a change in control. The 2003 employment agreement also governed Mr. Decker’s employment relationship with us for a portion of the 2011 year, but was terminated in connection with our entry into a new agreement with Mr. Decker on February 8, 2011, as described below.

Mark A. Erickson.  We also entered into an employment agreement with Mr. Erickson in 2003, but in connection with his resignation on January 27, 2010, we entered into a Consulting Agreement and Release of Claims agreement with him that is further described below in the “Potential Payments Upon Termination or a Change in Control.”

New Employment Agreements for 2011

We entered into new employment agreements that will govern the compensation and employment relationship of Messrs. Grant and Decker on a going-forward basis beginning February 8, 2011.   The material terms of these new agreements are provided with the “Compensation Discussion and Analysis” section above, while discussions of the potential severance or change in control benefits provided for under these agreements is discussed in greater detail within the “Potential Payments Upon Termination or Change in Control” section below.

Salary and Bonus as Percentage of Total Compensation

The following table sets forth the percentage of salary and bonus as compared to our Named Executive Officer’s total compensation for the fiscal year ended December 31, 2010.

Named Executive Officer	Salary and Bonus Percentage of Total Compensation (1)
Charles B. Crowell	79%
W. King Grant	80%
Michael K. Decker	82%
Peggy A. Herald	91%
Charles H. Wilson	96%
Mark A. Erickson	4%

(1)          Represents the amounts in the salary plus the bonus columns compared to amounts in the total compensation column in the above “Summary Compensation Table.”

Equity Compensation Awards

The stock options that were granted to our Named Executive Officers on March 2, 2010 vest over one year following the grant date and expire within ten years of the grant date. The vesting schedule for the options granted on June 29, 2010 and December 23, 2010 is 16 2/3% at the end of each four-month period after the issuance date and these options expire within five years of the grant date.  Any stock options that remain unvested at the time of a termination of employment shall be forfeited. In the event that the executive’s employment with us is terminated for any reason except for death, disability or termination for cause prior to the exercise of the vested option, the option will terminate within ninety days of termination or within twelve months if the termination is due to death or disability and immediately if the termination is for cause.

The restricted stock awards granted to Messrs. Crowell, Grant and Decker on December 23, 2010 vest in equal one-third portions on the anniversary of the grant date.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table shows unexercised stock options and restricted stock that has not vested as of December 31, 2010 for each Named Executive Officer.

Outstanding Equity Awards as of December 31, 2010

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
		(1)	($)		(#)(2)	($)(3)
Charles B. Crowell	100,000 100,000 31,250 50,000 100,000 87,498 125,000 10,000 — 131,250	— — — — — 87,502 — 50,000 150,000 43,750	1.00 1.80 1.00 1.00 2.15 0.52 3.39 0.36 0.37 0.35	2/10/13 9/18/13 12/15/13 12/16/13 8/12/14 9/17/14 6/9/15 6/29/15 12/23/15 3/20/20	50,000	17,500

W. King Grant	137,000 200,000 200,000 31,250 100,000 99,999 160,000 10,000 — 50,000	— — — — — 100,001 — 50,000 150,000 —	2.00 1.00 1.80 1.00 1.92 0.52 3.39 0.36 0.37 1.99	12/31/11 2/10/13 9/18/13 12/15/13 7/27/14 9/17/14 6/9/15 6/29/15 12/23/15 1/23/18	50,000	17,500

Michael K. Decker	57,000 175,000 200,000 31,250 50,000 99,999 80,000 10,000 — 45,834	— — — — — 100,001 — 50,000 150,000 —	2.00 1.00 1.80 1.00 1.92 0.52 3.39 0.36 0.37 1.99	12/31/11 2/10/13 9/18/13 12/15/13 7/27/14 9/17/14 6/9/15 6/29/15 12/23/15 1/23/18	50,000	17,500

Peggy A. Herald	100,000 50,000 75,000 12,500 35,000 40,000 49,998 125,000 6,666 45,240	— — — — — — 50,002 — 33,334 30,160	1.73 1.00 1.80 1.00 0.50 1.92 0.52 3.39 0.36 1.90	1/2/12 2/10/13 9/18/13 12/15/13 12/18/13 7/27/14 9/17/14 6/9/15 6/29/15 9/26/17	4,000	1,400

Charles H. Wilson	65,000 10,000 30,000 6,666 150,000 45,240	— — — 33,334 70,000 30,160	1.80 1.00 0.50 0.36 3.10 1.90	9/18/13 12/12/13 12/18/13 6/29/15 10/16/16 9/26/17	4,000	1,400

Mark A. Erickson	1,000,000 25,000 100,000 160,000 200,000 31,250 200,000	— — — — — — —	1.00 2.00 1.92 3.39 1.80 1.00 0.52	1/2/11 1/27/11 1/27/11 1/27/11 1/27/11 1/27/11 1/27/11	—	—

(1)          The unexercisable stock options with a strike price of $0.52 (337,506 aggregate shares) vest with respect to 16 2/3% of the full number of options granted that were awarded at the end of each four-month period after the issuance date of September 17, 2009. The unexercisable stock options with a strike price of $0.36 (216,668 aggregate shares) vest with respect to 16 2/3% of the full number of options granted at the end of each four-month period after the issuance date of June 29, 2010. The unexercisable stock options with a strike price of $0.37 (450,000 aggregate shares) vest with respect to 16 2/3% of the full number of options granted at the end of each four-month period after the issuance date of December 23, 2010. The unexercisable options with a strike price of $0.35 (43,750 aggregate shares) vest with respect to 25% of the full number of options granted at the end of each three-month period after the issuance date of March 20, 2010. The unexercisable stock options with a strike price of $1.90 (60,320 aggregate shares) vest with respect to 20% of the full number of options granted on each anniversary date of September 26, 2007.

(2)          The unvested shares of restricted stock vest as follows: Messrs. Crowell, Grant and Decker’s shares vest 33 1/3% on the anniversary of the grant date of December 23, 2010; Ms. Herald and Mr. Wilson’s shares vest in increments of 2,000 shares on each anniversary of the grant date of September 26, 2007.

(3)          The market value of shares in this column was calculated by multiplying the closing market price of our Common Stock on December 31, 2010 ($0.35) by the number of shares for each executive then outstanding.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the vesting of stock awards during 2010 on an aggregated basis for each of our Named Executive Officers.  There were no exercises of stock options during 2010.

Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)(1)
Charles B. Crowell	—	—
W. King Grant	—	—
Michael K. Decker	—	—
Peggy A. Herald	2,000	580
Charles H. Wilson	42,000	14,980
Mark A. Erickson	—	—

(1)          The value of the restricted stock awards upon vesting was determined by multiplying the number of shares of Common Stock by the market price of the shares on the vesting date.

Potential Payments Upon Termination or Change in Control

Arrangements Effective at the End of Fiscal 2010

The employment agreements effective during the 2010 year were amended during 2008 to comply with Section 409A of the Code.

We maintained employment agreements with Messrs. Grant and Decker (the “Service Providers”) during the 2010 year which contained provisions regarding payments to be made to such individuals upon termination of their employment, either alone or in connection with a change of control (the “2010 Agreements”). The general provisions of these Agreements are described in greater detail above in “— Employment Agreements Governing 2010 Compensation.” The following discussion focuses on the terms and provisions that would have affected the Service Providers’ potential severance or change in control payments as of December 31, 2010.

Definitions

For purposes of the 2010 Agreements, “cause” would have existed for termination of a Service Provider if he (i) pleaded guilty to or was found guilty of a felony involving an act of dishonesty or moral turpitude; (ii) engaged in gross misconduct that was materially and demonstratively injurious to us; (iii) made any material misrepresentation or omission to us regarding affiliates of the Service Provider; (iv) committed an unexcused material breach of his employment duties; (v) was found guilty of habitual neglect of his duties; (vi) usurped a corporate opportunity, was guilty of fraudulent embezzlement of our property or funds, or committed any act of fraud or intentional misrepresentation, moral turpitude, dishonesty or other misconduct that would constitute a felony; or (vii) committed a material, unexcused breach of the 2010 Agreement.

For purposes of the 2010 Agreements, a “change of control” would have occurred: (i) upon either of (A) any consolidation or merger of us with another corporation where less than 50% of the outstanding voting securities of the resulting corporation are owned by our stockholders immediately prior to such consolidation or merger, or (B) any sale, lease, exchange or other transfer (whether in one transaction or a series of related transactions) of all, or substantially all, of our assets; (ii) our stockholders’ approval of our complete liquidation or dissolution; (iii) any person becoming the beneficial owner of 50% or more of our outstanding Common Stock, without the prior approval of our Board of Directors; (iv) during any consecutive two-year period, individuals who at the beginning of the period constituted our entire Board of Directors cease to constitute a majority of our Board of Directors unless the election of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; (v) a change of control of a nature that would be required to be reported in response to item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act shall have occurred; or (vi) any consolidation or merger of us with another corporation that results in the Service Provider not being retained by the Board of Directors in his current position.

The Service Providers would have incurred a “disability” under the 2010 Agreements if, as a result of the Service Provider’s incapacity due to physical or mental illness, the Service Provider had been absent from his duties on a full-time basis for three consecutive months and had not returned to the full-time performance of his duties within 30 days following a written notice of termination.

Payments

Pursuant to the 2010 Agreements, in the event one of the Service Providers was terminated due to death or disability, by mutual agreement of the parties, after 90 days’ notice by the Service Provider, or due to the expiration of the term of the Agreement, the Service Provider would have received any salary, bonus compensation, and vacation accrued but unpaid through the date of termination (the “Accrued Obligations”), payable in a lump sum on the date of termination. The Service Provider would also have been entitled to exercise any vested options granted under our Stock Option Plan for a period of one year following the date of such termination.

The 2010 Agreements provided that if a Service Provider was terminated without “cause” by us or if he terminated his employment, at his option, because (i) we significantly diminished his responsibilities, authority or duties, or (ii) we acted or failed to act in a way that constituted a material breach of the 2010 Agreement (clause (i) and (ii) of this paragraph referred to as “good reason” termination events), the Service Provider would have received the following compensation: (A) Accrued Obligations, plus (B) an amount equal to the greater of (1) his base salary for one year, or (2) the sum of (i) his base salary for the remaining term of the 2010 Agreement and (ii) an amount equal to the greater of (x) $250,000, or (y) the amount specified in the “Recommended Change of Control Values Chart” below. The Service Provider would also have received a cash payment equal to the amount of his annual bonus for the last fiscal year for which he received an annual bonus. Such amounts would have been paid in a lump sum cash payment within the sixty day period following the Service Provider’s termination of employment. In addition, any unvested stock options held by the Service Provider would have immediately vested and the Service Provider would have been entitled to exercise all vested options granted under our Stock Option Plan for a period of one year following the date of termination.

In the event a Service Provider was terminated as a result of a “change of control” under the 2010 Agreements (meaning that such a termination must occur prior to the end of the calendar year in which the change of control occurs), he would have received (i) Accrued Obligations, and (ii)(A) if the change of control had not been recommended by our Board of Directors to our stockholders, an amount equal to the greater of (I) $750,000 or (II) the amount specified in the “Recommended Change of Control Values Chart” below, or (B) if the change of control had been recommended by our Board of Directors to our stockholders, the Service Provider would have received an amount based on the cash equivalent consideration paid to a holder of one share of our Common Stock as set forth in the “Recommended Change of Control Values Chart:”

Recommended Change of Control Values Chart

Level	Value of consideration for each Common Share	Messrs. Decker and Grant
I	$1.00 - $1.49	$250,000
II	$1.50 - $.199	$500,000
III	$2.00 - $2.49	$1,000,000
IV	$2.50 - $2.99	$1,250,000
V	$3.00 - $3.49	$1,500,000
VI	>$3.50	$1,750,000

For purposes of calculating hypothetical terminations as of December 31, 2010, we have assumed that our closing stock price of $0.35 on that date would control any calculations that involve the chart above, thus the Service Providers would not have been eligible to receive payments based off of the Recommended Change of Control Values Chart for the 2010 year, as the necessary stock price to receive a Level 1 payment is $1.00 per share.

In addition, in the event a Service Provider was terminated in connection with a change of control, whether recommended by the Board of Directors or not, any unvested stock options held by the Service Provider would have immediately vested and the Service Provider would have been entitled to exercise all vested options granted under our Stock Option Plan for a period of one year following the date of termination.  The Service Provider would also have received a cash payment equal to the amount of his annual bonus for the last fiscal year for which he received an annual bonus.

The 2010 Agreements contained confidentiality and non-solicitation provisions.  In the event of a breach of any of these covenants, we could have terminated the Service Provider for cause (provided the breach was material).  In addition, we would have been entitled to, in addition to all other remedies at law and in equity, specific performance and could have required the Service Provider to account for any profits or other benefits received in violation thereof.

While Messrs. Crowell and Wilson and Ms. Herald do not have employment agreements with us, each of these individuals has been granted stock options under the Stock Option Plan. The Stock Option Plan provides that upon a sale of all or substantially all of the assets of the Company, or a merger, consolidation or other reorganization of the Company where the Company is not the surviving corporation (a change of control, or more specifically within the Stock Option Plan, a “corporate transaction”), acceleration of the vesting of all outstanding options under the Stock Option Plan will occur immediately before such corporate transaction.  If we determine that the accelerated vesting of the stock options under this plan is not in the best interests of the Company, then we may alternatively require the successor corporation to assume the outstanding stock options. Mr. Crowell and Ms. Herald held 87,502 and 50,002 unexercisable stock options that were issued under the Stock Option Plan as of December 31, 2010, respectively. Each stock option’s exercise price was $0.52 per share. As the closing stock price on December 31, 2010 was $0.35 per share, no value was included in the table below for the acceleration of these stock options.

Messrs. Grant, Decker and Crowell were granted restricted stock awards pursuant to the Gasco Energy, Inc. Amended and Restated 2003 Restricted Stock Plan in December of 2010 (the “Restricted Stock Plan”), and Ms. Herald and Mr. Wilson received restricted stock awards from this plan in 2007.  The restricted stock awards for Messrs. Grant, Decker and Crowell generally vest in three equal installments on the annual anniversary of the grant of the award (December 31, 2010).  The restricted stock awards held by Ms. Herald and Mr. Wilson generally vest in five equal installments on each anniversary of the grant date (September 26, 2007).  Vesting will be accelerated, however, upon a change in control (as defined above with respect to the 2010 Agreements, but whether or not the change in control was recommended by the Board of Directors will have no bearing upon whether the awards for the Service Providers will become vested), or upon the termination of the executive by the Company without cause.

Potential Payments Upon Termination or Change in Control Table with Respect to the 2010 Agreements and the Restricted Stock Agreements under the Restricted Stock Plan

The following table presents the amounts payable to the Named Executive Officers pursuant to the 2010 Agreements and the restricted stock agreements.  Amounts have not been included in the table below with respect to our Named Executive Officers pursuant to the acceleration of options granted under the Stock Option Plan due to the price of our stock on December 31, 2010. Messrs. Crowell and Wilson and Ms. Herald held stock options as of December 31, 2010 that had exercise prices greater than the price of our stock, thus there is no value to the acceleration of such options and such amounts are not included in the tables within this section. Each of the amounts in the table assumes that the applicable triggering event occurred on December 31, 2010, and that all Accrued Obligations were paid current as of the termination date. Values based upon our Common Stock were calculated using the closing price as of December 31, 2010 of $0.35.  All amounts are the cumulative payments that would be received under a termination or change in control, and are our best estimate as to the compensation that each executive would receive, although the exact amount of any individual payment would only be determinable upon an actual termination.

Name	Termination by Gasco without Cause or by Service Provider for Good Reason under 2010 Agreements (1)	Change of Control Recommended by Board of Directors under 2010 Agreements (2)	Change of Control Not Recommended by Board of Directors under 2010 Agreements (3)	Change of Control or Termination without Cause under Restricted Stock Plan (4)
W. King Grant	637,350	N/A	1,137,350	17,500
Michael K. Decker	633,075	N/A	1,133,075	17,500
Charles B. Crowell	N/A	N/A	N/A	17,500
Peggy A. Herald	N/A	N/A	N/A	1,400
Charles H. Wilson	N/A	N/A	N/A	1,400

(1)          The severance payments were calculated based on the greater of certain amounts described in greater detail above. For purposes of a termination as of December 31, 2010, the formula of payments that resulted in the greatest amount under the 2010 Agreements for each of the Service Providers was equal to the amount of that executive’s annual base salary for the remaining period of the Agreement, plus the fixed cash payment ($250,000). The amounts reflect the bonus amounts paid to each executive for the 2009 year.  As noted above, the amount does not include any amounts related to the acceleration of equity awards.

(2)          Using the “Recommended Change of Control Values Chart” above, this column shows the amounts each Service Provider would receive by using the average stock price during the 30 trading days prior to December 31, 2010.  Since this price is below the lowest price in the “Recommended Change of Control Values Chart,” the Service Providers would not receive such payments.

(3)          Amounts were calculated using the assumptions noted in Footnote 1, other than the fixed cash payment of $750,000 was used in lieu of $250,000.

(4)          With respect to the Service Providers, amounts in this column would be provided in addition to the amounts received and disclosed in the other columns of the table pursuant to the 2010 Agreements, as applicable.

Arrangements that Became Effective Following the End of Fiscal 2010

We have entered into employment agreements (collectively, the “Agreements”) with the Service Providers that terminated and replaced the 2010 Agreements, which contain provisions regarding payments to be made to such individuals upon termination of their employment, either alone or in connection with a change of control.  Like the 2010 Agreements, the Agreements comply with Section 409A of the Code. The general provisions of these Agreements are described in greater detail above in our “Compensation Discussion and Analysis.” While the severance or change of control benefits that the Named Executive Officers could have potentially received as of December 31, 2010 would not have been governed by these Agreements, we have included the following discussion due to the fact that any potential severance or change in control payments that could be paid to the Service Providers as of the date of this filing would instead be governed by these new Agreements rather than the 2010 Agreements.

For purposes of the Agreements, “cause” shall mean a determination by the Board of Directors that the Service Provider (i) has engaged in any act of dishonesty with regard to us that is intended to result in the Service Provider’s personal enrichment or any act of theft, fraud, embezzlement, misappropriation or willful breach of fiduciary duty to us, (ii) has been convicted of, pleaded no contest to or received adjudicated probation or deferred adjudication in connection with a crime involving fraud, dishonesty or moral turpitude or any felony (or a crime of similar import in a foreign jurisdiction), (iii) has intentionally failed or willfully refused (other than by reason of an impairment as defined in the Agreement) to perform the Service Provider’s duties and responsibilities to us, (iv) has engaged in gross negligence or willful misconduct in the performance of the Service Provider’s duties with respect to us, or (v) has materially breached any material provision of the Agreement or any written agreement or corporate policy or code of conduct established by us. We will give the Service Providers written notice of any conduct we have determined would result in a for cause termination.

For purposes of the Agreements, a “change of control” and a “disability” shall generally have the same meanings as in the 2010 Agreements.

Pursuant to the Agreements, the Service Providers will receive their Accrued Obligations (as defined in the 2010 Agreements) under the same conditions as they would have received them under the 2010 Agreements, payable in a lump sum on the date of termination.

The Agreements provide that if a Service Provider is terminated without “cause” by us or if he terminates his employment, at his option, because (i) we significantly diminish the Service Provider’s responsibilities, authority or duties, (ii) we materially reduce the Service Provider’s base salary, (iii) we cause the involuntary relocation of the geographic location of the Service Provider’s principal place of employment to a location that is outside of Denver, Colorado, or (iv) we act or fail to act in a way that constitutes a material breach of the Agreement (clause (i), (ii), (iii) and (iv) of this paragraph referred to as “good reason” termination events), and a Change in Control has not occurred within 12 months prior to such termination of employment we will pay the Service Provider monthly installments equal to the Severance Amount (as defined below) for the greater of the remaining months in the initial two year term or 18 months. The Severance Amount is equal to the Service Provider’s base salary immediately prior to termination of employment divided by 12, plus a monthly living stipend and a monthly travel stipend with respect to Mr. Grant.

In the event the Service Provider is employed by us at the time of a Change in Control and within one year of such Change in Control, the Service Provider’s employment is terminated (i) by us without Cause, (ii) by the Service Provider for good reason, or (iii) by our proper notice of nonrenewal, we will pay the Service Provider a lump sum equal to the Severance Amount multiplied by thirty. Additionally, non-vested stock options, restricted stock and other equity-based awards held by the Service Provider will vest immediately upon such termination of employment.

Despite any timing noted above for payments to the Service Providers pursuant to the Agreements, in the event that any payments under the Agreements could be considered “deferred compensation” pursuant to Section 409A of the Code, the portion of the amount that would be subject to this Code section will be delayed for a period of six months following the Service Provider’s termination of employment.

The Agreements contain confidentiality and non-solicitation provisions similar to those within the 2010 Agreements described above.

Potential Payments Upon Termination or Change in Control Table with
Respect to the Agreements

The following table presents the amounts payable to the Service Providers pursuant to the Agreements.  The same assumptions provided above with respect to the amounts under the 2010 Agreements were also used to calculate the numbers below. The restricted stock awards that would receive acceleration upon a change of control or a termination of employment have been disclosed in the table immediately above.

Name	Termination by Gasco Without Cause or by Service Provider for Good Reason not within 12 Months of Change in Control (1)	Termination by Gasco Without Cause or by Service Provider for Good Reason within 12 Months of Change in Control (2)
W. King Grant	542,212	673,390
Michael K. Decker	539,764	670,330

(1)          The severance payments following a termination without cause or for good reason are calculated based on the greater of certain amounts described in greater detail above.  For purposes of a termination as of December 31, 2010, the formula of payments that resulted in the greatest amount under the Agreements for each of the Service Providers utilized the amount of that executive’s annual base salary for the remaining period of the Agreement, although we have assumed the full term would be outstanding since the agreements did not become effective until February 8, 2011 and we calculated amounts here as of December 31, 2010. The cash severance payments provided to the executives above equal $524,712 for Mr. Grant and $522,264 for Mr. Decker.  Pursuant to the Agreements, the Service Providers are entitled to the accelerated vesting of certain stock options but due to our stock price on December 31, 2010, the acceleration resulted in no additional value in the table above. Amounts included with respect to the acceleration of restricted stock awards were calculated by multiplying 50,000 shares of outstanding awards by $0.35, which equals $17,500.

(2)          The severance payments following a termination without cause or for good reason that occurs within 12 months of a change in control are calculated based on the Severance Amount, as described above for Mr. Grant and Mr. Decker multiplied by thirty rather than 24.  The cash severance payments provided to the executives above equal $655,890 for Mr. Grant and $652,830 for Mr. Decker.  Pursuant to the Agreements, the Service Providers are entitled to the accelerated vesting of certain stock options but due to our stock price on December 31, 2010, the acceleration resulted in no additional value in the table above. Amounts included with respect to the acceleration of restricted stock awards were calculated by multiplying 50,000 shares of outstanding awards by $0.35, which equals $17,500.

We entered into a Consulting Agreement and Release of Claims agreement with our former President and Chief Executive Officer, Mr. Erickson, in connection with his resignation from his executive officer positions as well as his service as a director on January 27, 2010.  The Consulting Agreement governed, among other things, Mr. Erickson’s obligation to provide us with consulting and transition services for a period of nine months following his separation date.  As consideration for entering into the Consulting

Agreement, we provided Mr. Erickson with a monthly payment of $25,000 for the period of time between February and October, 2010.  Mr. Erickson received a one-time lump sum payment of $600,000 on March 26, 2010, and a one-time lump sum payment of $325,000 on March 1, 2011.  All together these payments totaled $1,150,000.  As noted above, Mr. Erickson also received his royalty interests described in the Settlement Agreement from 2004, but such conveyance was paid in accordance with Section 409A of the Code, thus did not occur until after the six month period following Mr. Erickson’s “separation from service” with us in accordance with the regulations promulgated pursuant to Section 409A of the Code.

Director Compensation

The following table sets forth the compensation paid to our non-employee directors for services rendered during the year ended December 31, 2010.  Directors who are our full-time employees receive no compensation for serving as directors.

Prior to March 1, 2010, each non-employee director received a monthly director’s fee of $2,000 plus an additional monthly fee of $500 for members of the Audit and Compensation Committees and $1,000 for the members of the Executive Committee.  The members of the Nominating Committee do not receive monthly fees for serving on this committee. Effective March 1, 2010, the director fees were increased to a monthly director fee of $3,000 plus an additional monthly fee of $1,000 for each committee on which the director served. Effective September 1, 2010, the monthly compensation paid to each director for each committee on which the director served was limited to payment for service on two committees. The directors were also entitled to receive additional compensation of $500 for each half day spent on our business in excess of five calendar days in a single month. In addition, each director was reimbursed for reasonable travel expenses incurred in connection with the director’s attendance at Board of Directors and committee meetings.

During 2010, the non-employee directors, except for Mr. Furbush who joined our Board of Directors in June 2010, were each granted 35,000 stock options on June 29, 2010 with a strike price of $0.36 per share. Mr. Furbush was granted 50,000 stock options on July 20, 2010 with a strike price of $0.34 per share. All of the options vest 16 2/3% at the end of each four month period following the grant date and expire within five years.

Non-Employee Director Compensation for the Year Ended December 31, 2010

Name	Fees Earned or Paid in Cash	Option Awards	Total
	($)	($) (1)(2)(3)	($)
Marc Bruner (4)	38,000	22,485	60,485
Richard Burgess	56,000	60,741	116,741
Dean Furbush (5)	26,000	2,468	28,468
Richard Langdon	56,000	60,741	116,741
Carmen Lotito	56,000	60,741	116,741
John Schmit	58,000	64,866	122,866

(1)          The value of the stock option awards represents the stock option awards represents the grant date fair value that was computed in accordance with ASC 718.  A discussion of the valuation assumptions used for purposes of the ASC 718 calculation is included under Note 6 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 2, 2011.

(2)          The grant date fair value of each stock option awarded to our non-employee directors is $0.36 per share for options granted on June 29, 2010 and $0.34 per share for the options granted on July 20, 2010.

(3)          There were no outstanding stock awards as of December 31, 2010.  The following table shows the aggregate number of stock option awards outstanding for each non-employee director as of December 31, 2010.

Name	Aggregate Number of Stock Option Awards Outstanding at December 31, 2010
Marc Bruner	1,310,000
Richard Burgess	453,750
Dean Furbush	50,000
Richard Langdon	503,750
Carmen Lotito	572,500
John Schmit	378,750

(4)          See “Certain Relationships and Related Party Transactions” above for a discussion of Mr. Bruner’s consulting agreement.

(5)   Mr. Furbush joined our Board of Directors in June 2010.

Risk Assessment Related to Our Compensation Structure

In making decisions regarding our compensation program design and pay levels, our Compensation Committee and senior management consider many factors, including any potential risks to us and our stockholders.

We have reviewed our compensation policies and practices for all employees, including our executive officers, and determined that, although a significant portion of our executives’ compensation is performance-based, our compensation programs are appropriately structured and are not reasonably likely to cause behaviors that would have a material adverse effect on us. Moreover, we believe that several design features of our compensation programs and policies reduce the likelihood of excessive risk-taking:

•                  Our compensation program provides what we believe is an appropriate mix of cash and equity, annual and long-term incentives, and performance metrics.

•                  Compliance and ethical behaviors are integral factors considered in all performance assessments.

•                  We set proper ethical and moral expectations through our policies and procedures and provide various mechanisms for reporting issues.

•                  We maintain an aggressive internal and external audit program, which enables us to verify that our compensation policies and practices are aligned with expectations.

We have determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Interlocks and Insider Participation

During 2010, the Compensation Committee was comprised of six directors, Messrs. Schmit, Lotito, Bruner, Langdon, Furbush and Burgess. None of these directors who served on the Compensation Committee in fiscal year 2010 has ever served as an officer or employee of Gasco or any of its subsidiaries. None of our executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on the Board or Compensation Committee. No interlocking relationships exist, or in the past fiscal year have existed, between any member of the Compensation Committee and any other company’s board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT

During the last fiscal year, and this year in preparation for the filing of the Annual Report on Form 10-K/A and our proxy statement with the SEC, the Compensation Committee:

•                                          reviewed and discussed with management the information included in the “Compensation Discussion and Analysis” above; and

•                                          based on the review and discussions referred to above, recommended to the Board that the disclosure set forth under the heading “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 and in our proxy statement to be filed with the SEC.

The Compensation Committee,

JOHN A. SCHMIT

MARC A. BRUNER

RICHARD J. BURGESS

CHARLES B. CROWELL

STEVEN (DEAN) FURBUSH

RICHARD S. LANGDON

CARMEN J. (TONY) LOTITO

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows information with respect to the beneficial ownership of our Common Stock as of April 26, 2011 by: (i) any individual, partnership or corporation that is known to us, solely by reason of our examination of Schedule 13D and 13G filings made with the SEC, to be the beneficial owner of more than 5% of each class of our shares issued and outstanding, (ii) each of our directors and Named Executive Officers (as such term is defined below) and (iii) all of our current directors and executive officers as a group.

As of April 26, 2011, we had duly authorized capital stock consisting of 605,000,000 shares of all classes of stock, of which (A) 600,000,000 shares are Common Stock, of which, (i) 127,017,415 shares were issued and outstanding, (ii) 73,700 shares were held in treasury, (iii) 10,797,143 shares were issuable upon exercise of outstanding options, (iv) 197,450 shares were reserved for issuance under our 2003 Restricted Stock Plan, (v) 100,000 and 75,280,000 shares were reserved for issuance upon conversion of our standing 5.5% Convertible Senior Notes due 2011 (the “2011 Notes”) and the 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) (including any Series C Convertible Preferred Stock (“Series C Preferred Stock”) that may be issued upon conversion of the 2015 Notes), respectively, and (vi) 31,833,340 shares were reserved for issuance upon conversion of our Series C Preferred Stock; (B) 5,000,000 shares are Preferred Stock, par value $0.001 per share (“Preferred Stock”), of which as of such date, (i) 20,000 shares were designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), of which, none were issued and (ii) 2,000,000 shares were designated as Series C Preferred Stock, of which 191,000 shares were issued and outstanding.

Unless otherwise noted, each person listed has sole voting and dispositive power over the shares indicated and the address of each stockholder is the same as our address. The number of shares beneficially owned by a person or entity includes the shares of Common Stock that are issuable upon conversion of all outstanding 2011 Notes which are convertible at any time by the holders thereof, 2015 Notes (including shares of Common Stock issuable upon conversion of the Series C Preferred Stock, which are convertible at any time by the holders thereof, issuable upon conversion of the 2015 Notes), and Series C Preferred Stock beneficially owned by such holders, which are convertible at any time by the holder thereof. The 2015 Notes and Series C Preferred Stock are subject to a conversion limitation in that a holder  may not convert all or any portion of such holder’s 2015 Notes and/or Series C Preferred Stock  into Common Stock to the extent that such holder and its affiliates would, after giving effect to such conversion, beneficially own more than 4.99% of the outstanding shares of Common Stock, which we refer to as the “Maximum Ownership Percentage,”  provided that such holder, upon not less than 61 days’ prior written notice to us, may increase the Maximum Ownership Percentage applicable to such holder (but, for the avoidance of doubt, not for any subsequent or other holder) to 9.9% of the outstanding shares of Common Stock. Since we have not received any such notice, for purposes of this table we have presumed that, with respect to each holder of 2015 Notes and the Series C Preferred Stock, upon conversion of such 2015 Notes or Series C Preferred Stock, each would own less than 4.99% of our outstanding shares of Common Stock. These shares of Common Stock issuable upon conversion of all outstanding 2011 Notes, 2015 Notes and Series C Preferred Stock are deemed outstanding for the purpose of computing the holder’s ownership percentage but are not deemed outstanding for the purposes of computing the ownership percentage of any other person or entity. The number of shares beneficially owned by a person or entity also includes shares that are subject to stock options that are exercisable within 60 days of April 26, 2011. These shares are also deemed outstanding for the purpose of computing such person’s or entity’s ownership percentage but are not deemed outstanding for the purpose of computing the ownership percentage of any other person or entity.

Name & Address of 5% or Greater Holders	Number of Shares Beneficially Owned	Percent of Class
AQR Capital Management, LLC (1) Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	6,155,000	5.0%
Directors and Named Executive Officers
W. King Grant (2)	1,540,371	1.2%
Michael K. Decker (2)	1,033,510	*
Peggy A. Herald (2)	606,243	*
Charles H. Wilson (2)(3)	652,292	*
Camille Gerard (2)	197,919	*
Marc A. Bruner (2)(4)	1,669,601	1.3%
Richard J. Burgess (2)(5)	485,915	*
Charles B. Crowell (2)	1,022,674	*
Steven D. (Dean) Furbush (2)	41,666	*
Richard S. Langdon (2)	466,271	*
Carmen J. (Tony) Lotito (2)	471,665	*
John A. Schmit (2)	401,249	*

All Directors and Executive Officers as a group (12 persons) (2)(3)(4)(5)	8,589,376	6.4%

* Represents ownership of less than 1% of our outstanding Common Stock.

(1)          According to a Schedule 13G/A filed by AQR Capital Management, LLC (“AQR”) on February 2, 2011, AQR exercises voting and dispositive power over the securities comprised of 6,155,000 shares of Common Stock issuable upon conversion of 2015 Convertible Notes. Subsequent to the filing of AQR’s Schedule 13G/A, our outstanding common stock increased due to the conversion of a portion of our Series C Convertible Preferred Stock and as a result as of April 26, 2011, we believe that the AQR’s holdings represent 4.6% percent of our Common Stock.

(2)          The following number of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 26, 2011 are included in the amounts shown: Mr. Grant, 1,099,915 shares; Mr. Decker, 860,749 shares; Ms. Herald, 586,068 shares; Mr. Wilson, 390,238 shares; Ms. Gerard, 169,998 shares; Mr. Bruner, 1,271,664 shares; Mr. Burgess, 352,915 shares; Mr. Crowell, 794,582 shares; Mr. Furbush, 16,666 shares; Mr. Langdon, 465,414 shares; Mr. Lotito, 471,665 shares; and Mr. Schmit, 336,249 shares.

(3)          The Common Stock held by Mr. Wilson includes 4,169 shares of Common Stock that is held by his son.

(4)          The Common Stock held by Mr. Bruner includes 8,707 shares of Common Stock that is held by Resource Venture Management, a company owned by Mr. Bruner.

(5)          The Common Stock held by Mr. Burgess includes 80,000 shares of Common Stock held in a trust for Mr. Burgess’ wife, of which he is the trustee.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column)
Equity compensation plans approved by security holders
1998 Stock Option Plan	8,717,733	(1)	1.80		—
2003 Restricted Stock Plan	—		N/A		197,450
Equity compensation plans not approved by security holders	3,972,000		1.24		—	(2)
Total	12,881,033		1.63	(3)	197,450

(1)          Shares issued under the 1999 Stock Option Plan vest at varying schedule within one to five years of the grant date, provided in each case the holder remains employed by us. These shares do not include the shares of Common Stock underlying options granted on and after December 15, 2009, which shares will be issued pursuant to our 2011 Long-Term Incentive Plan to the extent approved by our stockholders as described below.

(2)          The equity compensation plan not approved by stockholders is comprised of individual Common Stock option agreements issued to our directors, consultants and employees as summarized below. The Common Stock options vest between zero and two years of the date of issue and expire during the period from 2012 through 2020.  The exercise prices of these options range from $0.28 per share to $3.00 per share.  Since these options were issued pursuant to individual compensation arrangements, there are no options available under any plan for future issuance.  The material terms of these options are as follows:

Options Issued to:	Number of Options	Exercise Price	Vesting Dates	Expiration Dates
Employees	2,672,000	$0.28 - $3.00	2001 — 2012	2011 — 2020
Consultants	50,000	$1.80	2001	2011
Directors	1,250,000	$2.00	2001	2011
Total Issued	3,972,000

(3)          Weighted average exercise price of options to purchase a total of 12,689,733 shares of Common Stock.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

Our Corporate Code of Business Conduct and Ethics discourages all conflicts of interest and addresses our policies and procedures for dealing with transactions involving affiliates. The conflict of interest provisions included in the Corporate Code of Business Conduct and Ethics include restrictions on related person transactions.

We obtain full Board approval, excluding any interested director or executive officer, of any transaction involving a director, executive officer or other affiliate of Gasco or where a conflict of interest could exist. A complete description of the transaction, including the services or products to be provided, the financial components related to the services or products, the nature of the relationship with the person or entity involved in the transaction, and any other contractual obligations related to the transaction, are presented to the Board for its review. If deemed appropriate, the Board will then indicate its approval of the transaction with a written resolution.

As required under the SEC’s rules, transactions that are determined to be directly or indirectly material to us or a related person are filed with the SEC when required, and disclosed in our proxy statements for each annual meeting of stockholders.

Marc A. Bruner Strategic Consulting Agreement and Settlement Agreement

We entered into a Strategic Consulting Agreement with Mr. Bruner, effective January 2, 2003, that terminates on January 31, 2012 (the “Bruner Consulting Agreement”). After January 31, 2012,the Bruner Consulting Agreement is automatically extended each year for an additional one year-term from the next anniversary date unless we notify Mr. Bruner in writing at least 120 days prior to the next anniversary date that we will not be renewing the agreement. Effective January 1, 2007, Mr. Bruner agreed to reduce his annual consulting fee to the amount he earns as a director and to waive his right to receive his annual bonus. We paid Mr. Bruner total fees of $38,000, $49,500 and $48,000 during the years ended December 31, 2010, 2009 and 2008, respectively, for his services as a director and pursuant to the Bruner Consulting Agreement. These fees were paid either directly to Mr. Bruner or to a company owned by Mr. Bruner pursuant to the Bruner Consulting Agreement described above. There is no agreement or understanding with him to recover any of this compensation in the future.

The Bruner Consulting Agreement provides for 187,500 shares of Common Stock to be awarded to Mr. Bruner from a restricted stock plan in exchange for his surrender of vested options to purchase 150,000 shares of Common Stock at $3.15 per share, 50,000 shares of Common Stock at $3.00 per share and 925,000 shares of Common Stock at $2.00 per share. Mr. Bruner also has the right to receive 25% of all option grants made by us each calendar year during the term of the agreement, a right that he waived with respect to all option grants during 2010, 2009 and 2008. In addition, the Bruner Consulting Agreement provides that, each year, we and Mr. Bruner shall mutually agree on a performance-based bonus plan for Mr. Bruner. The Bruner Consulting Agreement also contains non-compete provisions in the event of the termination of the agreement.

Mr. Bruner’s Consulting Agreement also provides for certain payments in the event that the agreement is terminated for any reason other than his voluntary termination, death, disability or termination for cause.  In the event that Mr. Bruner’s agreement is terminated by us without cause or due to certain change of control events, Mr. Bruner is entitled to receive an amount equal to his annual fee for the remaining term of the agreement, plus an additional cash payment of $500,000. If the termination occurs at a time when the average closing price for our Common Stock for the 30 trading days prior to termination is between $1.50 per share and $1.99 per share, the additional cash payment will increase to $1,000,000. This payment will be further increased as such average closing price increases, up to a maximum of $3,500,000 if such average closing price is greater than $3.50 per share. If the termination is due to a change of control of Gasco, the additional cash payment will be based on the consideration per share paid to our stockholders in connection with the change of control instead of the market price of our Common Stock. For further details and amounts related to this agreement, please see the section titled “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change in Control” below.

In addition to the Bruner Consulting Agreement, we entered into a Termination and Settlement Agreement with Mr. Bruner and Mark A. Erickson (the “Settlement Agreement”) effective as of December 23, 2004. Pursuant to the Settlement Agreement, Mr. Bruner transferred to us, for no consideration, his right, title, and interest in any working, royalty, overriding royalty, mineral or other interests located in the states of Utah and Wyoming that he received pursuant to a distribution agreement previously entered into between Gasco, Mr. Bruner and Mr. Erickson.  For Mr. Bruner, these interests range between 0.06% and 0.6% of our working interest in certain of the Utah and Wyoming properties. Under the Settlement Agreement, we agreed to convey overriding royalty interests to Mr. Bruner in the event that (i) Gasco sells all or substantially all of its interest in any properties subject to the transferred interests, (ii) certain change of control events occur (as defined in the Settlement Agreement), or (iii) upon the termination of the Bruner Consulting Agreement.  As an example of the value of this Settlement Agreement, assuming a termination of the Bruner Consulting Agreement or a change of control occurring on December 31, 2010, the present value of the future cash flows from the overriding royalty interests for Mr. Bruner, discounted at 10%, would be $230,611.  This value was determined based on the reserve value of the royalty interests as of December 31, 2010. The reserve report prepared for the valuation of this interest used oil and gas prices of $64.97 per barrel of oil and $3.62 per thousand cubic feet of natural gas. For further details and amounts related to this agreement, please see the section titled “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change in Control” below.

Mark A. Erickson Consulting Settlement Agreement and Settlement Agreement

Following Mr. Erickson’s resignation as an executive officer and director positions in January 2010, we entered into a Consulting Agreement and Release of Claims agreement with Mr. Erickson on January 27, 2010 (the “Erickson Consulting Agreement”). The Erickson Consulting Agreement governed his severance payments, his obligation to provide us with consulting and transition services over the nine month period following his resignation, and his release of us of all claims relating to his employment with us. As consideration for entering into the Erickson Consulting Agreement, we provided Mr. Erickson with a monthly payment of $25,000 for the period of February 2010 through October 2010.  Mr. Erickson also received a one-time lump sum payment of $600,000 on March 26, 2010, and a one-time lump sum payment of $325,000 on March 1, 2011.  All together the foregoing payments equaled $1,150,000. As discussed below, Mr. Erickson also began receiving his monthly royalty interest payments pursuant to the 2004 Settlement Agreement. Such conveyance was required to be paid in accordance with Section 409A of the Code, and thus did not occur until after the six month period following Mr. Erickson’s “separation from service” with us in accordance with the regulations promulgated pursuant to Section 409A of the Code.

The restrictive covenants regarding confidentiality and non-solicitation that existed within Mr. Erickson’s original employment agreement were not altered by the Erickson Consulting Agreement. Mr. Erickson also agreed to cooperate with and assist us in any defense of claims or litigation brought against us at our request.  The Erickson Consulting Agreement also governed Mr. Erickson’s release of claims against us, all of our affiliates, directors, officers, employees or employee benefits plans, regarding his employment relationship with us, which covered all claims and damages that could arise as a result of his employment relationship, his employment agreement and his resignation of employment with us.

As referenced above, we previously entered into that certain Settlement Agreement with Mr. Erickson and Mr. Bruner effective as of December 23, 2004. The Settlement Agreement governed the agreement between us and both Mr. Erickson and Mr. Bruner.  The provisions applicable to Mr. Bruner are discussed separately above. Pursuant to the Settlement Agreement, Mr. Erickson transferred to us, for no consideration, his right, title, and interest in any working, royalty, overriding royalty, mineral or other interests located in the states of Utah and Wyoming that he received pursuant to a distribution agreement previously entered into between Gasco, Mr. Bruner and Mr. Erickson.  For Mr. Erickson, these interests ranged between 0.06% and 0.6% of our working interest in certain of our Utah and Wyoming properties.

In connection with Mr. Erickson’s resignation from Gasco in January 2010, discussed above, Gasco conveyed these overriding royalty interests to Mr. Erickson during February 2010.

Director Independence

The Board has determined that each of the directors, other than W. King Grant, is currently independent within the meaning of the NYSE Amex listing standards and the rules and regulations of the SEC.  There are no family relationships among any of our directors or executive officers.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees Summary

Audit fees relate to the quarterly reviews, financial statement and internal control audit, and all other services provided in connection with the statutory and regulatory filings during for fiscal years ended December 31, 2010 and 2009.

The following table summarizes the fees paid to KPMG LLP, which firm has served as our independent registered public accounting firm since September, 2008, for audit services provided during the periods presented.

	For the Year Ended December 31,
	2010	2009

Audit Fees	$396,500	$350,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$396,500	$350,000

The Audit Committee pre-approves all of the fees associated with our audit and tax engagements. If additional non-audit services are identified during the course of the year, these services are presented to the Audit Committee for pre-approval. All fees incurred during the years ended December 31, 2010 and 2009 were approved by the full Audit Committee. The Audit Committee and the Board considered the services listed above to be compatible with maintaining the auditors’ independence.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed or furnished (as indicated) as part of this Form 10-K/A. Where so noted, exhibits that were previously filed are incorporated herein by reference.

(a)                                             List of Documents Filed.

1. Financial Statements. The financial statements filed as part of the Original 10-K Filing are set forth beginning on Page F-1 of the Original 10-K Filing.

2. Financial Statement Schedules.  Financial statement schedules were not filed as part of the Original 10-K Filing or as part of this Amendment since they are either not required, not applicable, or the information is otherwise included

3. Exhibits.  Please see subparagraph (b) below regarding those exhibits filed as part of the Original 10-K Filing and this Amendment, as required by Item 601 of Regulation S-K.

(b)               Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits filed or furnished, as indicated, as part of the Original 10-K Filing and this Amendment. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).
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

4.2

Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

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

#10.29

Termination and Settlement Agreement dated December 23, 2004, between Gasco Energy, Inc., Marc A. Bruner, and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 23, 2004, filed on January 28, 2005, File No. 001-32369).

23.1

Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 2, 2011, File No. 001-32369).

23.2	Consent of KPMG (incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 2, 2011, File No. 001-32369).
*24.1	Power of Attorney (included on the signatures pages hereto).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
**32.1	Section 1350 Certification of Principal Executive Officer
**32.2	Section 1350 Certification of Principal Financial Officer
99.1

Report of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists. (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 2, 2011, File No. 001-32369).

*	Filed herewith.
**	Furnished herewith.
#	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.		Dated: April 28, 2011

By:	/s/ W. King Grant
W. King Grant
President, Chief Executive Officer and Director

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

Signature	Title	Date

/s/ Charles B. Crowell	Director	April 28, 2011
Charles B. Crowell

Director
Marc A. Bruner

Director
Carmen (“Tony”) Lotito

/s/ Richard S. Langdon	Director	April 28, 2011
Richard S. Langdon

/s/ R. J. Burgess	Director	April 28, 2011
R.J. Burgess

/s/ John A. Schmit	Director	April 28, 2011
John A. Schmit

/s/ Steven D. (Dean) Furbush	Director	April 28, 2011
Steven D. (Dean) Furbush

/s/ Peggy A. Herald	Vice President and Chief Accounting Officer	April 28, 2011
Peggy A. Herald	(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).
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

4.2

Form of Global Note representing $65 million principal amount of 5.5% Convertible Senior Notes due 2011 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2004, File No. 000-26321).

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

#10.29

Termination and Settlement Agreement dated December 23, 2004, between Gasco Energy, Inc., Marc A. Bruner, and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 23, 2004, filed on January 28, 2005, File No. 001-32369).

23.1

Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 2, 2011, File No. 001-32369).

23.2	Consent of KPMG (incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 2, 2011, File No. 001-32369).
*24.1	Power of Attorney (included on the signatures pages hereto).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
**32.1	Section 1350 Certification of Principal Executive Officer
**32.2	Section 1350 Certification of Principal Financial Officer
99.1

Report of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists. (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 2, 2011, File No. 001-32369).

*	Filed herewith.
**	Furnished herewith.
#	Management contracts and compensatory plans or arrangements.