Form 10-Q
period 2011-06-30
GASCO ENERGY INC
filed 2011-08-09
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Number of common shares outstanding as of August 9, 2011: 168,013,515

Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Quarterly Report”) for a discussion of factors which could affect the outcome of forward-looking statements used in this Quarterly Report.

ITEM I — FINANCIAL STATEMENTS

PART 1 — FINANCIAL INFORMATION

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,125,371	$1,994,542
Accounts receivable
Joint interest billings	1,445,621	1,296,719
Revenue	2,333,225	2,423,114
Inventory	1,806,960	1,773,079
Derivative instruments	—	193,959
Prepaid expenses	73,761	121,637
Total	11,784,938	7,803,050

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	265,613,614	263,104,555
Unproved properties	36,659,642	35,941,100
Facilities and equipment	1,060,220	1,120,134
Furniture, fixtures and other	183,052	240,659
Total	303,516,528	300,406,448
Less accumulated depletion, depreciation, amortization and impairment	(232,432,433)	(230,701,994)
Total	71,084,095	69,704,454

OTHER ASSETS
Deposit	639,500	639,500
Derivative instruments	19,643	—
Note receivable	500,000	500,000
Deferred financing costs	1,275,910	1,363,425
Total	2,435,053	2,502,925

TOTAL ASSETS	$85,304,086	$80,010,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$765,661	$2,111,192
Revenue payable	3,897,035	2,598,693
Advances from joint interest owners	132,166	1,164,414
Current portion of long-term debt	8,544,969	—
5.5% Convertible Senior Notes due 2011	400,000	400,000
Accrued interest	591,751	591,751
Derivative instruments	25,193	—
Accrued expenses	611,525	1,191,000
Total	14,968,300	8,057,050

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $24,242,242 as of June 30, 2011 and $25,682,482 as of December 31, 2010	20,925,758	19,485,516
Long-term debt	—	6,544,969
Deferred income from sale of assets	2,766,855	2,868,081
Asset retirement obligation	1,171,209	1,119,561
Derivative instruments	1,687,500	—
Total	26,551,322	30,018,127

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 191,000 shares outstanding as of June 30, 2011 and 225,600 shares outstanding as of December 31, 2010	191	226
Common stock - $.0001 par value; 600,000,000 shares authorized; 152,013,515 shares issued and 151,939,815 outstanding as of June 30, 2011 and 121,255,748 shares issued and 121,182,048 outstanding as of December 31, 2010	15,201	12,126
Additional paid-in capital	260,735,795	257,327,315
Accumulated deficit	(216,836,428)	(215,274,120)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	43,784,464	41,935,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,304,086	$80,010,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2011	2010

REVENUES
Gas	$4,609,574	$4,234,472
Oil	1,145,897	710,419
Total	5,755,471	4,944,891

OPERATING EXPENSES
Lease operating	1,707,734	1,529,152
Transportation and processing	901,384	884,953
Depletion, depreciation, amortization and accretion	985,744	1,070,229
Gain on sale of assets, net	—	(49,754)
General and administrative	945,342	831,740
Total	4,540,204	4,266,320

OPERATING INCOME	1,215,267	678,571

OTHER (EXPENSE) INCOME
Interest expense	(1,551,875)	(1,058,407)
Derivative gains (losses)	309,283	(56,425)
Gain on extinguishment of debt	—	15,758,011
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	6,881	7,443
Total	(1,185,098)	14,701,235

NET INCOME	$30,169	$15,379,806

NET INCOME PER COMMON SHARE —
BASIC	$0.00	$0.14
DILUTED	$0.00	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2011	2010

REVENUES
Gas	$8,312,605	$9,360,372
Oil	1,711,971	1,370,112
Gathering	—	595,942
Total	10,024,576	11,326,426

OPERATING EXPENSES
Lease operating	3,049,166	2,471,340
Gathering operations	—	375,848
Transportation and processing	1,703,099	1,124,208
Depletion, depreciation, amortization and accretion	1,835,568	1,946,828
Gain on sale of assets, net	—	(45,111)
General and administrative	2,071,505	3,917,823
Total	8,659,338	9,790,936

OPERATING INCOME	1,365,238	1,535,490

OTHER INCOME (EXPENSE)
Interest expense	(3,415,770)	(2,409,569)
Derivative gains	373,236	3,288,060
Gain on extinguishment of debt	—	15,758,011
Amortization of deferred income from sale of assets	101,226	67,484
Interest income	13,762	22,578
Total	(2,927,546)	16,726,564

NET (LOSS) INCOME	$(1,562,308)	$18,262,054

NET (LOSS) INCOME PER COMMON SHARE —
BASIC	$(0.01)	$0.17
DILUTED	$(0.01)	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,562,308)	$18,262,054
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	1,835,568	1,946,828
Stock-based compensation	176,178	874,844
Gain on extinguishment of debt	—	(15,758,011)
Change in fair value of derivative instruments	36,384	(3,039,577)
Amortization of debt discount, deferred expenses and other	1,491,531	161,157
Changes in operating assets and liabilities:
Accounts receivable	(59,013)	578,146
Inventory	(33,881)	(150,210)
Prepaid expenses	47,876	217,237
Accounts payable	(691,520)	497,738
Revenue payable	1,298,342	148,407
Accrued interest	—	(788,723)
Accrued expenses	(615,442)	(183,106)
Net cash provided by operating activities	1,923,715	2,766,784

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(892)	(16,683)
Cash paid for acquisitions, development and exploration	(3,817,400)	(4,017,346)
Proceeds from sale of assets	—	24,259,000
Increase (decrease) in advances from joint interest owners	(1,032,248)	1,992,617
Net cash (used in) provided by investing activities	(4,850,540)	22,217,588

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	6,000,000	—
Borrowings under line of credit	2,000,000	—
Repayment of borrowings	—	(29,000,000)
Cash paid for stock offerings and debt issuance costs	(942,346)	(1,952,025)
Payment of deposit	—	(500,000)
Net cash provided by (used in) financing activities	7,057,654	(31,452,025)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,130,829	(6,467,653)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,994,542	10,577,340
END OF PERIOD	$6,125,371	$4,109,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 — Significant Accounting Policies, included in the Company’s 2010 10-K.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant intercompany transactions have been eliminated.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Gasco and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $26,594 and $75,167 of internal costs during the three and six months ended June 30, 2011, respectively, and $29,053 during each of the three and six months ended June 30, 2010. Additionally, the Company capitalized stock compensation expense related to its drilling consultants as further described in Note 7 — Stock-Based Compensation herein. Costs associated with production and general corporate activities are expensed in the period incurred. During April 2010, the Company began charging a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from the marketing activities of $28,341 and $66,335 was recorded as a credit to proved properties during the three and six months ended June 30, 2011, respectively, and $56,236 during each of the three and six months ended June 30, 2010. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $36,659,642 as of June 30, 2011 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average, first-day-of—the-month oil and gas price during the 12-month period ended June 30, 2011 for the 12-month period ended June 30, 2011 to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Facilities and Equipment

The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits were depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits were charged to wells operated by Gasco and therefore, the net income attributable to the outside working interest owners from the evaporation pits of $106,433 was recorded as an adjustment to proved properties during the six months ended June 30, 2010. These evaporative facilities were sold during February 2010. See Note 4 — Asset Sales herein.

The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years for the equipment and twenty-five years for the evaporative facilities, which were sold in February 2010. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net income (expense) attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $(15,310) and $(48,475) during the three and six months ended June 30, 2011, respectively; and $22,200 and $(4,110) during the three and six months ended June 30, 2010, respectively. See Note 4 — Asset Sales herein.

Commodity Derivatives

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

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance beginning of period	$1,145,092	$1,080,514	$1,119,561	$1,260,965
Liabilities incurred	—	—	—	2,100
Property dispositions	—	(34,678)	—	(242,981)
Accretion expense	26,117	24,366	51,648	50,118
Balance end of period	$1,171,209	$1,070,202	$1,171,209	$1,070,202

Off Balance Sheet Arrangements

From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2011, the off-balance sheet arrangements and transactions that the Company had entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income per share of common stock includes both the vested and unvested shares of restricted stock. Diluted net income or loss per common share of stock is computed by dividing adjusted net income by the diluted weighted-average common shares outstanding.  Potentially dilutive securities for the diluted earnings per share calculation consist of (i) unvested shares of restricted common stock, (ii) in-the-money outstanding options and warrants to purchase shares of common stock, (iii) outstanding Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of common stock, (iv) the Company’s outstanding 5.5% Convertible Senior Notes due 2015 Notes (the “2015 Notes”), which are convertible into shares of Preferred Stock and common stock, and (v) the Company’s 5.5% Convertible Senior Notes due 2011 (the “2011 Notes” and together with the 2015 Notes, the “Convertible Senior Notes”), which are convertible into shares of the Company’s common stock.

The treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period), is used to measure the dilutive impact of stock options, shares of restricted common stock , warrants and shares into which the Convertible Senior Notes and Preferred Stock are convertible.

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. The table below sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Basic Net Income (Loss) Per Common Share
Numerator:
Basic net income (loss)	$30,169	$15,379,806	$(1,562,308)	$18,262,054
Net earnings allocated to participating securities	5,977	—	—	—
Net income (loss) attributed to common stockholders	$24,192	$15,379,806	$(1,562,308)	$18,262,054

Denominator:
Weighted-average common shares outstanding	128,845,127	107,607,262	128,030,779	107,608,993

Basic net income (loss) per share	$0.00	$0.14	$(0.01)	$0.17

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Diluted Net Income (Loss) Per Common Share
Numerator:
Basic net income (loss)	$30,169	$15,379,806	$(1,562,308)	$18,262,054
Net earnings allocated to participating securities	5,977	—	—	—
Effect of dilutive securities:
Add: interest on convertible senior notes	—	891,301	—	1,772,808
Diluted net income (loss) attributed to common stockholders	$24,192	$16,271,107	$(1,562,308)	$20,034,862

Denominator:
Basic weighted average common shares outstanding	128,845,127	107,607,262	128,030,779	107,608,993
Effect of dilutive securities:
Unvested restricted stock	—	—	—	—
Options to purchase common stock	—	—	—	—
Shares issuable upon conversion of Convertible Senior Notes	—	16,599,341	—	16,425,636
Diluted weighted average common shares outstanding	128,845,127	124,206,603	128,030,779	124,034,629

Diluted net income (loss) per share	$0.00	$0.13	$(0.01)	$0.16

The following shares were excluded from the computation of diluted earnings (loss) per common share as they did not have a dilutive effect.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Shares related to:
Convertible notes	75,380,000	—	75,380,000	—
Preferred stock	—	—	31,833,340	—
Common stock options	10,579,293	11,789,857	10,579,293	11,727,349
Warrants	18,750,000	—	18,750,000	—
Unvested restricted stock	169,600	100,200	169,600	100,200

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

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net income for the periods presented.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, the Company adopted ASC guidance that requires enhanced disclosure detail in the level 3 reconciliation for fair value measurements. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 9 — Fair Value Measurement herein for further details regarding the Company’s assets and liabilities measured at fair value.

NOTE 3 — STOCK OFFERINGS

On June 15, 2011, the Company closed its public offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were $5,122,654 million, after deducting the underwriting discounts, commissions and other offering expenses of $877,346.

On August 3, 2011, the Company closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering are expected to be approximately $3.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

The Warrants are exercisable for a term of sixty-months, beginning at issuance, at an initial exercise price of $0.35 per share, however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If the Company makes a distribution of its assets to all of its stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrant), at the election of a holder of a Warrant, the Company may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  As a result, the Warrants are accounted for as a liability on the Company’s consolidated balance sheet with changes in their fair value reported in earnings. Subject to certain exceptions, if the average of the daily volume weighted average price of a share of common stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrant) are satisfied, then the Company may, subject to certain conditions, require the holders of the Warrants to exercise.

The Company intends to use the net proceeds from both of these Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment or refinancing of indebtedness or general corporate purposes.

NOTE 4 — ASSET SALES

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

Pursuant to the Purchase Agreement and simultaneous with Closing, Gasco entered into the following contracts with Monarch: (i) a transition services agreement pursuant to which the Company agreed to provide certain services relating to the operation of the acquired assets to Monarch for a six-month term commencing at Closing; (ii) a gas gathering agreement pursuant to which the Company agreed to dedicate its natural gas production from all of its Utah acreage for a minimum fifteen-year period and Monarch agreed to provide gathering, compression and processing services to the Company utilizing the gathering system; and (iii) a salt water disposal services agreement pursuant to which Monarch agreed that the Company may deliver salt water produced by its operations to the evaporative facilities for a minimum fifteen-year period.

The Company recorded deferred income of approximately $3 million on the Asset Sale which will be amortized over the fifteen-year terms of the gas gathering agreement and salt water disposal services agreement.

The following unaudited pro forma information is presented as if the Asset Sale had an effective date of January 1, 2010.

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010

Revenue as reported	$4,944,891	$11,326,426
Less: revenue from the Asset Sale	—	595,942
Pro forma revenue	$4,944,891	$10,730,484

Net income as reported	$15,379,806	$18,262,054
Less: operating loss resulting from the Assets Sale	—	(698,974)
Pro forma net income	$15,379,806	$17,563,080

Net income per share — basic as reported	$0.14	$0.17
Less net (loss) income per share - from the Asset Sale	0.00	0.00
Pro forma net income per share — basic	$0.14	$0.17

Net income per share — diluted as reported	$0.13	$0.16
Less net (loss) income per share - from the Asset Sale	0.00	0.00
Pro forma net income per share — diluted	$0.13	$0.16

NOTE 5 - CONVERTIBLE SENIOR NOTES

As of June 30, 2011, the Company had $400,000 aggregate principal amount of 2011 Notes and $45,168,000 aggregate principal amount of 2015 Notes outstanding.

2011 Notes

The 2011 Notes are governed by an indenture, dated as of October 20, 2004, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “2011 Indenture”). The 2011 Notes were issued on October 20, 2004 and have a maturity date of October 5, 2011.

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

2015 Notes

The 2015 Notes are governed by an indenture, dated as of June 25, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “2015 Indenture”). The 2015 Notes were issued on June 25, 2010 (the “Issue Date”) pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(2) and Regulation D thereunder. The 2015 Notes have a maturity date of October 5, 2015.

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

NOTE 6 — DERIVATIVES

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. As of June 30, 2011, natural gas derivative instruments consisted of one swap agreement for natural gas production through December 31, 2011 and one collar agreement for production from January 1, 2012 through December 31, 2012. As of December 31, 2010, natural gas derivative instruments consisted of two swap agreements for the gas production through March 2011. These natural gas derivative instruments allow the Company to predict with greater certainty the effective natural gas prices to be realized for its production. The Company’s derivative contracts are described below:

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

On June 15, 2011, the Company issued the June Warrants to purchase 18,750,000 shares of common stock with an initial exercise price of $0.35 per share (subject to adjustment) and sixty-month term, as further described in Note 3 — Stock Offerings, herein. The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments.

The following table details the fair value of the derivatives recorded in the consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	June 30, 2011	December 31, 2010

Natural gas derivative contracts	Current assets	$—	$193,959
Natural gas derivative contracts	Noncurrent assets	19,643	—
Natural gas derivative contracts	Current liabilities	25,193	—
Warrant derivative	Noncurrent liabilities	1,687,500	—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Realized gains on commodity instruments	$3,620	$561,028	$409,620	$248,483
Change in fair value of commodity instruments	142,538	(617,453)	(199,509)	3,039,577
Change in fair value of warrant derivative	163,125	—	163,125	—

Total realized and unrealized gains (losses) recorded	$309,283	$(56,425)	$373,236	$3,288,060

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains and losses.

The Company’s swap agreement as of June 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty payer	Floating Price (a) Gasco payer
Swap	7/11 — 12/11	2,000 MMBtu/day	$4.00/MMBtu	NW Rockies

(a)          Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

The Company’s costless collar agreement as of June 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	1/12 — 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)           Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

NOTE 7 — STOCK-BASED COMPENSATION

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

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. During the three and six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Employee compensation	$7,866	$332,272	$176,898	$878,401
Consultant compensation (reduction in compensation)	(3,176)	1,056	(1,440)	(4,927)
Total stock-based compensation	4,690	333,328	175,458	873,474
Less: consultant compensation expense (reduction in expense) capitalized as proved property	(1,588)	(490)	(720)	1,370
Stock-based compensation expense	$6,278	$332,838	$176,178	$874,844

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2011 through June 30, 2011:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	12,689,733	$1.63
Granted	—	—
Exercised	—	—
Forfeited	(70,280)	$1.35
Cancelled	(2,040,160)	$1.43
Outstanding at June 30, 2011	10,579,293	$1.67
Exercisable at June 30, 2011	9,362,550	$1.81

During the year ended December 31, 2010, the Company granted 1,371,000 options to purchase 50,000, 175,000, 646,000 and 500,000 shares of common stock with exercise prices of $0.34, $0.35, $0.36 and $0.37 per share, respectively. These options have a one- or two-year vesting period and expire within five years of the grant date. These options were granted contingent on stockholder approval of a new stock option plan, which was approved at the Company’s annual meeting of stockholders during July 2011. Therefore these options were accounted for as liability awards until stockholder approval was obtained. A share-based compensation liability of $68,019 is included in current accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2011.

The following table summarizes information related to the outstanding and vested options as of June 30, 2011:

	Outstanding Options	Vested Options
Number of shares	10,579,293	9,362,550
Weighted Average Remaining Contractual Life	2.99 years	2.82 years
Weighted Average Exercise Price	$1.67	$1.81
Aggregate intrinsic value	—	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the amount by which the fair value of the Company’s stock at June 30, 2011 of $0.22 exceeds the exercise price of certain outstanding options.

The Company settles employee stock option exercises with newly issued common shares.

As of June 30, 2011, there is $237,759 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 1.5 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2011 through June 30, 2011:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	191,300	$0.70
Granted	—	—
Vested	(12,800)	$2.87
Forfeited	(8,900)	$1.75
Outstanding at June 30, 2011	169,600	$0.49

As of June 30, 2011, there is $73,825 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2.5 years.

NOTE 8 — CREDIT FACILITY

The Company’s $250 million revolving credit facility (“Credit Facility”) is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. In May 2011, the Company completed its semi-annual re-determination of its borrowing base under the Credit Facility, and as a result, effective May 9, 2011, the borrowing base was decreased from $16 million to $15 million. As of June 30, 2011, there were loans in the amount of $8,544,969 and letters of credit in the amount of $25,195 outstanding under the Credit Facility. As of August 9, 2011, the unused borrowing base is approximately $6.4 million.

Borrowings made under the Credit Facility are secured by a pledge of the capital stock of certain of the Company’s subsidiaries and mortgages on substantially all of the Company’s oil and gas properties. Interest on borrowings is payable monthly and principal is due at maturity on March 26, 2012.

Interest on borrowings under the Credit Facility accrues at variable interest rates at either a Eurodollar rate or an alternate base rate (“ABR”). The Eurodollar rate is calculated as LIBOR plus an applicable margin that, as amended, varies from 2.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 3.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The ABR, as amended, is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBOR for a one month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Facility. However, under certain circumstances, the Lenders may require the Company to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans. The interest rate on our Credit Facility is 5.1% as of June 30, 2011.

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

As of June 30 2011, the Company’s current and senior debt to EBITDAX ratios are 3.0:1.0 and 1.4:1.0, respectively, and the Company is in compliance with each of the covenants contained in the Credit Facility.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets:	$—	$19,643	$—	$19,643
Commodity derivatives
Liabilities:
Commodity derivatives	$—	$25,193	$—	$25,193
Warrant derivatives	$—	$—	$1,687,500	$1,687,500

December 31, 2010
Assets:
Commodity derivatives	$—	$193,959	$—	$193,959

As of June 30, 2011, the Company’s commodity derivative financial instruments are comprised of one natural gas swap agreement and one costless collar agreement. The fair values of the swap and collar agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are, therefore, considered level 2 in the fair value hierarchy. The Company determines the fair value of these contracts under the income valuation technique using a discounted cash flows model for the swap and option pricing model for the collar. The valuation models require a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty in all of the Company’s commodity derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 8 — Credit Facility herein.

As of June 30, 2011, the Company’s warrant derivative financial instrument is comprised of the June Warrants issued by the Company to purchase 18,750,000 shares of common stock at an initial exercise price of $0.35 per share (subject to adjustment) within sixty-months from issuance, as further described in Note 3 — Stock Offerings, herein. The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. The Warrants are valued using a binomial-lattice-based valuation model. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility.

A summary of the June Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Remaining Contractual Life
Warrants outstanding as of 12/31/10	—	—	—
Warrants issued	18,750,000	$0.35	60 months
Warrants outstanding as of 6/30/11	18,750,000	$0.35	59.5 months

The significant assumptions used in the valuation of the warrant derivative liability are as follows:

Exercise price	$0.35 per share
Volatility	60%
Term of Warrants	60 months
Risk-free interest rate	0.24%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

Warrant Derivative
Balance as of January 1, 2011	$—
Total gains (realized or unrealized):
Included in earnings	163,125
Included in other comprehensive income	—
Issuances	(1,850,625)
Settlements	—
Transfers in and out of level 3	—

Balance as of June 30, 2011	$(1,687,500)

Change in unrealized gains included in earnings relating to instruments still held as of June 30, 2011	$163,125

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, 2011 Notes, 2015 Notes and long-term debt. With the exception of the note receivable and 2015 Notes, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The carrying amount of the Company’s note receivable approximates fair value based on current interest rates for similar instruments. The estimated fair value of the 2015 Notes of $27,380,408 and $31,766,000 as of June 30, 2011 and December 31, 2010, respectively, was determined using a discounted cash flow and option pricing model.

NOTE 10 - STATEMENTS OF CASH FLOWS

During the six months ended June 30, 2011, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Stock-based compensation reduction in expense of $720 capitalized as proved property.

•      Conversion of 34,600 shares of Preferred Stock into 5,766,667 shares of common stock.

•                  Additions to oil and gas properties included in accounts payable of $654,011.

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

•                  Recognition of deferred income of $3,036,794 in connection with Asset Sale described in Note 4 —Asset Sales herein.

Cash paid for interest during the six months ended June 30, 2011 and 2010 was $1,823,015 and $2,903,729, respectively. There was no cash paid for income taxes during the six months ended June 30, 2011 and 2010.

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

NOTE 12 — GUARANTOR SUBSIDIARIES

On August 22, 2008, Gasco filed a Form S-3 shelf registration statement with the SEC. Under this registration statement, which was declared effective on September 8, 2008, Gasco may from time to time offer and sell securities including common stock, preferred stock, depositary shares, warrants and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of its subsidiaries:  Gasco Production Company, Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (collectively, the “Guarantor Subsidiaries”). The stand-alone parent entity, Gasco Energy, Inc., has insignificant independent assets and no operations. Therefore, supplemental financial information on a condensed consolidating basis of the Guarantor Subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

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

Recent Developments

Stock Offerings

On June 15, 2011, we closed our public offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were approximately $5.1 million, after deducting the underwriting discounts, commissions and other offering expenses of approximately $877,000.

On August 3, 2011, we closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering are expected to be approximately $3.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

The Warrants are exercisable immediately for a term of sixty-months, beginning at issuance, at an initial exercise price of $0.35 per share, however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If we make a distribution of our assets to all of our stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrant), at the election of a holder of a Warrant, we may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  Subject to certain exceptions, if the average of the daily volume weighted average price of a share of Common Stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrant) are satisfied, then we may, subject to certain conditions, require the holders of the Warrants to exercise.

We intend to use the net proceeds from the both of these Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment or refinancing of indebtedness or general corporate purposes.

Completion Operations

During the first six months of 2011, we recompleted one (0.3333 net) natural gas well in the Uinta Basin, Utah. We are in the process of finalizing the federal drilling permits for two of our wells which will test the productive potential of the Green River Formation, a shallow, oil-bearing reservoir system that we believe is prospective across approximately 11,000 net acres of our Uinta Basin leasehold. We are satisfying all of the well permitting requirements that are necessary to drill on federal lands. We continue to expect to spud both wells during the third quarter of 2011 and anticipate that completions for both wells will follow shortly after both wells have been drilled. We have elected to defer our uphole natural gas well recompletion program until the latter part of the third quarter and into the fourth quarter in anticipation of stronger seasonal natural gas prices.

As of June 30, 2011, we operated 133 gross wells and we currently have an inventory of 18 operated wells with up-hole recompletions and on Upper Mancos well awaiting initial completion activities.

We do not have a drilling rig under contract at this time, as was the case for all of 2010. We are in the process of contracting a drilling rig for use in the upcoming two-well Green River oil well program.

California Projects

Northwest McKittrick. The operator of this shallow oil prospect continues to work with the California State Agencies to acquire the appropriate permits.  Progress has been slowed due to California state budget issues and forced furloughs affecting the regulatory agencies.  Despite the delays, the operator has indicated that it anticipates that it will commence drilling operations during the third quarter of 2011.

Willow Springs. The operator of this oil prospect has been analyzing recently acquired 3-D seismic data and is currently high-grading drillable locations based upon the ongoing 3-D interpretation. Well permitting has begun and our understanding is that the project is on schedule to have an initial well drilled by year-end 2011.

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

Oil and Gas Production Summary

The following table presents our production and price information during the three and six months ended June 30, 2011 and 2010. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Natural gas production (Mcf)	1,030,767	1,084,910	1,943,842	2,023,617
Average sales price per Mcf	$4.47	$3.90	$4.28	$4.62

Oil production (Bbl)	12,904	11,127	20,478	21,359
Average sales price per Bbl	$88.80	$63.85	$83.60	$64.15

Production (Mcfe)	1,108,191	1,151,672	2,066,710	2,151,771

Our equivalent oil and gas production decreased by 4% during each of the three and six months ended June 30, 2011 as compared to the three and months ended June 30, 2010, respectively, primarily due to normal production declines on our existing wells which were partially offset by the new production from our recompletion projects during 2010 and the first six months of 2011.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under our Credit Facility, and access to capital markets, to the extent available. During May 2011, we completed the semi-annual re-determination of our borrowing base under Credit Facility and as a result, our borrowing base was decreased to $15 million from the previously available $16 million. As of August 9, 2011, we have approximately $8.6 million aggregate amount of outstanding borrowings (including $25,195 of outstanding letters of credit) thereunder. Our Credit Facility provides for periodic and special borrowing base redeterminations which could affect our available borrowing base and our lenders may further reduce our borrowing base in the future. Our inability to access additional borrowings in excess of our $6.4 million of current existing capacity under our Credit Facility may limit our ability to increase our operating budget and execute on our growth plans.

During June 2011, we raised approximately $5.2 million in net proceeds through the June Offering of 25,000,000 shares of common stock and warrants to purchase 18,750,000 shares of common stock at an initial exercise price of $0.35 per share, subject to adjustment. The shares of common stock and June Warrants were sold in units, consisting of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock.

On August 3, 2011, we closed the underwritten registered August Offering of 16,000,000 units at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock. The net proceeds from the August Offering are expected to be approximately $3.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

The Warrants are exercisable immediately upon issuance, having a sixty-month term and an initial exercise price of $0.35 per share, subject to adjustment.

We intend to use the net proceeds from the both of these Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment or refinancing of indebtedness or general corporate purposes.

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

As of June 30, 2011, we had negative working capital of approximately $3.2 million primarily due to the approximately $8.5 million aggregate amount of borrowings outstanding under our Credit Facility at such time, which is now a current liability due March 26, 2012, and $400,000 related to the 2011 Notes. The 2011 Notes will be settled in October 2011 and we are currently working with our lenders to extend the maturity date of our Credit Facility as well as discussing alternative borrowing arrangements with other lenders. Any extension or refinancing of our Credit Facility may be on terms less favorable to us or may not be available at all.

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011	2010

Net cash provided by operations	$1,923,715	$2,766,784
Net cash (used in) provided by investing activities	(4,850,540)	22,217,588
Net cash provided by (used in) financing activities	7,057,654	(31,452,025)
Net increase (decrease) in cash	4,130,829	(6,467,653)

Cash provided by operations decreased by $843,069 from June 30, 2010 to June 30, 2011.  The decrease in cash provided by operations was primarily due to the 4% decrease in equivalent production partially offset by a 30% increase in the oil prices received during the first six months of 2011.

Our investing activities during the first six months of 2011 included our development and exploration activities, fixed asset additions and the change in advances from joint interest owners. The investing activity during the first six months of 2010 was comprised of the sales proceeds of $24,259,000 associated primarily with the sale of our gathering and evaporative facilities (see Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements), the sale of a partial working interest in 32 producing wells and the development and exploration activities, fixed asset additions and the change in advances from joint interest owners.

The financing activity during the first six months of 2011 included $6.0 million in gross proceeds from the sale of common stock and June Warrants, $2.0 million in borrowings under our Credit Facility and the payment of $942,346 in costs associated with the June Offering and the issuance of our 2015 Notes. The financing activity during the first six months of 2010 was comprised of $29.0 million in repayments of borrowings on our Credit Facility, the payment of $1,952,025 in costs associated with the issuance of our 2015 Notes and the payment of a deposit of $500,000 in connection with our new gathering agreement in February 2010.

Capital Budget

Our Board of Directors approved an initial capital expenditure budget of $6.0 million for our 2011 oil and gas activities. In the Uinta Basin, we allocated approximately $2.4 million for our continued up-hole recompletion program targeting natural gas and an additional $1.6 million for the drilling and completion of two Green River Formation oil wells. A significant portion of the remaining $2.0 million budget may be allocated to additional investments in existing and new California oil and gas prospects in the San Joaquin Basin. As of June 30, 2011, we had expended approximately $3.1 of the $6.0 million capital expenditure budget.  We expect that the remaining portion of our budget will be funded primarily from cash on hand, cash flow from operations, cash from the Offerings and borrowings under our Credit Facility, however, our budget is subject to market conditions, drilling results, oilfield service availability and commodity prices.

Risk Management

We use commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk.  However, these derivative instruments may limit the prices we actually realize and therefore may reduce oil and natural gas revenues in the future. The fair value of our oil and natural gas derivative instruments (excluding the Warrants) outstanding as of June 30, 2011 was a current liability of $25,193 and a non-current asset of $19,643. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on our risk management policies.

Results of Operations

The Second Quarter of 2011 Compared to the Second Quarter of 2010

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended June 30,
	2011	2010

Natural gas production (Mcf)	1,030,767	1,084,910
Average sales price per Mcf	$4.47	$3.90
Natural gas revenue	$4,609,574	$4,234,472

Oil production (Bbl)	12,904	11,127
Average sales price per Bbl	$88.80	$63.85
Oil revenue	$1,145,897	$710,419

Equivalent production (Mcfe)	1,108,191	1,151,672

The increase in oil and gas revenue of $810,580 during the second quarter of 2011 compared with the second quarter of 2010 was comprised of an increase in the oil and gas prices of $24.95 per Bbl of oil and $0.57 per Mcf of gas, partially offset by a 4% decrease in equivalent production. The decrease in equivalent oil and gas production was primarily due to normal production declines on our existing wells partially offset by the new production from recompletion projects during 2010 and the first six months of 2011. The $810,580 increase in oil and gas revenue during the second quarter of 2011 represents an increase of $907,543 related to the increase in oil and gas prices and a decrease of $96,963 related to the equivalent production decrease.

Gathering Revenue and Expenses

Gathering revenue and expense during 2010 represented the income earned from the third-party working interest owners in the wells we operated (our share of gathering revenue was eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from our gathering system in the Riverbend area that we constructed during 2004 and 2005. We sold our gathering system in February 2010, as described in Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements, which eliminated these revenue and expenses after February 2010.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expense during the periods presented.

	For the Three Months Ended June 30,
	2011	2010

Direct operating expenses and overhead	$1,203,274	$1,242,412
Workover expense	295,766	112,025
Total operating expenses	$1,499,040	$1,354,437
Operating expenses per Mcfe	$1.35	$1.18

Production and property taxes	$208,694	$174,715
Production and property taxes per Mcfe	$0.19	$0.15

Total lease operating expense per Mcfe	$1.54	$1.33

Lease operating expense increased $178,582 during the second quarter of 2011 compared with the second quarter of 2010. The increase is comprised of a $144,603 increase in operating expenses and a $33,979 increase in production taxes primarily due to the increase in oil and gas revenue primarily due to increased commodity prices during the second quarter of 2011.  The increase in operating expenses was primarily due to a $183,741 increase in workover expenses attributable to the increased number of workover projects during the second quarter of 2011.

Transportation and Processing

Transportation and processing costs of $901,384 ($0.81 per Mcfe) and $884,953 ($0.80 per Mcfe) as of June 30, 2011 and 2010, respectively, represent the costs we incurred to transport the gas production from our wells subsequent to the sale of our gathering system as described in Note 4 — Asset Sales in the accompanying unaudited condensed consolidated financial statements. The increase of $16,431 in these expenses during the second quarter of 2011 reflects the increase in oil and gas revenue during the second quarter of 2011, as previously described.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense during the second quarters of 2011 and 2010 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $84,555 during the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the decrease in the depletion rate resulting from the production decrease as described above.

Gain on sale of assets, net

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

	For the Three Months Ended June 30,
	2011	2010

Total general and administrative costs	$1,370,597	$1,094,472
General and administrative costs allocated to drilling, completion and operating activities	(431,533)	(595,570)
General and administrative expense	$939,064	$498,902
General and administrative expenses per Mcfe	$0.85	$0.43

Total stock-based compensation costs	$4,690	$333,328
Stock-based compensation (costs) reduction in costs capitalized	1,588	(490)
Stock-based compensation	$6,278	$332,838
Stock-based compensation per Mcfe	$0.00	$0.29

Total general and administrative expense including stock-based compensation	$945,342	$831,740

Total general and administrative expense per Mcfe	$0.85	$0.72

General and administrative expense increased by $113,602 ($0.13 per Mcfe) during the second quarter of 2011 as compared with the second quarter of 2010 due to an increase in general and administrative expenses of $440,162 partially offset by a $326,560 decrease in stock-based compensation. General and administrative expenses were higher during the second quarter of 2011 when compared with the expenses in the same period during 2010 primarily because the balance for the second quarter of 2010 included a $400,000 legal fee reimbursement received from our insurance company. The decrease in stock-based compensation expense is due to a substantial portion of our unvested stock options that were granted contingent on stockholder approval of a new stock option plan and therefore were being accounted for as liability awards until approval was received in July 2011. The decrease in the compensation expense associated with these unvested stock options is primarily due to the decrease in the trading price of our common stock during the second quarter of 2011 as compared to the second quarter of 2010.

Interest Expense

Interest expense increased $493,468 during the second quarter of 2011 as compared with the second quarter of 2010, primarily due to the additional interest expense attributable to the amortization of the discount and the offering costs related to our 2015 Notes.

Derivative Gains (Losses)

Derivative gains (losses) during the second quarters of June 30, 2011 and 2010 are comprised of realized and unrealized gains and losses on our commodity derivative instruments and unrealized gains on our warrant derivative liability during the second quarter of 2011. The unrealized derivative gains (losses) represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities as further described in Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements.

The First Six Months of 2011 Compared to the First Six Months of 2010

The comparisons for the six months ended June 30, 2011 with the six months ended June 30, 2010 are consistent with the comparisons discussed for the three months ended June 30, 2011 and 2010 except as discussed below:

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Six Months Ended June 30,
	2011	2010

Natural gas production (Mcf)	1,943,842	2,023,617
Average sales price per Mcf	$4.28	$4.62
Natural gas revenue	$8,312,605	$9,360,372

Oil production (Bbl)	20,478	21,359
Average sales price per Bbl	$83.60	$64.15
Oil revenue	$1,771,971	$1,370,112

Equivalent production	2,066,710	2,151,771

The decrease in oil and gas revenue of $705,908 during the first six months of 2011 compared with the first six months of 2010 is comprised of a 4% decrease in equivalent oil and gas production primarily due to normal production declines on our existing wells partially offset by the new production from recompletion projects during 2010 and the six months of 2011 and a decrease in the average gas price of $0.34 per Mcf, partially offset by a $19.45 per Bbl increase in the average oil price. The $705,908 decrease in oil and gas revenue during the first six months of 2011 represents a decrease of $247,267 related to the net decrease in oil and gas prices and a decrease of $431,641 related to the equivalent production increase.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Six Months Ended June 30,
	2011	2010

Total general and administrative costs	$2,751,857	$3,739,925
General and administrative costs allocated to drilling, completion and operating activities	(856,530)	(696,946)
General and administrative expense	$1,895,327	$3,042,979
General and administrative expenses per Mcfe	$0.92	$1.41

Total stock-based compensation costs	$175,458	$873,474
Stock-based compensation (costs) reduction in costs capitalized	720	1,370
Stock-based compensation	$176,178	$874,844
Stock-based compensation per Mcfe	$0.08	$0.41

Total general and administrative expense including stock-based compensation	$2,071,505	$3,917,823

Total general and administrative expense per Mcfe	$1.00	$1.82

General and administrative expense decreased by $1,846,318 ($0.82 per Mcfe) during the first six months of 2011 as compared with the first six months of 2010 primarily as the result of $950,000 in severance payments we agreed to make to our former president and CEO in connection with his resignation during January 2010 and increased compensation expense due to the payment of non-management employee bonuses of approximately $300,000 related to the successful completion of  asset sales and purchases during the first six months of 2010 as further discussed in Note 4 — Asset Sales in the accompanying unaudited consolidated financial statements. Additionally, stock-based compensation expense decreased by $698,666 during the first six months of 2011 as previously described.

Gain on Extinguishment of Debt

Gain on extinguishment of debt during the second quarter of 2010 represents the difference between the fair value of the 2015 Notes and the debt conversion derivative as compared to the carrying value of the 2011 Notes less unamortized debt issuance costs that were exchanged in a transaction that closed on June 25, 2010.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2011, the off-balance sheet arrangements and transactions that we entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, we adopted ASC guidance that requires enhanced disclosure detail in the level 3 reconciliation for fair value measurements. The adoption had no impact on our consolidated financial position, results of operations or cash flows. Refer to Note 9 — Fair Value Measurement of the accompanying unaudited condensed consolidated financial statements for further details regarding our assets and liabilities measured at fair value.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

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

MMBtu.  Million British Thermal Units.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of June 30, 2011, our derivative instruments consisted of one swap agreement for our 2011 production and one costless collar agreement for our production from January 1, 2012 through December 31, 2012. As of June 30, 2011, the fair value of these agreements is a current liability of $25,193 and a non-current asset of $19,643. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:

•                  For our swap instrument, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

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

Our swap agreement as of June 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty payer	Floating Price (a) Gasco payer
Swap	7/11 — 12/11	2,000 MMBtu/day	$4.00/MMBtu	NW Rockies

(a)           Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

Our costless collar agreement as of June 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	1/12 — 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)           Northwest Pipeline Rocky Mountains — Inside FERC first of month index price.

The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the six months ended June 30, 2011, our annual revenue would increase or decrease by approximately $41,000 for each $1.00 per barrel change in crude oil prices and $389,000 for each $0.10 per Mcf change in natural gas prices.

Warrant Derivative Risk

On June 15, 2011, we issued the June Warrants to purchase 18,750,000 shares of common stock with an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 3 — Stock Offerings in the accompanying unaudited consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Based on the fair value calculation as of June 30, 2011, the warrant derivative liability would increase or decrease by approximately $1.3 million for each $0.10 change in the trading price of our common stock.

Interest Rate Risk

We do not currently use interest rate derivatives to mitigate our exposure, including under our Credit Facility, to the volatility in interest rates. A 1.0% increase in interest rates on the average borrowings outstanding during the first six months of 2011 would increase interest expense by approximately $77,000 per year.

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

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls over Financial Reporting during the Second Quarter of 2011

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -                                 Legal Proceedings

For a discussion of our legal proceedings please see Note 11 — Legal Proceedings of the accompanying unaudited condensed financial statements included herein.  We do not expect the outcome of any of pending proceedings to have a material adverse affect on our financial position, results of operations or cash flows.

Item 1A -                        Risk Factors

Except as noted below, information about material risks related to our business, financial condition and results of operations for the six months ended June 30, 2011 does not materially differ from that set out in Part I, Item 1A “Risk Factors” of our 2010 10-K and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2012 Budget recommends elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, and legislation has been introduced in Congress which would implement many of these proposals. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of the proposed legislation or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

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

In response to findings that emissions of GHGs present an endangerment to public heath and the environment, the EPA has adopted regulations under existing provisions of the CAA that would require a reduction in emissions of GHGs from motor vehicles and also may trigger PSD and Title V permit requirements for GHG emissions from certain stationary sources when the motor vehicle standards took effect on January 2, 2011. The EPA rules have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA also published a final rule on November 30, 2010 expanding its existing GHG emissions reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations, beginning in 2012 for emissions occurring in 2011. In addition, Congress has actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Finally, it should be noted that some scientific studies have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions or a state’s environmental regulatory agency. In addition, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study expected to be available in late 2012 and final results in 2014. In addition, for the second consecutive session, the federal Congress is considering two companion bills, known as the “Fracturing Responsibility and Awareness of Chemicals Act,” or “FRAC Act,” that would repeal an exemption in the federal Safe Drinking Water Act for the underground injection of hydraulic fracturing fluids, other than diesel near drinking water sources. This legislation, if adopted, would require federal regulation of hydraulic fracturing as well as disclosure of the chemicals used in the fracturing process.

On June 28, 2011, EPA proposed a rule that would establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, EPA’s proposed rule package includes New Source Performance Standards (“NSPS”) to address sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants.  EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities, including emissions from hydraulic fracturing operations, by (1) mandating the use of “green completions” for hydraulic fracturing, which is a process whereby the gas and natural gas liquids that come to the surface during completion of the fracturing process are recovered instead of vented; (2) requiring the use of dry seals in centrifugal compressors; (3) establishing regular rod packing replacement requirements for reciprocating compressors; and (4) establishing quantitative emissions limitations for pneumatic controllers.  In addition, the proposed rule would require condensate and oil storage tanks to reduce their uncontrolled VOC emissions by 95%.  To address air toxics in the production sector, EPA proposes to (1) require all large dehydrators to reduce their hazardous air pollutant (“HAP”) emissions by 95%; (2) establish emission limits for small dehydrators at major sources; and (3) require all crude oil and condensate storage tanks to reduce their HAP emissions by 95%.  EPA’s proposed rules would also impose a number of new requirements on natural gas processing.  To reduce VOC emissions, natural gas processing plants would be subject to new leak detection requirements.  The proposed NSPS for sulfur dioxide would subject natural gas processing plants with an acid gas content of at least 50% hydrogen sulfide to more stringent emission standards.  With respect to air toxics, EPA proposes to remove the 1 ton per year benzene compliance alternative for large dehydrators and establish emissions limits for small glycol dehydrators at large sources that process natural gas.  If finalized, these rules could require a number of modifications to our operations including the installation of new capital equipment.  Compliance with such rules could result in significant costs and adversely impact our business.

Also, some states, including New York, Pennsylvania and Wyoming, have adopted, and other states are considering adopting, regulations imposing disclosure obligations, mitigation of impacts associated with, or restrictions on, hydraulic fracturing activities in certain circumstances. New York has imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic fracturing until state-administered environmental impact assessments are finalized. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed and Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process.

If new federal or state laws, regulations or other policy determinations that significantly restrict hydraulic fracturing are adopted, such legal requirements could delay our ability to engage in hydraulic fracturing activities, make it more difficult or costly for us to perform hydraulic fracturing or otherwise reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves. In addition, if hydraulic fracturing is also regulated at the federal level, exploration and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements and attendant permitting delays and potential increases in costs. Such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and natural gas resources from shale formations that are not commercial without the use of hydraulic fracturing. Some or all of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

3.5	Certificate of Amendment to Articles of Incorporation dated September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 20, 2010, File No. 001-32369).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).

10.1*#	Gasco Energy, Inc. 2011 Long-Term Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*      Filed herewith.

**    Furnished herewith.

***  Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#      Identifies management contracts and compensating plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASCO ENERGY, INC.

Date: August 9, 2011	By:	/s/ Peggy A. Herald
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

3.5	Certificate of Amendment to Articles of Incorporation dated September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 20, 2010, File No. 001-32369).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).

10.1*#	Gasco Energy, Inc. 2011 Long-Term Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*      Filed herewith.

**    Furnished herewith.

***  Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#      Identifies management contracts and compensating plans or arrangements.