Form 10-Q
period 2011-09-30
GASCO ENERGY INC
filed 2011-11-01
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of common shares outstanding as of November 1, 2011: 168,010,815

Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“Quarterly Report”) for a discussion of factors that could affect the outcome of forward-looking statements used in this Quarterly Report. Please also refer to the “Glossary of Natural Gas and Oil Terms” following the “Cautionary Statement Regarding Forward-Looking Statements” for the definition of certain industry terms used in this Quarterly Report.

ITEM I — FINANCIAL STATEMENTS

PART 1 — FINANCIAL INFORMATION

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,498,846	$1,994,542
Accounts receivable
Joint interest billings	665,509	1,296,719
Revenue	2,123,444	2,423,114
Inventory	1,770,494	1,773,079
Derivative instruments	318,143	193,959
Prepaid expenses	30,863	121,637
Total	14,407,299	7,803,050

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	266,892,392	263,104,555
Unproved properties	36,394,721	35,941,100
Facilities and equipment	1,429,026	1,120,134
Furniture, fixtures and other	173,810	240,659
Total	304,889,949	300,406,448
Less accumulated depletion, depreciation, amortization and impairment	(233,385,892)	(230,701,994)
Total	71,504,057	69,704,454

NONCURRENT ASSETS
Deposit	639,500	639,500
Derivative instruments	53,772	—
Note receivable	500,000	500,000
Deferred financing costs	1,451,001	1,363,425
Total	2,644,273	2,502,925

TOTAL ASSETS	$88,555,629	$80,010,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$938,392	$2,111,192
Revenue payable	3,275,575	2,598,693
Advances from joint interest owners	101,742	1,164,414
Current portion of long-term debt	8,544,969	—
5.5% Convertible Senior Notes due 2011	400,000	400,000
Accrued interest	1,218,311	591,751
Accrued expenses	398,755	1,191,000
Total	14,877,744	8,057,050

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $23,421,435 as of September 30, 2011 and $25,682,482 as of December 31, 2010	21,746,565	19,485,516
Long-term debt	—	6,544,969
Deferred income from sale of assets	2,716,242	2,868,081
Asset retirement obligation	1,197,924	1,119,561
Derivative instruments	3,932,500	—
Total	29,593,231	30,018,127

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 191,000 shares outstanding as of September 30, 2011 and 225,600 shares outstanding as of December 31, 2010	191	226
Common stock - $.0001 par value; 600,000,000 shares authorized; 168,084,515 shares issued and 168,010,815 outstanding as of September 30, 2011 and 121,255,748 shares issued and 121,182,048 outstanding as of December 31, 2010	16,808	12,126
Additional paid-in capital	262,300,911	257,327,315
Accumulated deficit	(218,102,961)	(215,274,120)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	44,084,654	41,935,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,555,629	$80,010,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2011	2010

REVENUES
Gas	$3,946,424	$4,029,912
Oil	630,703	671,775
Total	4,577,127	4,701,687

OPERATING EXPENSES
Lease operating	2,082,081	1,422,397
Transportation and processing	444,561	801,938
Depletion, depreciation, amortization and accretion	950,396	817,986
Loss on sale of assets, net	92,020	79,837
General and administrative	1,025,694	1,225,048
Total	4,594,752	4,347,206

OPERATING (LOSS) INCOME	(17,625)	354,481

OTHER (EXPENSE) INCOME
Interest expense	(1,641,245)	(13,851,122)
Derivative gains	334,845	8,080,387
Gain on extinguishment of debt	—	14,430
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	6,879	7,113
Total	(1,248,908)	(5,698,579)

NET LOSS	$(1,266,533)	$(5,344,098)

NET LOSS PER COMMON SHARE –
BASIC	$(0.01)	$(0.05)
DILUTED	$(0.01)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

REVENUES
Gas	$12,259,029	$13,390,284
Oil	2,342,674	2,041,887
Gathering	—	595,942
Total	14,601,703	16,028,113

OPERATING EXPENSES
Lease operating	5,131,247	3,893,737
Gathering operations	—	375,848
Transportation and processing	2,147,660	1,926,146
Depletion, depreciation, amortization and accretion	2,785,964	2,764,814
Loss on sale of assets, net	92,020	34,726
General and administrative	3,097,199	5,142,871
Total	13,254,090	14,138,142

OPERATING INCOME	1,347,613	1,889,971

OTHER INCOME (EXPENSE)
Interest expense	(5,057,015)	(16,260,691)
Derivative gains	708,081	11,368,447
Gain on extinguishment of debt	—	15,772,441
Amortization of deferred income from sale of assets	151,839	118,097
Interest income	20,641	29,691
Total	(4,176,454)	11,027,985

NET (LOSS) INCOME	$(2,828,841)	$12,917,956

NET (LOSS) INCOME PER COMMON SHARE –
BASIC	$(0.02)	$0.12
DILUTED	$(0.02)	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,828,841)	$12,917,956
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	2,785,964	2,764,814
Stock-based compensation	251,391	1,207,553
Gain on extinguishment of debt	—	(15,772,441)
Change in fair value of derivative instruments	(281,081)	(10,474,008)
Amortization of debt discount, deferred expenses and other	2,428,654	13,067,159
Changes in operating assets and liabilities:
Accounts receivable	930,880	94,813
Inventory	(89,435)	(805,493)
Prepaid expenses	90,774	285,299
Accounts payable	(624,478)	(189,588)
Revenue payable	676,882	680,098
Accrued interest	626,560	(141,650)
Accrued expenses	(760,190)	(170,106)
Net cash provided by operating activities	3,207,080	3,464,406

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(887)	(16,683)
Cash paid for acquisitions, development and exploration	(5,055,490)	(5,135,129)
Proceeds from sale of assets	—	24,309,000
Increase (decrease) in advances from joint interest owners	(1,062,672)	2,064,152
Net cash (used in) provided by investing activities	(6,119,049)	21,221,340

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	10,000,000	—
Borrowings under line of credit	2,000,000	—
Repayment of borrowings	—	(29,000,000)
Cash paid for stock offerings and debt issuance costs	(1,583,727)	(2,096,894)
Cash paid for repurchase of convertible notes	—	(54,400)
Payment of deposit	—	(500,000)
Net cash provided by (used in) financing activities	10,416,273	(31,651,294)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,504,304	(6,965,548)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,994,542	10,577,340
END OF PERIOD	$9,498,846	$3,611,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The unaudited condensed consolidated financial statements included herein were prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position of the Company for the interim periods presented.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The current interim period financial statements included herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 — Significant Accounting Policies, included in the Company’s 2010 10-K.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Gasco and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $0 and $75167 of internal costs during the three and nine months ended September 30, 2011, respectively, and $54,853 and $83,906 during the three and nine months ended September 30, 2010. Additionally, the Company capitalized stock compensation expense related to its consultants as further described in Note 8 — Stock-Based Compensation herein. Costs associated with production and general corporate activities are expensed in the period incurred. During April 2010, the Company began charging a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from such marketing activities of $22,017 and $88,352 was recorded as a credit to proved properties during the three and nine months ended September 30, 2011, respectively, and $40,396 and $96,633 during the three and nine months ended September 30, 2010. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (i) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (ii) estimated future development costs to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs.  During October 2011, the Company entered into an agreement related to its Nevada acreage. The counterparty to the agreement will begin paying all delay rentals for this acreage and the Company will retain a small overriding interest on any drilling projects that may occur in the future. Because the Company has effectively relinquished control of this acreage and the value of any potential overriding interest in the future is uncertain, the Company has reclassified the value of this acreage of $660,000 from unproved properties into proved properties as of September 30, 2011. These costs were included in the ceiling test and depletion calculations during the quarter ended September 30, 2011. The costs of unproved properties of $36,394,721 as of September 30, 2011 are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended September 30, 2011 to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Facilities and Equipment

The Company constructed two evaporation pits in the Riverbend area of Utah to be used for the disposal of produced water from the wells that Gasco operates in the area. The pits were depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits were charged to wells operated by Gasco and therefore, the net income attributable to the outside working interest owners from the evaporation pits of $106,433 was recorded as an adjustment to proved properties during the nine months ended September 30, 2010. These evaporative facilities were sold during February 2010. See Note 4 — Asset Sales herein.

The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net income (expense) attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $(9,502) and $(57,977) during the three and nine months ended September 30, 2011, respectively, and $(15,476) and $51,612 during the three and nine months ended September 30, 2010, respectively. See Note 4 — Asset Sales herein.

Commodity Derivatives

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited condensed consolidated balance sheets. The Company’s management has decided not to use hedge accounting under the accounting guidance for its commodity derivatives and therefore, the changes in fair value are recognized currently in earnings. See Note 6 — Derivatives, herein.

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

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance beginning of period	$1,171,209	$1,070,202	$1,119,561	$1,260,965
Liabilities incurred	—	—	—	2,100
Property dispositions	—	—	—	(242,981)
Accretion expense	26,715	24,400	78,363	74,518
Balance end of period	$1,197,924	$1,094,602	$1,197,924	$1,094,602

Off Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2011, the off-balance sheet arrangements and transactions that the Company had entered into included undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income per share of common stock includes both the vested and unvested shares of restricted stock. Diluted net income or loss per common share of stock is computed by dividing adjusted net income by the diluted weighted-average common shares outstanding.  Potentially dilutive securities for the diluted earnings per share calculation consist of (i) unvested shares of restricted common stock, (ii) in-the-money outstanding options and warrants to purchase shares of common stock, (iii) outstanding Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of common stock, (iv) the Company’s outstanding 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”), which are convertible into shares of Preferred Stock and common stock, and (v) the Company’s 5.5% Convertible Senior Notes due 2011 (the “2011 Notes” and together with the 2015 Notes, the “Convertible Senior Notes”), which are convertible into shares of the Company’s common stock.

The treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the options (the repurchases of shares were assumed to have been made at the average market price of the common shares during the reporting period), is used to measure the dilutive impact of stock options, shares of restricted common stock, warrants and shares into which the Convertible Senior Notes and Preferred Stock are convertible.

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. The table below sets forth the computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Net Income (Loss) Per Common Share
Numerator:
Basic net income (loss)	$(1,266,533)	$(5,344,098)	$(2,828,841)	$12,917,956
Net earnings allocated to participating securities	—	—	—	—
Net income (loss) attributed to common stockholders	$(1,266,533)	$(5,344,098)	$(2,828,841)	$12,917,956
Denominator:
Weighted-average common shares outstanding	155,119,848	107,606,525	139,380,515	107,615,804

Basic net income (loss) per share	$(0.01)	$(0.05)	$(0.02)	$0.12

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted Net Income (Loss) Per Common Share
Numerator:
Basic net income (loss)	$(1,266,533)	$(5,344,098)	$(2,828,841)	$12,917,956
Net earnings allocated to participating securities	—	—	—	—
Effect of dilutive securities:
Add: interest on convertible senior notes	—	—	—	2,644,275
Diluted net income (loss) attributed to common stockholders	$(1,266,533)	$(5,344,098)	$(2,828,841)	$15,562,231
Denominator:
Basic weighted-average common shares outstanding	155,119,848	107,606,525	139,380,515	107,615,804
Effect of dilutive securities:
Unvested restricted stock	—	—	—	—
Options to purchase common stock	—	—	—	—
Shares issuable upon conversion of Convertible Senior Notes	—	—	—	20,461,228
Diluted weighted-average common shares outstanding	155,119,848	107,606,525	139,380,515	128,077,032

Diluted net income (loss) per share	$(0.01)	$(0.05)	$(0.02)	$0.12

The following shares were excluded from the computation of diluted earnings (loss) per common share as they did not have a dilutive effect.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Shares related to:
Convertible Senior Notes	75,380,000	75,380,000	75,380,000	—
Preferred stock	31,833,340	50,959,010	31,833,340	50,959,010
Common stock options	10,233,999	12,189,733	10,233,999	12,189,733
Warrants	30,250,000	—	30,250,000	—
Unvested restricted stock	234,000	87,600	234,000	87,600

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

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net income (loss) for the periods presented.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, the Company adopted ASC guidance that requires enhanced disclosure detail in the Level 3 reconciliation for fair value measurements. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 10 — Fair Value Measurement herein for further details regarding the Company’s assets and liabilities measured at fair value.

NOTE 3 — STOCK OFFERINGS

On June 15, 2011, the Company closed its public offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were $5,108,143 , after deducting the underwriting discounts, commissions and other offering expenses of $891,857.

On August 3, 2011, the Company closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering were $3,623,130, after deducting underwriting discounts, commissions and other offering expenses of $376,870.

The Warrants are exercisable immediately for a term of sixty months, beginning at issuance, at an initial exercise price of $0.35 per share, however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If the Company makes a distribution of its assets to all of its stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrants), at the election of a holder of a Warrant, the Company may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  As a result, the Warrants are accounted for as a liability on the Company’s consolidated balance sheet with changes in their fair value reported in earnings. Subject to certain exceptions, if the average of the daily volume weighted-average price of a share of common stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrants) are satisfied, then the Company may, subject to certain conditions, require the holders of the Warrants to exercise.

The Company intends to use the net proceeds from both of these Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment of indebtedness or general corporate purposes.

NOTE 4 — ASSET SALES

On February 26, 2010, the Company completed the sale (the “Closing”) of materially all of the assets (the “Asset Sale”) comprising its gathering system and its evaporative facilities, located in Uintah County, Utah, to Monarch Natural Gas, LLC (“Monarch”) pursuant to an Asset Purchase Agreement dated January 29, 2010 (the “Purchase Agreement”). The Purchase Agreement was subject to customary post-closing terms and conditions for transactions of this size and nature. At Closing, the Company received total cash consideration of $23.0 million from Monarch, the entirety of which was used to repay amounts outstanding under its Credit Facility.

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

The Company recorded deferred income of approximately $3.0 million on the Asset Sale which will be amortized over the fifteen-year terms of the gas gathering agreement and salt water disposal services agreement.

The following unaudited pro forma information is presented as if the Asset Sale had an effective date of January 1, 2010. The pro forma and the actual results for the three months ended September 30, 2010 were the same.

Nine Months Ended September 30,
2010

Revenue as reported	$16,028,113
Less: revenue from the Asset Sale	595,942
Pro forma revenue	$16,624,055

Net income as reported	$12,917,956
Less: operating loss resulting from the Asset Sale	(824,337)
Pro forma net income	$12,093,619

Net income per share — basic as reported	$0.12
Less net (loss) income per share - from the Asset Sale	(0.01)
Pro forma net income per share — basic	$0.11

Net income per share — diluted as reported	$0.12
Less net (loss) income per share - from the Asset Sale	(0.01)
Pro forma net income per share — diluted	$0.11

NOTE 5 - CONVERTIBLE SENIOR NOTES

As of September 30, 2011, the Company had $400,000 aggregate principal amount of 2011 Notes and $45,168,000 aggregate principal amount of 2015 Notes outstanding.

2011 Notes

The 2011 Notes were governed by an indenture, dated as of October 20, 2004, by and between the Company and Wells Fargo Bank, National Association, as trustee. The 2011 Notes, which bore interest at a rate of 5.50% per annum, were issued on October 20, 2004 with a maturity date of October 5, 2011, and were repaid in full as of this date.

2015 Notes

The 2015 Notes are governed by an indenture, dated as of June 25, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “2015 Indenture”). The 2015 Notes were issued on June 25, 2010 (the “Issue Date”) pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”), provided by Section 4(2) and Regulation D thereunder. The 2015 Notes have a maturity date of October 5, 2015.

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

The Company may redeem the 2015 Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount of the 2015 Notes plus any accrued and unpaid interest and liquidated damages, if any, on the 2015 Notes redeemed to but not including the redemption date, if the closing price of the Company’s common stock equals or exceeds 150% of the conversion price for at least 20 trading days within the consecutive 30 trading day period ending on the trading day before the redemption date and all of the Equity Conditions are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of the 2015 Notes then outstanding). If a holder elects to convert its 2015 Notes in connection with such a provisional redemption by the Company, the Company will make an additional payment equal to the total value of the aggregate amount of the interest otherwise payable on the 2015 Notes to be calculated from the last day through which interest was paid on the 2015 Notes through and including the third anniversary of the Issue Date and discounted to the present value of such payment; provided, however, that at the Company’s option, in lieu of such discounted cash payment, the Company may deliver shares of Preferred Stock having a value equal to such discounted cash payment. The value of each share of Preferred Stock to be delivered shall be deemed equal to the product of (i) the average closing price per share of common stock over the ten trading day period ending on the trading day before the redemption date, and (ii) the number of whole shares of common stock into which each share of Preferred Stock is then convertible (without giving effect to any limitations on conversion in the Certificate of Designations of the Preferred Stock) (subject to certain conditions).

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

The 2015 Notes are unsecured and unsubordinated and rank on a parity in right of payment with all of the Company’s existing and future senior unsecured indebtedness, rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness, and are effectively subordinated in right of payment to any of the Company’s secured indebtedness or other obligations to the extent of the value of the assets securing such indebtedness or other obligations. The Company’s subsidiaries guarantee the 2015 Notes pursuant to a Guaranty Agreement dated as of June 25, 2010, by and among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of the Trustee.

The debt discount that was recognized in connection with the 2015 Notes is being accreted to interest expense under the effective interest method at a rate of 26.3%.

NOTE 6 — DERIVATIVES

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. As of September 30, 2011, natural gas derivative instruments consisted of one swap agreement for natural gas production through December 31, 2011 and one collar agreement for production from January 1, 2012 through December 31, 2012. As of December 31, 2010, natural gas derivative instruments consisted of two swap agreements for gas production through March 2011. These natural gas derivative instruments allow the Company to predict with greater certainty the effective natural gas prices to be realized for its production. The Company’s derivative contracts are described below:

•                  For its swap instrument, the Company receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•                  The Company’s costless collar contains a fixed floor price (put) and ceiling price (call). The Company receives the difference between the published index price and the floor price if the index price is below the floor price. The Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. If the index price is between the ceiling and the floor prices, no amounts are paid or received.

On June 15, 2011, the Company issued the June Warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, the Company issued the August Warrants to purchase 11,500,000 shares of common stock. The Warrants have an initial exercise price of $0.35 per share (subject to adjustment) and sixty-month term, as further described in Note 3 — Stock Offerings, herein. The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments.

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

The following table details the fair value of the derivatives recorded in the consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	September 30, 2011	December 31, 2010

Natural gas derivative contracts	Current assets	$318,143	$193,959
Natural gas derivative contracts	Noncurrent assets	53,772	—
Warrant derivative	Noncurrent liabilities	3,932,500	—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Realized gains on commodity instruments	$17,380	$645,956	$427,000	$894,439
Change in fair value of commodity instruments	377,465	594,039	177,956	3,633,616
Change in fair value of warrant derivative	(60,000)	—	103,125	—
Change is fair value of embedded derivative feature	—	6,840,392	—	6,840,392

Total realized and unrealized gains (losses) recorded	$334,845	$8,080,387	$708,081	$11,368,447

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains and losses.

The Company’s swap agreement as of September 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty payer	Floating Price (a) Gasco payer
Swap	10/11 — 12/11	2,000 MMBtu/day	$4.00/MMBtu	NW Rockies

(a)          Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

The Company’s costless collar agreement as of September 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	1/12 — 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)                                  Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

NOTE 7 — GAS PROCESSING AGREEMENT

On September 21, 2011, the Company entered into a Gas Processing Agreement (the “Chipeta Processing Agreement”) with Chipeta Processing LLC (“Chipeta”) pursuant to which the Company dedicated certain of its natural gas production from its acreage in Utah to Chipeta for processing, and Chipeta agreed to process all natural gas production from such assets through facilities and related equipment that Chipeta owns or will construct on or before December 31, 2012.

The primary term of the Chipeta Processing Agreement is ten years, beginning after the in-service date of a 300 MMcf/d cryogenic processing facility to be built by Chipeta. The primary term will be extended for one year terms unless terminated by either party giving 180 days’ notice prior to the expiration of the then-current term.  If by December 31, 2012, among other conditions, (i) Chipeta has not completed its construction obligation and (ii) Questar Pipeline Company has not completed and received necessary regulatory approvals for the conversion of certain of its pipelines and facilities from a dry line to a wet line, the obligations of the Company and Chipeta under the Chipeta Processing Agreement shall be void.

Pursuant to the Chipeta Processing Agreement, the Company reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  The Company agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  The Company may also be required to make periodic deficiency payments to Chipeta for any shortfalls from the specified minimum volume commitments.

Historically, the Company’s natural gas production has been gathered and processed by Monarch pursuant to the Gas Gathering and Processing Agreement effective March 1, 2010 between Monarch and the Company (the “Monarch Processing Agreement”).  In connection with the Chipeta Processing Agreement, on September 20, 2011, the Company entered into a Letter Agreement to Amend the Monarch Processing Agreement (the “Monarch Amendment”).

Pursuant to the Monarch Amendment, Monarch agreed to temporarily release and waive its rights under the Monarch Processing Agreement to process the first 30,000 MMBtu/d of volume from certain of the Company’s natural gas production.  Monarch will retain processing rights for natural gas volumes in excess of the initial 30,000 MMBtu/d of production, unless otherwise agreed.  In addition to any processing fees paid by the Company to Monarch for the natural gas processed by Monarch, the Company agreed to pay Monarch a process sharing fee calculated based upon payment received from Chipeta for the sale of product extracted from the Company’s natural gas processed pursuant to the Chipeta Processing Agreement described above.  Monarch will continue to gather the Company’s natural gas, including such natural gas to be processed by Chipeta pursuant to the Chipeta Processing Agreement. The initial term and effective date of the Monarch Amendment will coincide with the term and effective date of the Chipeta Processing Agreement.

NOTE 8 — STOCK-BASED COMPENSATION

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

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. During the three and nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Employee compensation	$75,346	$333,111	$252,244	$1,211,511
Consultant compensation (reduction in compensation)	(265)	(761)	(1,705)	(5,687)
Total stock-based compensation	75,081	332,350	250,539	1,205,824
Less: consultant compensation expense (reduction in expense) capitalized as proved property	(132)	(359)	(852)	(1,729)
Stock-based compensation expense	$75,213	$332,709	$251,391	$1,207,553

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2011 through September 30, 2011:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	12,689,733	$1.63
Granted	151,000	$0.25
Exercised	—	—
Forfeited	(198,114)	$0.98
Cancelled	(2,408,620)	$1.53
Outstanding at September 30, 2011	10,233,999	$1.64
Exercisable at September 30, 2011	9,362,122	$1.75

During the year ended December 31, 2010, the Company granted 1,371,000 options to purchase 50,000, 175,000, 646,000 and 500,000 shares of common stock with exercise prices of $0.34, $0.35, $0.36 and $0.37 per share, respectively. These options have a one- or two-year vesting period and expire within five years of the grant date. These options were granted contingent on stockholder approval of a new stock option plan, which was approved at the Company’s annual meeting of stockholders during July 2011. Therefore these options were accounted for as liability awards until stockholder approval was obtained, at which time they were accounted for as equity awards.

During the third quarter of 2011, the Company granted 151,000 options to purchase common stock with an exercise price of $0.25. These options vest in equal portions over the following two-year period and expire within five years of the grant date.

The following table summarizes information related to the outstanding and vested options as of September 30, 2011:

	Outstanding Options	Vested Options
Number of shares	10,233,999	9,362,122
Weighted-Average Remaining Contractual Life	2.74 years	2.60 years
Weighted-Average Exercise Price	$1.64	$1.75
Aggregate intrinsic value	—	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value. As of September 30, 2011, the fair value of the Company’s stock of $0.19 does not exceed the exercise price of the outstanding options.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2011, there is $161,152 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 1.8 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2011 through September 30, 2011:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	191,300	$0.70
Granted	75,000	$0.25
Vested	(19,400)	$2.37
Forfeited	(12,900)	$1.79
Outstanding at September 30, 2011	234,000	$0.36

As of September 30, 2011, there is $79,639 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2.9 years.

Effective October 1, 2011, the Company’s non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, the Company granted stock appreciation rights (the “Stock Appreciation Rights”) related to a total of 500,000 shares of the Company’s common stock to these directors. The Stock Appreciation Rights provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) the fair market value of one share of common stock on the date of exercise, over (ii) $0.25, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised (“Appreciation Amount”). The Stock Appreciation Rights vest on January 31, 2012 or earlier under certain circumstances as described in the Stock Appreciation Right Agreement, which has been filed as an exhibit hereto. The Stock Appreciation Rights that vest on January 31, 2012 will be automatically exercised on February 1, 2012 and will be settled by the Company through payment of the Appreciation Amount in a lump sum cash payment within a period of 10 business days.

NOTE 9 — CREDIT FACILITY

The Company’s $250 million revolving credit facility (“Credit Facility”) is available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. As a result of the completion of the semi-annual redeterminations of the Company’s borrowing base under the Credit Facility, the borrowing base was decreased from $16 million to $15 million in May 2011, and was further decreased to $13 million effective November 1, 2011. As of September 30, 2011, there were loans in the amount of $8,544,969 and letters of credit in the amount of $25,195 outstanding under the Credit Facility. As of November 1, 2011, the unused borrowing base is approximately $4.4 million.

Borrowings made under the Credit Facility are secured by a pledge of the capital stock of certain of the Company’s subsidiaries and mortgages on substantially all of the Company’s oil and gas properties. Interest on borrowings is payable monthly and principal is due at maturity on March 26, 2012. The Company does not expect that the maturity date of its Credit Facility will be extended. Management is discussing alternative borrowing arrangements with other lenders and while the Company currently believes that it will be able to find a replacement lender, there can be no assurance that it will be able to obtain adequate alternative financing on acceptable terms or at all. If the Company was to secure an alternative borrowing arrangement, it expects that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of its current Credit Facility.  If the Company is unable to secure an alternative borrowing arrangement but is able to repay any amounts understanding under the Credit Facility at maturity with cash on hand, it will nevertheless lose a primary source of liquidity and be required to fund its business and operations going forward without outside capital.  There is no guarantee that the Company will be able to do so, in which case it may have to significantly reduce its spending and may be unable to execute its existing short-term or long-term business plan and its liquidity and results of operations may be materially adversely affected.

Interest on borrowings under the Credit Facility accrues at variable interest rates at either a Eurodollar rate or an alternate base rate (“ABR”). The Eurodollar rate is calculated as LIBOR plus an applicable margin that, as amended, varies from 2.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 3.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The ABR, as amended, is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.00% and (ii) an applicable margin that varies from 1.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Facility. However, under certain circumstances, the Lenders may require the Company to use the non-elected basis in the event that the elected basis does not adequately and fairly reflect the cost of making such loans. The interest rate on borrowings outstanding under our Credit Facility is 5.1% as of September 30, 2011.

The Credit Facility requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter.  In addition, the Credit Facility contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Sustained or lower oil and natural gas prices could reduce the Company’s consolidated EBITDAX and thus could reduce the Company’s ability to maintain existing levels of bank debt or incur additional indebtedness. Any failure to be in compliance with any material provision or covenant of the Credit Facility could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under the Credit Facility.  Additionally, should the Company’s obligation to repay indebtedness under the Credit Facility be accelerated, the Company would be in default under the indenture governing the 2015 Notes, which would require repayment of the outstanding principal, interest and liquidated damages, if any, on such 2015 Notes.  To the extent it becomes necessary to address any anticipated covenant compliance issues, the Company will seek to obtain a waiver or amendment of the Credit Facility from the Lenders, and in the event that such waiver or amendment is not granted, the Company may be required to sell a portion of its assets or issue additional securities, which would be dilutive to the Company’s stockholders.  Any sale of assets or issuance of additional securities may not be on terms acceptable to the Company.

As of September 30, 2011, the Company’s current ratio is 3.5:1.0 and its senior debt to EBITDAX ratio is 1.6:1.0, and the Company is in compliance with each of the covenants contained in the Credit Facility.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets:
Commodity derivatives	$—	$317,915	$—	$371,915
Liabilities:
Warrant derivatives	$—	$—	$3,932,500	$3,932,500

December 31, 2010
Assets:
Commodity derivatives	$—	$193,959	$—	$193,959

As of September 30, 2011, the Company’s commodity derivative financial instruments are comprised of one natural gas swap agreement and one costless collar agreement. The fair values of the swap and collar agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are, therefore, considered Level 2 in the fair value hierarchy. The Company determines the fair value of these contracts under the income valuation technique using a discounted cash flow model for the swap and option pricing model for the collar. The valuation models require a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty in all of the Company’s commodity derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 9 — Credit Facility herein.

As of September 30, 2011, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock, as further described in Note 3 — Stock Offerings, herein. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of the Company’s common stock, which has a high-historical volatility.

A summary of the Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/10	—	—	—
Warrants issued	30,250,000	$0.35	60 months
Warrants outstanding as of 9/30/11	30,250,000	$0.35	57.2 months

The significant assumptions used in the valuation of the warrant derivative liability are as follows:

Exercise price	$0.35 per share
Volatility	103%
Term of Warrants	60 months
Risk-free interest rate	1% - 2%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Warrant Derivative
Balance as of January 1, 2011	$—
Total gains (realized or unrealized):
Included in earnings	103,125
Included in other comprehensive income	—
Issuances	(4,035,625)
Settlements	—
Transfers in and out of Level 3	—
Balance as of September 30, 2011	$(3,932,500)

Change in unrealized gains included in earnings relating to instruments still held as of September 30, 2011	$103,125

The carrying amounts of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, 2011 Notes and long-term debt approximate fair values because of the short-term maturities and or liquid nature of these assets and liabilities. The carrying amount of the Company’s note receivable approximates fair value based on current interest rates for similar instruments. The estimated fair value of the 2015 Notes of $29,055,000 and $31,766,000 as of September 30, 2011 and December 31, 2010, respectively, was determined using a discounted cash flow and option pricing model.

NOTE 11 - STATEMENTS OF CASH FLOWS

During the nine months ended September 30, 2011, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Reduction in stock-based compensation expense of $852 capitalized as proved property.

•      Conversion of 34,600 shares of Preferred Stock into 5,766,667 shares of common stock.

•                  Additions to oil and gas properties included in accounts payable of $548,322.

During the nine months ended September 30, 2010, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $2,100.

•                  Reduction in stock-based compensation expense of $1,729 capitalized as proved property.

•                  Additions to oil and gas properties included in accounts payable of $236,261.

•                  Recognition of deferred income of $3,036,791 in connection with the Asset Sale described in Note 4 —Asset Sales, herein.

•                  Exchange of 2011 Notes for 2015 Notes of $64,532,000.

•                  Exchange of $19,364,000 of the principal value of 2015 Notes into 305,754 shares of Preferred Stock and debt derivative liabilities of $15,358,616 reclassified to Additional Paid-In-Capital.

Cash paid for interest during the nine months ended September 30, 2011 and 2010 was $1,967,483 and $3,231,004, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2011 and 2010.

NOTE 12 — LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising out of the normal course of business.  The two most significant legal proceedings to which the Company is subject are summarized below.  The ultimate outcome of the Clean Water Act Compliance Order matter cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time.  The Company does not expect the outcome of this proceeding or of the EPA Enforcement Action to have a material adverse effect on its financial position, results of operations or cash flows.

Clean Water Act Compliance Order Matter

On October 3, 2011, the Company received a compliance order from the United States Environmental Protection Agency (“EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that the Company violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: once when it constructed an access road to a future well location in either 2004 or 2005 and once when it constructed an access road and a well pad in 2007 or 2008.  The compliance order directs the Company to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that the Company plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  The Company disagrees with some of the factual contentions in the compliance order, and is evaluating its options, which may include challenging the compliance order in federal court, although whether such compliance orders may be appealed at this stage of the administrative process is a contested issue that is currently before the United States Supreme Court.  The Company is not able to predict the outcome of this matter at this time.

EPA Enforcement Action

On June 22, 2007, Riverbend Gas Gathering, LLC (“Riverbend”) voluntarily notified the EPA Region 8 office in Denver, Colorado, of its discovery that Riverbend apparently had not obtained certain air permits or complied with certain air pollution regulatory programs applicable to its operations at the Riverbend Compressor Station in Uintah County, Utah.  Subsequent to this notice and negotiations on the matter, Riverbend and the EPA entered into a consent decree that was lodged in the United States District Court of the District of Utah on December 30, 2010.  The consent decree resolves the apparent violations, requires Gasco to pay a civil penalty of $350,000, which was paid on May 5, 2011, specifies the appropriate corrective action, provides a schedule for Riverbend to achieve such corrective action, and includes a covenant not to sue that will authorize Riverbend to continue its operations, including certain capacity expansions, while the specified corrective action is being implemented.  The consent decree was approved and entered by the reviewing court on April 6, 2011.

Under the Purchase Agreement dated January 29, 2010, by which the Company sold its gathering system and evaporative facilities located in Uintah County, Utah to Monarch, the Company retained the obligation to pay any civil penalty assessed and the capital cost of the equipment required to be installed pursuant to the consent decree, and also agreed to reimburse Monarch for certain miscellaneous expenses incurred to finalize the consent decree and obtain certain changes to the Riverbend Compressor Station’s air permits that are required by the consent decree.  Monarch is also a party to the consent decree and will be responsible for implementing most of the consent decree requirements at the Riverbend Compressor Station other than payment of the civil penalty, which has already taken place, and the installation of capital equipment.  The Company believes that all necessary pollution control and other equipment required by the consent decree is already installed at the site or accounted for in our capital budget, and that the expenses required by the consent decree will not materially affect the Company’s financial position or liquidity.

NOTE 13 — GUARANTOR SUBSIDIARIES

On August 31, 2011, Gasco filed a Form S-3 shelf registration statement with the SEC, which was declared effective on September 20, 2011. Under this registration statement, Gasco may from time to time offer and sell securities including common stock, preferred stock, depositary shares, warrants and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of its subsidiaries:  Gasco Production Company, Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (collectively, the “Guarantor Subsidiaries”). The stand-alone parent entity, Gasco Energy, Inc., has insignificant independent assets and no operations. Therefore, supplemental financial information on a condensed consolidating basis of the Guarantor Subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the Guarantor Subsidiaries, except those imposed by applicable law.

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

Recent Developments

Stock Offerings

On June 15, 2011, we closed our public offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were approximately $5.1 million, after deducting the underwriting discounts, commissions and other offering expenses of approximately $892,000.

On August 3, 2011, we closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses of approximately $377,000.

The Warrants are exercisable immediately for a term of sixty months, beginning at issuance, at an initial exercise price of $0.35 per share, however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If we make a distribution of our assets to all of our stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrants), at the election of a holder of a Warrant, we may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  Subject to certain exceptions, if the average of the daily volume weighted-average price of a share of common stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrants) are satisfied, then we may, subject to certain conditions, require the holders of the Warrants to exercise.

We intend to use the net proceeds from the both of these Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment of indebtedness or general corporate purposes.

Clean Water Act Compliance Order Matter

On October 3, 2011, we received a compliance order from the United States Environmental Protection Agency (“EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that we violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: once when we constructed an access road to a future well location in either 2004 or 2005 and once when we constructed an access road and a well pad in 2007 or 2008.  The compliance order directs us to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that we plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  We disagree with some of the factual contentions in the compliance order, and we are evaluating our options, which may include challenging the compliance order in federal court, although whether such compliance orders may be appealed at this stage of the administrative process is a contested issue that is currently before the United States Supreme Court.  We are not able to predict the outcome of this matter at this time.

Gas Processing Agreement

On September 21, 2011, we entered into a Gas Processing Agreement (the “Chipeta Processing Agreement”) with Chipeta Processing LLC (“Chipeta”) pursuant to which we dedicated certain of our natural gas production from our acreage in Utah to Chipeta for processing, and Chipeta agreed to process all natural gas production from such assets through facilities and related equipment that Chipeta owns or will construct on or before December 31, 2012.

The primary term of the Chipeta Processing Agreement is ten years, beginning after the in-service date of a 300 MMcf/d cryogenic processing facility to be built by Chipeta. The primary term will be extended for one year terms unless terminated by either party giving 180 days’ notice prior to the expiration of the then-current term.  If by December 31, 2012, among other conditions, (i) Chipeta has not completed its construction obligation and (ii) Questar Pipeline Company has not completed and received necessary regulatory approvals for the conversion of certain of its pipelines and facilities from a dry line to a wet line, our obligations and those of Chipeta under the Chipeta Processing Agreement shall be void.

Pursuant to the Chipeta Processing Agreement, we reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  We agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  We may also be required to make periodic deficiency payments to Chipeta for any shortfalls from the specified minimum volume commitments.

Historically, our natural gas production has been gathered and processed by Monarch pursuant to the Gas Gathering and Processing Agreement effective March 1, 2010 between Monarch and us (the “Monarch Processing Agreement”).  In connection with the Chipeta Processing Agreement, on September 20, 2011, we entered into a Letter Agreement to Amend the Monarch Processing Agreement (the “Monarch Amendment”).

Pursuant to the Monarch Amendment, Monarch agreed to temporarily release and waive its rights under the Monarch Processing Agreement to process the first 30,000 MMBtu/d of volume from certain of our natural gas production.  Monarch will retain processing rights for natural gas volumes in excess of the initial 30,000 MMBtu/d of production, unless otherwise agreed.  In addition to any processing fees paid by us to Monarch for the natural gas processed by Monarch, we agreed to pay Monarch a process sharing fee calculated based upon payment received from Chipeta for the sale of product extracted from our natural gas processed pursuant to the

Chipeta Processing Agreement described above.  Monarch will continue to gather our natural gas, including such natural gas to be processed by Chipeta pursuant to the Chipeta Processing Agreement. The initial term and effective date of the Monarch Amendment will coincide with the term and effective date of the Chipeta Processing Agreement.

Green River Oil Wells

During the third quarter of 2011, we spudded two wells that will test the productive potential of the Green River Formation at approximately 5,500 feet proposed total vertical depth.  We operate both wells with a 100% working interest.  Drilling of these wells was commenced with a spudder rig and surface casing was set.  The timetable to finish drilling and to complete these two wells is dependent upon the drilling rig schedule and frac crew availability, although we currently plan to finish drilling and completion by the end of November 2011.

Completion Operations

As previously disclosed, we have elected to defer our uphole natural gas well recompletion program until the fourth quarter in anticipation of stronger seasonal natural gas prices.  The exact timing of the recompletions is based on frac crew availability.

During the first nine months of 2011, we recompleted one gross (0.3333 net) natural gas well in the Uinta Basin, Utah. As of September 30, 2011, we operated 133 gross wells and we currently have an inventory of 18 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities.

California Projects

Northwest McKittrick. The operator of this shallow oil prospect continues to work with the California State Agencies to acquire the appropriate permits.  Progress has been slowed due to California state budget issues and forced furloughs affecting the regulatory agencies.  While some progress has been made, final approval is still pending from the California Fish and Game Department.

Willow Springs. The operator of this oil prospect has been analyzing recently acquired 3-D seismic data and is currently high-grading drillable locations based upon the ongoing 3-D interpretation. Well permitting has begun and our understanding is that the project is on schedule to have an initial well drilled by year-end 2011.

Antelope Valley Trend. The operator of these oil and liquids-rich prospects is in the process of shooting 3-D seismic data over the Antelope Valley prospects.  Our agreement with our operator requires that the initial earning well be spud during the first half of 2012.

San Joaquin Basin. We continue to develop new prospects and acquire acreage along the west side of the San Joaquin Basin.  The new prospects are a continuation of the structural and stratigraphic geologic model that we have been working on for the past nine years that has yielded recent success along the west side as demonstrated by discoveries and field development by other operators with similar geologic models.

Nevada Project

During October 2011, we entered into an agreement related to our Nevada project consisting of approximately 74,000 gross and net acres located within White Pine and Elko Counties of Nevada.  The counterparty to the agreement agreed to pay all delay rentals on this acreage and we will retain a small overriding interest on any drilling projects that may occur in the future. Because we have effectively relinquished control of this acreage and the value of any potential overriding interest in the future is uncertain, we have reclassified the value of this acreage of $660,000 from unproved properties into proved properties as of September 30, 2011.

Director Stock Appreciation Right Grants

Effective October 1, 2011, our non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, we granted stock appreciation rights (the “Stock Appreciation Rights”) related to a total of 500,000 shares of our common stock to these directors. The Stock Appreciation Rights provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) the fair market value of one share of common stock on the date of exercise, over (ii) $0.25, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised (“Appreciation Amount”). The Stock Appreciation Rights vest on January 31, 2012 or earlier under certain circumstances as described in the Stock Appreciation Right Agreement, which has been filed as an exhibit hereto. The Stock Appreciation Rights that vest on January 31, 2012 will be automatically exercised on February 1, 2012 and will be settled through payment of the Appreciation Amount in a lump sum cash payment within a period of 10 business days.

Oil and Gas Production Summary

The following table presents our production and price information during the three and nine months ended September 30, 2011 and 2010. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Natural gas production (Mcf)	879,788	1,073,831	2,823,630	3,097,448
Average sales price per Mcf	$4.49	$3.75	$4.34	$4.32

Oil production (Bbl)	8,424	11,019	28,902	32,378
Average sales price per Bbl	$74.87	$60.96	$81.06	$63.06

Production (Mcfe)	930,332	1,139,945	2,997,042	3,291,716

Our equivalent oil and gas production decreased by 18% and 9% during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively, primarily due to a third-party gathering company’s high line pressures, unusually high compressor downtime and the normal production declines associated with the tight sand reservoirs on our existing wells.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under our Credit Facility, and access to capital markets, to the extent available. As a result of the semi-annual redeterminations of our borrowing base under the Credit Facility, our borrowing base was decreased to $15 million from the previously available $16 million in May 2011, and further decreased to $13 million effective November 1, 2011. As of November 1, 2011, we have approximately $8.6 million aggregate amount of outstanding borrowings (including $25,195 of outstanding letters of credit) thereunder. Our Credit Facility provides for periodic and special borrowing base redeterminations which could affect our available borrowing base and our lenders may further reduce our borrowing base in the future. Our inability to access additional borrowings in excess of our $4.4 million of current existing capacity under our Credit Facility may limit our ability to increase our operating budget and execute on our growth plans.

As of September 30, 2011, we had negative working capital of approximately $470,445 primarily due to the approximately $8.5 million aggregate amount of borrowings outstanding under our Credit Facility, which is presently classified as a current liability due March 26, 2012, and the $400,000 current liability related to the 2011 Notes that was paid in October 2011. We do not expect that the maturity date of our Credit Facility will be extended. We are discussing alternative borrowing arrangements with other lenders and while we currently believe that we will be able to find a replacement lender, there can be no assurance that we will be able to obtain adequate alternative financing on acceptable terms or at all.  For example, our recent results of operations and volatility in oil and gas prices as well as in the domestic credit and capital markets generally may negatively affect the availability and terms of financing.  If we were to secure an alternative borrowing arrangement, we expect that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of our current Credit Facility.  If we are unable to secure an alternative borrowing arrangement but are able to repay any amounts understanding under the Credit Facility at maturity with cash on hand, we will nevertheless lose a primary source of liquidity and be required to fund our business and operations going forward without outside capital.  There is no guarantee that we will be able to do so, in which case we may have to significantly reduce our spending and may be unable to execute our existing short-term or long-term business plan and our liquidity and results of operations may be materially adversely affected.  Further, if we are unable to secure an alternative borrowing arrangement and are unable to repay any amounts outstanding at maturity with cash on hand, we would be in default under the Credit Facility as well as under the indenture governing the 2015 Notes, which would also require repayment of the outstanding principal, interest and liquidated damages, if any, on the notes.  In such event, we may consider a sale of our company, our assets or a voluntary reorganization in bankruptcy, or we could be forced into an involuntary reorganization in bankruptcy.

During June and August 2011, we raised approximately $8.8 million in net proceeds through the June Offering and the August Offering of 41,000,000 shares of common stock and warrants to purchase 30,250,000 shares of common stock.

We intend to use the net proceeds from these Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment or refinancing of indebtedness or general corporate purposes.

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

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011	2010

Net cash provided by operations	$3,207,080	$3,464,406
Net cash (used in) provided by investing activities	(6,119,049)	21,221,340
Net cash provided by (used in) financing activities	10,416,273	(31,651,294)
Net increase (decrease) in cash	7,504,304	(6,965,548)

Cash provided by operations decreased by $257,326 from September 30, 2010 to September 30, 2011.  The decrease in cash provided by operations was primarily due to a 9% decrease in equivalent production partially offset by a 28% increase in the oil prices received during the first nine months of 2011.

Our investing activities during the first nine months of 2011 included our development and exploration activities, fixed asset additions and the change in advances from joint interest owners. The investing activity during the first nine months of 2010 was comprised of the sales proceeds of $24,309,000 associated primarily with the sale of our gathering and evaporative facilities (see Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements), the sale of a partial working interest in 32 producing wells and development and exploration activities, fixed asset additions and the change in advances from joint interest owners.

The financing activity during the first nine months of 2011 included $10.0 million in gross proceeds from the sale of common stock and Warrants in the Offerings, $2.0 million in borrowings under our Credit Facility and the payment of $1,583,727 in costs associated with the common stock and Warrant offerings and the issuance of our 2015 Notes. The financing activity during the first nine months of 2010 was comprised of $29.0 million in repayments of borrowings on our Credit Facility, the payment of $2,096,894 in costs associated with the issuance of our 2015 Notes, the repurchase of 2011 Notes of $54,400 and the payment of a deposit of $500,000 in connection with our gathering agreement with Monarch in February 2010.

2011 Capital Budget

Our Board of Directors approved an initial capital expenditure budget of $6.0 million for our 2011 oil and gas activities. In the Uinta Basin, we allocated approximately $2.4 million for our continued up-hole recompletion program targeting natural gas and an additional $1.6 million for the drilling and completion of two Green River Formation oil wells. A significant portion of the remaining $2.0 million budget may be allocated to additional investments in existing and new California oil and gas prospects in the San Joaquin Basin. As of September 30, 2011, we had expended approximately $4.3 of the $6.0 million capital expenditure budget.  We expect that the remaining portion of our 2011 budget will be funded primarily from cash on hand, cash flow from operations, cash from the Offerings and borrowings under our Credit Facility; however, our budget is subject to market conditions, drilling results, oilfield service availability and commodity prices.

Risk Management

We use commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk.  However, these derivative instruments may limit the prices we actually realize and therefore may reduce oil and natural gas revenues in the future. The fair value of our oil and natural gas derivative instruments (excluding the Warrants) outstanding as of September 30, 2011 was a current asset of $318,143 and a noncurrent asset of $53,772. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on our risk management policies.

Results of Operations

The Third Quarter of 2011 Compared to the Third Quarter of 2010

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Three Months Ended September 30,
	2011	2010

Natural gas production (Mcf)	879,788	1,073,831
Average sales price per Mcf	$4.49	$3.75
Natural gas revenue	$3,946,424	$4,029,912

Oil production (Bbl)	8,424	11,019
Average sales price per Bbl	$74.87	$60.96
Oil revenue	$630,703	$671,775

Total oil and gas revenue	$4,577,127	$4,701,687

Equivalent production (Mcfe)	930,332	1,139,945

The decrease in oil and gas revenue of $124,560 during the third quarter of 2011 compared with the third quarter of 2010 was comprised of an 18% decrease in equivalent oil and gas production partially offset by an increase in average oil and gas prices of $13.91 per Bbl of oil and $0.74 per Mcf of gas. The decrease in equivalent oil and gas production was primarily due to a third-party gathering company’s high line pressures, unusually high compressor downtime and normal production declines associated with the tight sand reservoirs on our existing wells. The $124,560 decrease in oil and gas revenue during the third quarter of 2011 represents a decrease of $951,323 related to the equivalent production decrease partially offset by an increase of $826,763 related to the increase in oil and gas prices.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended September 30,
	2011	2010

Direct operating expenses and overhead	$1,061,080	$1,118,533
Workover expense	804,392	89,063
Total operating expenses	$1,865,472	$1,207,596
Operating expenses per Mcfe	$2.01	$1.06

Production and property taxes	$216,609	$214,801
Production and property taxes per Mcfe	$0.23	$0.19

Total lease operating expense	$2,082,081	$1,422,397

Total lease operating expense per Mcfe	$2.24	$1.25

Lease operating expense increased $659,684 during the third quarter of 2011 compared with the third quarter of 2010. The increase is primarily due to higher workover expenses related to the removal of critical velocity reduction strings, modification of cap strings and scale treatment and removal from existing wells during the third quarter of 2011.

Transportation and Processing

Transportation and processing costs of $444,561 ($0.48 per Mcfe) and $801,938 ($0.70 per Mcfe) as of September 30, 2011 and 2010, respectively, represent the costs we incurred to transport the gas production from our wells subsequent to the sale of our gathering system as described in Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements. The decrease of $357,377 in these expenses during the third quarter of 2011 reflects lower transportation and processing costs related to the 18% decrease in gas production previously discussed as well as a refund of certain processing costs associated with our natural gas liquids.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense during the third quarters of 2011 and 2010 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The increase of $132,410 during the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the increase in the full cost pool during 2011.

Loss on Sale of Assets, net

The loss on sale of assets, net during the third quarters of 2011 and 2010 represents the decrease in the fair value of certain of our inventory.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three Months Ended September 30,
	2011	2010

Total general and administrative costs	$1,262,448	$1,305,762
General and administrative costs allocated to drilling, completion and operating activities	(311,967)	(413,423)
General and administrative expense	$950,481	$892,339
General and administrative expenses per Mcfe	$1.02	$0.78

Total stock-based compensation costs	$75,081	$332,350
Stock-based compensation (costs) reduction in costs capitalized	132	359
Stock-based compensation	$75,213	$332,709
Stock-based compensation per Mcfe	$0.08	$0.29

Total general and administrative expense including stock-based compensation	$1,025,694	$1,225,048

Total general and administrative expense per Mcfe	$1.10	$1.07

General and administrative expense decreased by $199,354 during the third quarter of 2011 as compared with the third quarter of 2010 due to an increase in general and administrative expenses of $58,142 partially offset by a $257,496 decrease in stock-based compensation. General and administrative expenses remained fairly consistent during the third quarter of 2011 when compared with the expenses in the same period during 2010. The decrease in stock-based compensation expense was due primarily to the fact that a substantial portion of our unvested stock options were being accounted for as liability awards until stockholder approval of the stock plan under which such options were issued was received in July 2011. The remainder of the decrease in the compensation expense associated with these unvested stock options is primarily due to the decrease in the trading price of our common stock during the third quarter of 2011 as compared to the third quarter of 2010.

Interest Expense

Interest expense decreased $12,209,877 during the third quarter of 2011 as compared with the third quarter of 2010, primarily due to the pro-rata portion of the unamortized discount and debt interest costs that were recorded as interest expense upon the conversion of 30% of the original principal amount of the 2015 Notes on September 20, 2010.

Derivative Gains

Derivative gains during the third quarters of September 30, 2011 and 2010 are comprised of realized and unrealized gains and losses on our commodity derivative instruments and unrealized gains on our warrant derivative liability during the third quarter of 2011. The unrealized derivative gains (losses) represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities as further described in Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements.

The First Nine Months of 2011 Compared to the First Nine Months of 2010

The comparisons for the nine months ended September 30, 2011 with the nine months ended September 30, 2010 are consistent with the comparisons discussed for the three months ended September 30, 2011 and 2010 except as discussed below:

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Nine Months Ended September 30,
	2011	2010

Natural gas production (Mcf)	2,823,630	3,097,448
Average sales price per Mcf	$4.34	$4.32
Natural gas revenue	$12,259,029	$13,390,284

Oil production (Bbl)	28,902	32,378
Average sales price per Bbl	$81.06	$63.06
Oil revenue	$2,342,674	$2,041,887

Total oil and gas revenue	$14,601,703	$15,432,171

Equivalent production	2,997,042	3,291,716

The decrease in oil and gas revenue of $830,468 during the first nine months of 2011 compared with the first nine months of 2010 was comprised of a 9% decrease in equivalent oil and gas production as discussed above, partially offset by new production from recompletion projects during 2010 and the first nine months of 2011 and an increase in average oil and gas prices of $18.00 per Bbl and $0.02 per Mcf. The $830,468 decrease in oil and gas revenue during the first nine months of 2011 represents a decrease of $1,406,983 related to the equivalent production increase partially offset by an increase of $576,515 related to the increase in oil and gas prices.

Gathering Revenue and Expense

Gathering revenue and expense during the first nine months of 2010 represents the income earned from third-party working interest owners in the wells we operated (our share of gathering revenue was eliminated against the transportation expense included in our lease operating costs) and the expenses incurred from our gathering system in the Riverbend area constructed during 2004 and 2005. We sold our gathering assets during February 2010, as described in Note 4 — Asset Sales of the accompanying consolidated condensed financial statements, which eliminated these revenues and expenses after February 2010.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Nine Months Ended September 30,
	2011	2010

Direct operating expenses and overhead	$3,076,500	$3,108,021
Workover expense	1,425,307	246,282
Total operating expenses	$4,501,807	$3,354,303
Operating expenses per Mcfe	$1.50	$1.02

Production and property taxes	$629,440	$539,434
Production and property taxes per Mcfe	$0.21	$0.16

Total lease operating expense	$5,131,247	$3,893,737

Total lease operating expense per Mcfe	$1.71	$1.18

Lease operating expense increased $1,237,510 during the first nine months of 2011 compared with the first nine months of 2010. The increase is primarily due to higher workover expenses related to the removal of critical velocity reduction strings, modification of cap strings and scale treatment and removal from existing wells during the first nine months of 2011.

Transportation and Processing

Transportation and processing costs were $2,147,660 ($0.72 per Mcfe) and $1,926,145 ($0.59 per Mcfe) during the nine months ended September 30, 2011 and 2010, respectively. The increase of $221,515 reflects nine months of these costs in 2011 versus seven month of these costs in 2010 because prior to the sale of our gathering system during February 2010. The increase in these costs during 2011 is partially offset by production decrease and the refund of certain processing costs associated with our natural gas liquids as previously discussed.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Nine Months Ended September 30,
	2011	2010

Total general and administrative costs	$3,932,987	$5,048,867
General and administrative costs allocated to drilling, completion and operating activities	(1,168,497)	(1,113,549)
General and administrative expense	$2,764,490	$3,935,318
General and administrative expenses per Mcfe	$0.92	$1.19

Total stock-based compensation costs	$332,350	$1,205,824
Stock-based compensation (costs) reduction in costs capitalized	359	1,729
Stock-based compensation	$332,709	$1,207,553
Stock-based compensation per Mcfe	$0.11	$0.37

Total general and administrative expense including stock-based compensation	$3,097,199	$5,142,871

Total general and administrative expense per Mcfe	$1.03	$1.56

General and administrative expense decreased by $2,045,672 during the first nine months of 2011 as compared with the first nine months of 2010 primarily as a result of $950,000 in severance payments we agreed to make to our former president and CEO in connection with his resignation during January 2010 and increased compensation expense due to the payment of non-management employee bonuses of approximately $300,000 related to the successful completion of  asset sales and purchases during the first six months of 2010 as further discussed in Note 4 — Asset Sales of the accompanying unaudited consolidated financial statements. Additionally, stock-based compensation expense decreased by $874,844 during the first nine months of 2011 as previously described.

Gain on Extinguishment of Debt

Gain on extinguishment of debt during the first nine months of 2010 represents the difference between the fair value of the 2015 Notes and the debt conversion derivative as compared to the carrying value of the 2011 Notes less unamortized debt issuance costs that were exchanged for such 2015 Notes in a transaction that closed on June 25, 2010.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, we adopted ASC guidance that requires enhanced disclosure detail in the Level 3 reconciliation for fair value measurements. The adoption had no impact on our consolidated financial position, results of operations or cash flows. Refer to Note 10 — Fair Value Measurement of the accompanying unaudited condensed consolidated financial statements for further details regarding our assets and liabilities measured at fair value.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, expectations with respect to our liquidity and capital resources, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements express, or are based on, our current expectations or forecasts about future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “plan,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Quarterly Report or otherwise expressed by us are, to the knowledge and in the judgment of our management, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties (some of which are beyond our control) which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under Part I, Item 1A “Risk Factors” and elsewhere in our 2010 10-K and under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report.

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

•                  our ability to refinance our Credit Facility upon maturity, and the terms of any such refinancing;

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

•                  competition and regulation; and

•                  plans, objectives and expectations.

Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these factors.  All subsequent written and oral forward-looking statements made by us are expressly qualified in their entirety by these factors.  Readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date made. We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

GLOSSARY OF NATURAL GAS AND OIL TERMS

The following is a description of the meanings of some of the natural gas and oil industry terms that may be used in this Quarterly Report.

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

Standardized Measure of Discounted Future Net Cash Flows.  The discounted future net cash flows relating to proved reserves based on average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period and period-end costs and statutory tax rates (adjusted for permanent differences) and a 10% annual discount rate.

Stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. This classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic test wells are classified as (a) “exploratory type,” if not drilled in a proved area, or (b) “development type,” if drilled in a proved area.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2010 10-K.

We are exposed to a variety of market risks, including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2011, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in commodity prices chosen for the following estimated sensitivity analyses are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in commodity prices and interest rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Commodity Price Risk

Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of September 30, 2011, our derivative instruments consisted of one swap agreement for our 2011 production and one costless collar agreement for our production from January 1, 2012 through December 31, 2012. At recent production levels, approximately 19% of our net production volumes have been hedged through these instruments. The counterparty in each of these instruments is the Administrative Agent under the Credit Facility. As of September 30, 2011, the fair value of these agreements is a current asset of $318,143 and a noncurrent asset of $53,772. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:

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

Our swap agreement as of September 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty payer	Floating Price (a) Gasco payer
Swap	10/11 — 12/11	2,000 MMBtu/day	$4.00/MMBtu	NW Rockies

(a)                        Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

Our costless collar agreement as of September 30, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	1/12 — 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)                        Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the nine months ended September 30, 2011 and including the impact of the commodity derivative instruments in place as of September 30, 2011, our annual revenue would increase or decrease by approximately $39,000 for each $1.00 per barrel change in crude oil prices and $376,000 for each $0.10 per Mcf change in natural gas prices.

Warrant Derivative Risk

On June 15, 2011, we issued the June Warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued the August Warrants to purchase 11,500,000 shares of common stock.  The Warrants have an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 3 — Stock Offerings of the accompanying unaudited condensed consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. Based on the fair value calculation as of September 30, 2011, the warrant derivative liability would decrease by approximately $2.4 million for  $0.10 decrease in the trading price of our common stock.

Interest Rate Risk

We do not currently use interest rate derivatives to mitigate our exposure, including under our Credit Facility, to the volatility in interest rates. A 1.0% increase in interest rates on the average borrowings outstanding during the first nine months of 2011 would increase interest expense by approximately $80,000 per year.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting during the Third Quarter of 2011

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

For a discussion of our legal proceedings please see Note 12 — Legal Proceedings of the accompanying unaudited condensed consolidated financial statements included herein.  We do not expect the outcome of any of pending proceedings to have a material adverse affect on our financial position, results of operations or cash flows.

Item 1A - Risk Factors

Except as noted below, information about material risks related to our business, financial condition and results of operations for the nine months ended September 30, 2011 does not materially differ from that set out in Part I, Item 1A “Risk Factors” of our 2010 10-K and in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Our Credit Facility matures on March 26, 2012.  If we are unable to secure adequate alternative financing to replace the Credit Facility, our liquidity and results of operations may be materially adversely affected.

Our current Credit Facility expires on March 26, 2012, and we do not expect the maturity date of the Credit Facility to be extended. We are discussing alternative borrowing arrangements with other lenders and while we currently believe that we will be able to find a replacement lender, there can be no assurance that we will be able to obtain adequate alternative financing on acceptable terms or at all.  For example, our recent results of operations and volatility in oil and gas prices as well as in the domestic credit and capital markets generally may negatively affect the availability and terms of financing.  If we were to secure an alternative borrowing arrangement, we expect that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of our current Credit Facility.  If we are unable to secure an alternative borrowing arrangement but are able to repay any amounts understanding under the Credit Facility at maturity with cash on hand, we will nevertheless lose a primary source of liquidity and be required to fund our business and operations going forward without outside capital.  There is no guarantee that we will be able to do so, in which case we may have to significantly reduce our spending and may be unable to execute our existing short-term or long-term business plan, and our liquidity and results of operations may be materially adversely affected.  Further, if we are unable to secure an alternative borrowing arrangement and are unable to repay any amounts outstanding at maturity with cash on hand, we would be in default under the Credit Facility as well as under the indenture governing the 2015 Notes, which would also require repayment of the outstanding principal, interest and liquidated damages, if any, on the notes.  In such event, we may consider a sale of our company, our assets or a voluntary reorganization in bankruptcy, or we could be forced into an involuntary reorganization in bankruptcy.

Item 6 — Exhibits

The following is a list of exhibits filed or furnished (as indicated) as part of this Quarterly Report.  Where so noted, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Exhibit

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

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

3.5

Certificate of Amendment to Articles of Incorporation, dated September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated September 15, 2010, filed on September 20, 2010, File No. 001-32369).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 28, 2011, filed on July 29, 2011, File No. 001-32369).

10.1#	Gasco Energy, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 30, 2011, filed on August 9, 2011, File No. 001-32369).

10.2

Gas Processing Agreement, dated September 21, 2011 by and between Gasco Energy, Inc. and Chipeta Processing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.3

Letter Agreement to Amend the Gas Gathering and Processing Agreement, dated September 20, 2011 by and between Gasco Energy, Inc. and Monarch Natural Gas, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.4*#	Form of Stock Appreciation Right Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

GASCO ENERGY, INC.

Date: November 1, 2011	By:	/s/ Peggy A. Herald
Peggy A. Herald, Vice President and
Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K/A dated January 31, 2001, filed on February 16, 2001, File No. 000-26321).

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

3.5

Certificate of Amendment to Articles of Incorporation, dated September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated September 15, 2010, filed on September 20, 2010, File No. 001-32369).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 28, 2011, filed on July 29, 2011, File No. 001-32369).

10.1#	Gasco Energy, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 30, 2011, filed on August 9, 2011, File No. 001-32369).

10.2

Gas Processing Agreement, dated September 21, 2011 by and between Gasco Energy, Inc. and Chipeta Processing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.3

Letter Agreement to Amend the Gas Gathering and Processing Agreement, dated September 20, 2011 by and between Gasco Energy, Inc. and Monarch Natural Gas, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.4*#	Form of Stock Appreciation Right Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

#      Identifies management contracts and compensatory plans or arrangements.