Form 10-K
period 2011-12-31
GASCO ENERGY INC
filed 2012-03-28
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.0001 PAR VALUE	NYSE AMEX LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the shares of common stock outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $32,877,444 based on a price of $0.22 per share, which was the closing price per share as reported on the NYSE Amex on such date. As of March 28, 2012, 169,499,981 shares of common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of December 31, 2011. Other items incorporated by reference are listed in the Exhibit Index of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 the (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts included in this report, including, without limitation, statements regarding Gasco Energy, Inc. and its consolidated subsidiaries’ (collectively, “Gasco,” the “Company,” “we,” “our” or “us”) future financial position, expectations with respect to liquidity and capital resources, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements.  These statements express, or are based on, our current expectations or forecasts about future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “plan,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Form 10-K or otherwise expressed by the Company are, to the knowledge and in the judgment of management of the Company, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties (some of which are beyond the Company’s control) which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Known material factors that could cause actual results to differ materially from expected results are discussed in (1) Part I, “Item 1A— Risk Factors,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A—Quantitative and Qualitative Disclosure About Market Risk” and elsewhere in this report, and (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”).  Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

The following are among the important factors that could cause future results to differ materially from any projected, forecasted, estimated or budgeted amounts that we have discussed in this report:

•                  our ability to maintain adequate cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and grow our operations;

•                  our ability to secure adequate alternative financing to replace our revolving credit facility, and the terms of any such financing;

•                  overall demand for natural gas and oil in the United States and related fluctuations in natural gas and oil prices, upon which our operating results are directly dependent and which impact our ability to produce economically and may affect our borrowing base under any future credit agreement;

•                  our ability to successfully operate our business within the restrictions imposed on us by our debt agreements;

•                  any requirement that we write down the carrying value of our oil and gas properties due to reductions in natural gas and oil prices or substantial downward adjustments to our estimated proved reserves;

•                  our ability to manage interest rate and commodity price exposure;

•                  any failure by the gatherer of our natural gas, which would negatively affect our ability to deliver our natural gas production for sale;

•                  marketing of oil and natural gas;

•                  pipeline constraints;

•                  estimated reserves of natural gas and oil and underlying assumptions of such estimated reserves;

•                  operating hazards inherent to the natural gas and oil business and the drilling of wells;

•                  acquisition and development of oil and gas properties, and replacement of reserves;

•                  delays in obtaining drilling permits and the timing and amount of future production of natural gas and oil;

•                  technological changes;

•                  competition;

•                  scope and extent of our insurance coverage;

•                  title defects and deficiencies;

•                  federal and state regulatory or legislative developments, including with respect to environmental matters;

•                  shortages of supplies, equipment and personnel, and increases in operating costs and other expenses generally;

•                  general economic conditions in the United States and key international markets, including credit and capital market constraints; and

•                  our ability to remain in compliance with the NYSE Amex’s continued listing requirements.

Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these factors.  All subsequent written and oral forward-looking statements made by the Company are expressly qualified in their entirety by these factors.  Readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date made. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Present value of future net revenues or present value of discounted future net cash flows or present value or PV-10.  The pre-tax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. PV-10 is a non-GAAP financial measure.  For a discussion of PV-10 and standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure, see “Item 2. Properties—Oil and Natural Gas Properties.”

Productive well.  A producing well is a well that is found to be mechanically capable of production.

Prospect.  A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved area.  The part of a property to which proved reserves have been specifically attributed.

Proved developed oil and gas reserves.  Proved developed oil and gas reserves are reserves that can be expected to be recovered: through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved reserves or proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved properties.  Properties with proved reserves.

Proved undeveloped reserves.  Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

PART I

ITEM 1 - BUSINESS

Overview

We are a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations. As of December 31, 2011, we held interests in 184,612 gross (127,653 net) acres located in Utah, California and Nevada. As of December 31, 2011, we held an interest in 135 gross (81.4 net to our interest) producing wells and three gross (three net) shut-in wells located on these properties.

We were incorporated on April 21, 1997 under the laws of the State of Nevada.  We operated as a shell company until December 31, 1999.

2011 and Recent Highlights

Uinta Basin Joint Venture

On March 22, 2012, we closed a previously announced transaction (the “Uinta Basin Transaction”) whereby, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 23, 2012, between our wholly owned subsidiary, Gasco Production Company, and Wapiti Oil & Gas II, L.L.C. (“Wapiti”), and a Closing Agreement (the “Closing Agreement”) dated March 22, 2012, we (i) sold to Wapiti an undivided 50% of our interest in certain of our Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note payable by Wapiti and (ii) transferred to Wapiti an undivided 50% of our interest in our Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets. To memorialize certain mutual agreements relating to the closing of the Uinta Basin Transaction, Gasco Production Company and Wapiti entered into the Closing Agreement, which among other things, amended the Purchase Agreement to exclude certain producing oil and gas assets and properties being sold to Wapiti under the Purchase Agreement (the “Excluded Properties”) because Gasco Production Company did not receive the required consent to sale from another working interest owner in those properties.  The Excluded Properties are being retained by Gasco Production Company and, as a result, the purchase price under the Purchase Agreement was reduced by the values allocated to such Excluded Properties.

As part of the Uinta Basin Transaction, Gasco Production Company entered into a Development Agreement (the “Development Agreement”) with Wapiti, which includes terms and conditions of a drilling program agreed to by the parties.

Of Wapiti’s $30.0 million funding commitment, $15.0 million will be paid on our behalf, and we have agreed to provide an additional $7.5 million of drilling and completion costs. Accordingly, the total program will be $37.5 million; provided that, if on February 23, 2013, the five-year New York Mercantile Exchange (“NYMEX”) natural gas strip pricing is at least $5.00/MMBtu, the drilling and completion program will be expanded by $6.25 million to $43.75 million with Wapiti paying for $5.0 million of the additional costs.

The drilling and completion program will continue until Wapiti’s funding commitment has been fully expended or for a shorter period, if the Operating Committee (as defined below) votes to cease the drilling program after Wapiti has expended $10.0 million on drilling and completion costs related to the program wells (the “Drilling Term”).  We may suspend the drilling program, including the expenditure of Wapiti’s funding commitment, for up to six months if certain governmental environmental studies have not been completed by the time that $23.6 million of Wapiti’s funding commitment has been expended.

With respect to wells drilled pursuant to the drilling program, the net revenue interest attributable to such wells from the closing through the time when the cumulative proceeds received by Wapiti from such wells equals the amount of costs actually paid by Wapiti in respect of such wells and the drilling program (such time, “Payout”), will be allocated 32.5% to us and 67.5% to Wapiti. After Payout, the net revenue interest will be allocated in proportion to the actual net revenue interests of the parties in such wells.  With respect to each well drilled pursuant to the drilling program, (i) all drilling and completion costs will be borne (a) during the Drilling Term, 20% by us and 80% by Wapiti, (b) after the Drilling Term but before Payout, 32.5% by us and 67.5% by Wapiti, and (c) after Payout, in proportion to the actual working interests of the parties in such wells, and (ii) all other working interest costs will be borne (x) before Payout, 32.5% by us and 67.5% by Wapiti, and (y) after Payout, in proportion to the actual working interests of the parties in such wells.

Subject to the terms of the Development Agreement, we will manage the operations contemplated by the drilling program.  Except for the subject assets that are already subject to joint operating agreements with third parties, the operation of (i) a portion of the subject assets will be subject to an agreed upon joint operating agreement (a “JOA”), which names Gasco Production Company as operator of record, and (ii) the remaining portion of the subject assets will be subject to an agreed upon JOA, which names Wapiti as operator of record.  Gasco Production Company and Wapiti also entered into a contract operating agreement naming Gasco Production Company as contract operator with respect to the portion of the subject assets for which Wapiti is named as operator of record.  We and Wapiti have formed an Operating Committee (the “Operating Committee”) to oversee generally the drilling program and operations in the project area and to approve certain matters specified in the Development Agreement. The Operating Committee will consist of two members from each of us and Wapiti, with the members appointed by each party having an aggregate 50% vote.

The Development Agreement also contains transfer restrictions on each of our and Wapiti’s ability to transfer its respective interests in the subject assets. The Development Agreement also contains a customary area of mutual interest provision covering the Project Area. With certain limited exceptions, the Development Agreement will remain in effect during the Drilling Term; however, after the six-month anniversary of the end of the Drilling Term, the Development Agreement may be terminated by either us or Wapiti upon six months’ advance notice.

The foregoing description of the transaction with Wapiti, including the Purchase Agreement, the Closing Agreement and the Development Agreement, do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, the Closing Agreement and the Development Agreement, which are attached as exhibits to our Current Report on Form 8-K filed on March 28, 2012 and are incorporated herein by reference. Please see Note 22 — Subsequent Events, of the accompanying consolidated financial statements.

We used approximately $10.5 million of the proceeds from the transaction to repay the borrowings under our credit facility, and we will use the remaining proceeds for capital expenditures, working capital, acquisitions of oil and natural gas properties and other general corporate purposes.

Amended and Restated Monarch Agreement

On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch Natural Gas, LLC, a Delaware limited liability company (“Monarch”) which amends, restates and replaces the Gas Gathering and Processing Agreement dated March 1, 2010, as subsequently amended by that certain letter agreement dated September 20, 2011 (the “Existing Monarch Agreement”).  Pursuant to the terms of the Existing Monarch Agreement, we dedicated the gas production from all of our Utah acreage to Monarch and Monarch agreed to provide gathering, compression and processing services to us.

Under the Amended and Restated Monarch Agreement, Monarch agreed, among other things, to (a) release and waive its rights to process the first 50,000 MMBtu/day of our gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The Excluded Production may be reduced if we fail to meet certain drilling investment targets.  The term of the Amended and Restated Monarch Agreement extends through February 28, 2025, and, for wells that are already connected to Monarch’s gathering system on February 28, 2025, for so long as our gas can be produced in commercial quantities from such wells.

Credit Facility

As a result of the completion of the semi-annual redeterminations of the borrowing base under our $250 million revolving credit facility, the borrowing base was decreased from $16 million to $15 million in May 2011, and was further decreased to $13 million effective November 1, 2011. As of December 31, 2011, there were loans in the amount of $8,544,969 and letters of credit in the amount of $25,195 outstanding under the credit facility. As of December 31, 2011, the unused borrowing base was approximately $4.4 million. In March 2012, we borrowed an additional $2 million under our credit facility and effective March 22, 2012, we repaid all of the borrowings outstanding our credit facility.

On March 22, 2012, in connection with the consummation of the Uinta Basin Transaction, we entered into a Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement, dated as of March 29, 2006, by and among us, certain of our subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the “Credit Agreement”). The Twelfth Amendment, among other things, (i) extends the maturity of the credit facility to June 29, 2012, (ii) permits the consummation of the Uinta Basin Transaction, (iii) reduces the availability of aggregate commitments under the credit facility to $25,195.25, and (iv) addresses letter of credit availability through maturity.

Stock Offerings

On June 15, 2011, we closed an underwritten registered offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were approximately $5.1 million, after deducting underwriting discounts and commissions and other offering expenses of approximately $892,000.

On August 3, 2011, we closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses of approximately $395,000.

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

We are using the net proceeds from both Offerings for capital expenditures, working capital, acquisitions of oil and natural gas properties, repayment of indebtedness and general corporate purposes.

Clean Water Act Compliance Order Matter

On October 3, 2011, we received a compliance order from the United States Environmental Protection Agency (“EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that we violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: once when we constructed an access road to a future well location in either 2004 or 2005 and once when we constructed an access road and a well pad in 2007 or 2008.  The compliance order directs us to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that we plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  We disagree with some of the factual contentions in the compliance order, and we have had a number of discussions with the EPA concerning the order.  If a successful resolution cannot be negotiated, we intend to evaluate our options, which may include challenging the compliance order in federal court, although whether such compliance order may be appealed at this stage of the administrative process is a contested issue that is currently before the United States Supreme Court.  We are not able to predict the outcome of this matter at this time.

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

Historically, our natural gas production has been gathered and processed by Monarch pursuant to the Gas Gathering and Processing Agreement effective March 1, 2010 between Monarch and us.  In connection with the Chipeta Processing Agreement, on September 20, 2011, we entered into a Letter Agreement to Amend the Monarch Processing Agreement.  On March 22, 2012, we entered into the Amended and Restated Monarch Agreement which amended and restated both of these prior agreements with Monarch.  See “Item 1—Business—2011 and Recent Developments—Amended and Restated Monarch Agreement.”

Green River Oil Wells

In December 2011, we began drilling two wells to the Green River Formation, both in which we currently own a 50% working interest. The Federal 34-19G-9-19 was successfully completed in three stages and the  Federal 23-30G-9-19 was completed in four stages in the oil-bearing Green River Formation.  The Federal 34-19G and the Federal 23-30G had initial 7 day average rates of 67 BOPD and 50 BOPD, respectively.  The wells continue to produce as expected.

Completion Operations

During 2011, we recompleted five gross (4.25 net, or 2.12 net after the closing of the Uinta Basin Transaction) natural gas wells in the Uinta Basin, Utah to target up-hole pay zones in the existing wellbores. As of December 31, 2011, we operated 135 gross wells and we currently have an inventory of 15 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities. We contract drilling rigs as needed and we do not currently have a rig under contract.

California Projects

Northwest McKittrick. The operator of this shallow oil prospect continues to work with the applicable California state agencies to acquire the appropriate permits.  Progress has been slowed due to California state budget issues and forced furloughs affecting the regulatory agencies.  While some progress has been made, final approval is still pending from Federal and California agencies.

Willow Springs. The operator of this oil prospect has drilled and reached total depth on the initial well. The operator has run a seven inch liner to total depth with the intent of testing the well.  It is anticipated that the well will be tested within the next 45 to 60 days.

Antelope Valley. The operator of these oil and liquids-rich prospects is currently processing and interpreting the 3-D seismic data over the Antelope Valley prospects.  Our agreement with the operator requires that the initial earning well be spud during the first half of 2012.

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

Nevada Project

During October 2011, we entered into an agreement related to our Nevada project consisting of approximately 74,000 gross and net acres located within White Pine and Elko Counties of Nevada.  The counterparty to the agreement agreed to pay all delay rentals on this acreage and we will retain a small overriding interest on any drilling projects that may occur in the future. Because we have effectively relinquished control of this acreage and the value of any potential overriding interest in the future is uncertain, we reclassified the costs of this acreage of $660,000 from unproved properties into proved properties during 2011.

Director Stock Appreciation Right and Stock Option Grants

Effective October 1, 2011, our non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, we granted stock appreciation rights (the “October SARs”) related to a total of 500,000 shares of our common stock to these directors. The October SARs provided the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) the fair market value of one share of common stock on the date of exercise, over (ii) $0.25, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised (“Appreciation Amount”). The October SARs vested on January 31, 2012 and were automatically exercised on February 1, 2012. Since the market value of the common stock was lower than $0.25, no payments were made.

Effective February 28, 2012, we granted another stock appreciation rights award (“February SARs”) related to a total of 1,000,000 shares of our common stock to these directors.  The February SARs provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) (A) the fair market value of one share of common stock on the date of exercise or (B) $2.00, over (ii) $0.30, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised. The February SARs vest on January 31, 2013 and will be automatically exercised on February 1, 2013.

Additionally, effective February 28, 2012, we granted a total of 500,000 options to purchase common stock with a strike price of $0.30 per share to our non-employee directors. The options have a two year vesting period and expire five years from the grant date.

Appointment of New Vice President of Business Development and Operations

Effective March 1, 2012, we hired Mr. Richard P. Crist as Vice President, Business Development and Exploration, a newly created position that will add additional experience and expertise to our senior management team.

Markets and Customers

We focus our exploitation activities on locating natural gas and petroleum.  The success of our operations is dependent primarily upon prevailing and future prices for natural gas and, to a lesser extent, oil.  Higher market prices may allow us to produce more natural gas or oil economically and therefore would positively impact our financial condition.  Conversely, declines in natural gas or oil prices may have a material adverse affect on our financial condition, profitability and liquidity.  Natural gas and oil commodity prices are set by broad market forces, which have historically been and will likely continue to be volatile in the future.  Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control. Natural gas currently is selling at significantly lower prices than oil on an energy equivalent basis due to excess natural gas in storage and excess production compared to demand. Significant or extended price declines may adversely affect the amount of oil and natural gas that we can produce economically.

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

Because we do not own or operate any natural gas pipelines or distribution facilities, we rely on third parties to construct and operate additional interstate pipelines to increase our ability to bring our production to market.  Any significant change affecting these facilities or our failure to obtain timely access to existing or future facilities on acceptable terms could restrict our ability to conduct normal operations.  Delays in the commencement of operations of new pipelines, the unavailability of new pipelines or other facilities due to market conditions, mechanical reasons or otherwise could have an adverse impact on our results of operations and financial condition.

The Amended and Restated Monarch Agreement currently covers the gathering, processing, compressing and delivery of our gross production of natural gas from all of our Utah acreage from wellheads to points of sale. The gas gathering agreement provides for a gathering rate of $0.4635 per MMBtu, plus 5% of the proceeds from the sale of natural gas and natural gas liquids.

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

Historically, nearly all of our sales have been to a few customers. The majority of our production was sold to one customer, Anadarko Petroleum Corporation (“Anadarko”), during each of the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, purchases by the following companies exceeded 10% of our total oil and natural gas revenues.

	For the Years Ended December 31,
	2011	2010	2009

Revenues associated with EnWest Marketing LLC (“EnWest”) purchases	$2,974,294	$2,604,206	$1,916,757
Revenues associated with Anadarko purchases	$14,339,564	$16,294,083	$13,173,402

Percentage of oil and natural gas revenues attributable to:
EnWest	16%	13%	12%
Anadarko	78%	83%	84%

While Anadarko and EnWest currently purchase the majority of our production, we do not believe that the loss of a single purchaser, including Anadarko and EnWest, would materially affect our business because there are other potential purchasers in the areas in which we sell our production.

Competition

Our natural gas and petroleum exploitation development and production activities take place in a highly competitive and speculative business atmosphere.  In seeking suitable natural gas and petroleum properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators.  Many of our competitors have greater financial resources than we do, have been engaged in the exploration and production business for a much longer time than we have or not only explore for and produce, but also market natural gas and oil and other products on a regional, national or worldwide basis. Many of our competitors also have a substantially larger operating staff than we do.  These competitors may be able to pay more for productive natural gas and oil properties and exploratory prospects and define, evaluate, bid for and purchase a greater number of properties and prospects than us.  In addition, these competitors may have a greater ability to continue exploration activities during periods of low market prices.  Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

As discussed under “Item 1A—Risk Factors,” we are required to obtain drilling and right of way permits for our wells, and there is no assurance that such permits will be available timely or at all.

The prices of our products are controlled by regional, domestic and world markets.  However, competition in the petroleum and natural gas exploitation, development and production industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product.  We, and the projects in which we participate, are relatively small compared to other petroleum and natural gas exploitation, development and production companies. As a result, we may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of the oil or natural gas we produce. We also face competition in obtaining natural gas and oil drilling rigs and in providing the manpower to operate them, as well as providing related services.

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

Industry and Geographic Information

We operate in one industry segment, which is the exploitation, development and production of natural gas and petroleum.  Our current operational activities are conducted in, and our consolidated revenues are generated from markets principally within the Rocky Mountain region of the United States, and we have no long-lived assets located outside the United States.

Governmental Regulations and Environmental Laws

We are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of permits before drilling commences, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, require capital expenditures to limit or prevent emissions or discharges, and place restrictions on the management of wastes.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.  Any changes in environmental laws and regulations that result in more stringent and costly waste handling, disposal or cleanup requirements could have an adverse effect on our operations.  While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this trend will continue in the future.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has adopted regulations under existing provisions of the CAA that will require a reduction in emissions of GHGs from future year motor vehicles and also will trigger Title V permit requirements and may trigger CAA prevention of significant deterioration (“PSD”) permit requirements for certain stationary sources of significant GHG emissions.  The EPA rules have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.  The EPA also published a final rule on November 30, 2010 expanding its existing GHG emissions reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations, beginning in 2012 for emissions occurring in 2011.

Congress also has actively considered legislation to reduce emissions of GHGs, although federal legislation to reduce GHG emissions appears to be less likely in the near term than it has in the recent past.  The adoption of any new federal legislation or regulations that requires additional reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce.

Additionally, more than one-third of the states, either individually or as part of regional initiatives, have begun taking actions to control and/or reduce emissions of greenhouse gases, as have a number of local governments. Although most of the regional and state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as coal-fired electric power plants, smaller sources of emissions could become subject to greenhouse gas emission limitations, allowance purchase requirements or other restrictions or costs. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods.  If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance.  Another possible consequence of climate change is increased volatility in seasonal temperatures.  The ultimate market for some of our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce.  Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages.  As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could have an adverse effect on our business.

Under the National Environmental Policy Act (the “NEPA”), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement (“EIS”) before issuing a permit that may significantly affect the quality of the environment. We have been working with the U.S. Bureau of Land Management (“BLM”) regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah.  The Notice of Availability for our final EIS was published in the Federal Register on March 16, 2012.  This begins a 30 day public comment period.  After the 30 day period is over, the BLM will take into consideration any final comments for input into a Record of Decision (ROD).If the BLM publishes a favorable ROD following the comment period, we will be allowed to drill up to approximately 1,300 wells in the development phase. Until the EIS process is completed, we will continue to be limited in the number of oil and gas wells that we can drill in the areas undergoing EIS review. While we do not expect that the EIS process will result in a significant curtailment in future oil and gas production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

Hydraulic fracturing is an essential and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations such as shales.  We expect to use hydraulic fracturing techniques in many of our future natural-gas drilling programs.  The process involves the injection of water, proppants, and additives under pressure into a targeted subsurface formation.  The water and pressure create fractures in the rock formations, which are held open by the proppants, such as sand, enabling the oil or natural gas to flow to the wellbore.  The process is typically regulated by state oil and natural-gas commissions, but the EPA recently asserted federal regulatory authority under the Safe Drinking Water Act over hydraulic fracturing activities involving diesel fuel additives and has begun the process of drafting guidance documents related to this newly asserted regulatory authority.  The EPA also recently announced in December 2011 its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing.  In addition, in August 2011, EPA proposed a new set of regulations under the CAA that would require that natural gas wells that are hydraulically fractured capture and control emissions during the so-called “flowback” phase that follows the actual fracturing.

Legislation referred to as the Fracturing Responsibility and Awareness of Chemicals Act has been introduced in the last several sessions of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.  In the event that new federal restrictions relating to the hydraulic fracturing process are adopted, we may incur additional costs to comply that may be significant, and we also could become subject to additional permitting requirements aor experience added delays or curtailment in the pursuit of exploration, development, or production activities.  Moreover, mandatory disclosure of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, which event could further delay or curtail our development and production efforts.

There are also multiple governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices.  The EPA has commenced a comprehensive study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods.  Also, the Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.  These ongoing or proposed reviews, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

Certain states, including states with substantial oil and gas production like Texas and Colorado, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations.  For example, Texas adopted a law in 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic fracturing process.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities.  Nonetheless, in the event state or local legal restrictions are adopted in areas where we are currently operating or conduct operations in the future, we may incur additional costs to comply with such requirements that may be significant, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

Corporate Office

Our corporate office is located at 8 Inverness Drive East, Suite 100, Englewood, Colorado, where we lease 11,840 square feet. In March 2012, we entered into a new lease through May 31, 2017.

Insurance Matters

As is common in the oil and natural gas industry, we do not insure fully against all risks associated with our business either because such insurance is unavailable or because premium costs are considered prohibitive.  A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations or cash flows.  We maintain insurance at customary industry levels to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of certain prohibited substances into the environment.  Such insurance might not cover the complete amount of such a claim and would not cover fines or penalties for a violation of an environmental law.  In analyzing our operations and insurance needs, we compare premium costs to the likelihood of material loss of production. Based on this analysis, we carry the following policies: property insurance, commercial general liability, umbrella liability, fiduciary liability, and control of well.

Employees

As of March 28, 2012, we had 25 full-time employees.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference

Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

Our internet address is www.gascoenergy.com.  We make available free of charge on or through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. None of the information on our website should be considered incorporated into or a part of this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

Described below are known material risks that we believe are applicable to our business and the oil and natural gas industry in which we operate. There may be additional risks that are not presently material or known to us. You should carefully consider each of the following material risks and all other information set forth in this Annual Report on Form 10-K.

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected and you could lose part or all of your investment in our securities.

Risks Related to Our Liquidity and Indebtedness

We have incurred losses and may continue to incur losses in the future. In addition, we have a significant accumulated deficit as of December 31, 2011.

During the years ended December 31, 2011 and 2009, we incurred net losses of $7,301,645 and $50,188,171, respectively.  During these periods, our cash flows were insufficient to provide working capital for our ongoing overhead, the funding of our lease acquisitions and the exploration and development of our properties. Because we may face similar shortfalls in the future, and in light of the volatile nature of commodity prices and other uncertainties described in this “Item 1A— Risk Factors” and elsewhere in this Annual Report on Form 10-K, we may be unable to successfully develop any prospects that we have or acquire any additional properties without adequate financing and we may not achieve profitability from operations in the near future or at all. Our failure to achieve profitability in the future could materially adversely affect the trading price of our common stock as well as our ability to raise additional capital to fund our operations.  Furthermore, as of December 31, 2011, we had an accumulated deficit of $222,575,765.

We may not be able to generate adequate cash flow from operations or obtain adequate financing to fund our capital expenditures, meet working capital needs or grow our operations.

We will require significant additional capital to fund our future drilling activities and to meet our future debt maturities. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to service our indebtedness, meet our working capital needs and achieve our planned growth and operating results. We have relied in the past primarily on the issuance of equity, borrowings under our revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and related leases. Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospects with the possible loss of our properties. This could cause us to alter our business plans, including further reducing our exploration and development plans.

In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for oil and gas exploration and production activities and for working capital purposes. We intend to fund our anticipated cash requirements through the first quarter of 2013, including our 2012 capital budget of $5.0 million primarily through cash on hand and cash flows from operations, although we cannot assure you that cash on hand and cash flows from operations will be sufficient to fund such requirements.

Our credit facility will mature in June 2012 and we will be required to repay all of the outstanding borrowings thereunder. We are discussing alternative borrowing arrangements with other lenders and while we currently believe that we will be able to find a replacement lender and enter into a new credit facility, there can be no assurance that we will be able to obtain adequate alternative financing on acceptable terms or at all.  An inability to access future borrowings may materially limit our ability to fund or increase our operating budget and to execute our growth plans.

If we need additional liquidity for future activities, we may be required to consider several options for raising additional funds, such as selling securities, selling assets or executing farm-outs or similar arrangements, but we may be unable to complete any of these transactions on terms acceptable to us or at all. Any financing obtained through the sale of our equity will likely result in substantial dilution to our stockholders.

Our failure to obtain the financial resources necessary to fund our planned activities and service our debt and other obligations could materially and adversely affect our business, financial condition and results of operations.

Our credit facility will mature in June 2012.  If we are unable to secure adequate alternative financing to replace the credit facility, our liquidity and results of operations may be materially adversely affected.

Our credit facility will mature in June 2012, at which time we will be required to repay all of the outstanding borrowings thereunder. We are discussing alternative borrowing arrangements with other lenders and while we currently believe that we will be able to find a replacement lender, there can be no assurance that we will be able to obtain adequate alternative financing on acceptable terms or at all.  For example, our recent results of operations and volatility in oil and gas prices as well as in the domestic credit and capital markets generally may negatively affect the availability and terms of financing.  If we were to secure an alternative borrowing arrangement, we expect that such arrangement could include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of our previous credit facility.  If we are unable to secure an alternative borrowing arrangement, we will lose a primary source of liquidity.  There is no guarantee that we will be able to do so, in which case we may have to significantly reduce our spending and may be unable to execute our existing short- or long-term business plan, and our liquidity and results of operations may be materially adversely affected.

Lack of access to the credit market could negatively impact our ability to operate our business and to execute our business strategy.

Due to the changes in the global credit market in the recent past, there has been deterioration in the credit and capital markets and access to financing is limited and uncertain.  If the capital and credit markets continue to experience weakness and the availability of funds remains limited, we may incur increased costs associated with any additional financing we may require for future operations or we may be unable to obtain such financing at all.  For example, we may be unable to secure adequate alternative financing to replace our revolving credit facility which will expire in June 2012.  Our suppliers may also be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.

In addition, some financial institutions and insurance companies have reported significant deterioration in their financial condition. Our forward-looking statements assume that the lenders, insurers and other financial institutions with whom we do business will be able to fulfill their obligations under the various credit agreements, insurance policies and contracts that we may have with such parties.  If these third parties were unable to perform under such agreements, and if we were unable to find suitable replacements at a reasonable cost, our results of operations, liquidity and cash flows could be adversely impacted.

Our debt agreements impose restrictions on us that may affect our ability to successfully operate our business.

Our debt agreements, including our credit facility which expires in June 2012 and the indenture governing our 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) and any future credit agreement, impose certain operational and financial restrictions on us that limit our ability to:

•       incur additional indebtedness;

•       create liens;

•       sell our assets to, or consolidate or merge with or into, other companies;

•       make investments and other restricted payments, including dividends; and

•       engage in transactions with affiliates.

Generally, the restrictions under our debt agreements could limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities.

Our failure to comply with any material provision or covenant of our debt agreements could result in a default which would, absent a waiver or amendment, require immediate repayment of the related outstanding indebtedness as well as any other indebtedness subject to a cross-default provision.  If this were to occur, we cannot assure you that our assets would be sufficient to repay in full the money owed to our debt holders.  In addition, to the extent it was necessary to address any anticipated covenant compliance issues prior to default, we may be required to sell a portion of our assets or issue additional securities, which would be dilutive to our existing shareholders.  Given the condition of current credit and capital markets, any sale of assets or issuance of additional securities may not be available on terms acceptable to us or at all.

Lower oil and natural gas prices could negatively impact our borrowing base under any future credit facility.

The amount available for borrowing under any future credit facility that we may enter into will most likely be subject to a borrowing base, which would be determined by future lenders taking into account our estimated proved reserves. The decline in oil and natural gas prices has adversely affected the value of our estimated proved reserves and, in turn, any pricing assumptions that could be used by future lenders to determine our borrowing base. If commodity prices remain at current levels or further decline in the future, they will have similar material adverse effects on our reserves and any future borrowing base determinations.

Risks Related to Our Business and Industry

Lower oil and natural gas prices and other factors, including downward revisions of the present value of our proved reserves and increased drilling expenditures without current additions to proved reserves, have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values. We are subject to the full cost ceiling limitation which has resulted in past write-downs of estimated net reserves and may result in a write-down in the future if commodity prices continue to decline.

We may be required to write down the carrying value of our gas and oil properties when gas and oil prices are low or if there are substantial downward adjustments to our estimated proved reserves, increases in the estimates of development costs or deterioration in exploration results. Because we have elected to use the full-cost accounting method, we are subject to quarterly calculations of a “ceiling” or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet.  As explained below, the discounted present value of our proved reserves is a major component of the ceiling calculation and the risk that we will be required to write down the carrying value of oil and natural gas properties increases when natural gas and oil prices are depressed or volatile.  Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings.

Under the full cost method of accounting, capitalized gas and oil property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas and oil reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value, if lower, of unproved properties and the costs of any property not being amortized.

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

As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per Bbl and $2.36 per Mcf by $41,000,000. Therefore, impairment expense of $41,000,000 was recorded during the year ended December 31, 2009.

Our evaluation of impairment of unproved properties incorporates our expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices. Investments in unproved properties with a carrying value of approximately $36,938,162 as of December 31, 2011, including capitalized interest costs, are assessed periodically to ascertain whether impairment has occurred. Impairments in such properties may result from lower commodity prices, expiration of leases, inability to find partners, inadequate financing or unsuccessful drilling results. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. The amount of impairment assessed, if any, is added to the costs to be amortized, or is reported as a period expense, as appropriate. If an impairment of unproved properties results in a reclassification to proved oil and gas properties, the ceiling test cushion would be reduced.

We believe that the majority of our remaining unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further, or by making decisions that further exploration and development activity will not occur.

During 2011, we reclassified $660,000 of acreage costs in Nevada into proved property as we relinquished our control over this acreage to another party in exchange for a small overriding royalty interest on any future drilling projects. During 2010, we reclassified approximately $3,000,000 of acreage costs, primarily in Utah into proved property. This acreage represents the leases that expired during 2011 before we were able to develop them further and a decrease in the carrying value of our acreage based upon an independent appraisal as of December 31, 2010.

Lower oil and natural gas prices could negatively impact our ability to produce economically.

Lower natural gas and oil prices may not only decrease our revenue, but also adversely affect the amount of oil and natural gas that we can produce economically. A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or seek additional financing, which may not be available on acceptable terms or at all. This reduction may also result in our having to make substantial downward adjustments to our estimated proved reserves. For example, during 2009, the previous oil and gas reserves quantities decreased by approximately 6% primarily due to the decrease in gas prices used to estimate reserve quantities, from $4.63 per Mcf at December 31, 2008 to $2.85 per Mcf at December 31, 2009. This decrease in reserve quantities was partially offset by an increase in the oil price from $15.34 per Bbl at December 31, 2008 to $44.46 per Bbl at December 31, 2009. The price per barrel of oil reflects our blend of oil and condensate. If the prices for oil and gas decrease materially from year end 2011 prices, we will be unable to economically develop most of our acreage. Any of these factors could negatively impact our ability to replace our production and our future rate of growth.

Oil and natural gas prices are volatile. The extended decline in commodity prices has adversely affected, and in the future will continue to adversely affect, our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.

Our financial condition, operating results, and future rate of growth depend primarily upon the prices that we receive for our oil and natural gas. Prices also affect our cash flow available for capital expenditures and are likely to affect our ability to access funds under any future revolving credit facility and through the capital markets. Natural gas and oil commodity prices are set by broad market forces, which historically have been and are likely to remain volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

•                  changes in the global supply and demand for natural gas and oil;

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

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and interest rate fluctuations and other risks associated with our business.

To mitigate the impact of lower commodity prices on our cash flows, we entered into commodity derivative instruments through 2012.  See Note 6 — Derivatives of the accompanying consolidated financial statements for further discussion.

The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation.  In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012.  In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time.  The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

We have entered into a significant joint venture. This joint venture restricts our operational and corporate flexibility; actions taken by our joint venture partner may materially impact our financial position and results of operation; and we may not realize the benefits we expect to realize from this joint venture.

On March 22, 2012, we closed the Uinta Basin Transaction with Wapiti, and in connection with such closing, we (i) sold to Wapiti an undivided 50% of our interest in certain of our Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note payable by Wapiti and (ii) transferred to Wapiti an undivided 50% of our interest in our Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets. In addition, as part of the Uinta Basin Transaction, Gasco Production Company entered the Development Agreement with Wapiti, which includes terms and conditions of a drilling program to develop the subject properties.  The following aspects of this joint venture could materially impact Gasco:

•                  The development of these properties is subject to the terms and conditions of the Development Agreement with Wapiti, and we no longer have the flexibility to control the development of these properties.  For example, the Development Agreement sets forth required capital expenditure programs that each party must participate in unless the parties mutually agree to change such programs.  If we do not timely meet our financial commitments under the Development Agreement, our rights to participate in the joint venture will be adversely affected.  In addition, each joint venture party has the right to elect to participate in acreage acquisitions in certain a defined area of mutual interest.

•                  The Development Agreement assigns to each party designated areas over which that party will manage and control operations. We could incur liability as a result of action taken by our joint venture partner.

•                  In exchange for an undivided 50% of our interest in our Uinta Basin non-producing oil and gas assets, Wapiti has made a commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets, including the payment of $15 million of costs to be paid on our behalf.  Thus, the benefits we anticipate receiving in the joint venture depends in part upon the rate at which new wells are drilled and developed in the joint venture, which could fluctuate significantly from period to period.  Moreover, the performance of these third party obligations is outside of our control.  The inability or failure of Wapiti to pay its funding commitment, including costs to be paid on our behalf during the drilling term, could increase our costs of operations or result in reduced drilling and production of oil and gas or loss of rights to develop the oil and gas properties held by the joint venture.

•                  The Development Agreement prohibits, prior to the end of the drilling term, unless Wapiti consents in its sole discretion, any transfer of our interests in the joint venture assets.  These restrictions may preclude transactions that could be beneficial to our shareholders.

•                  Disputes between us and our joint venture partner may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

A failure by the gatherer of our natural gas to perform its obligations under our gas gathering agreement may negatively affect our ability to deliver our natural gas production for sale.

Pursuant to the Amended and Restated Monarch Agreement, a gas gathering agreement, we rely on Monarch to gather, process, compress and deliver our natural gas production from wellheads to points of sale.  Additionally, pursuant to the gas gathering agreement, Monarch is required to connect to the gathering system future wells that we drill within an area of mutual interest established thereunder. Any failure by Monarch or any successor thereto to timely perform its obligations under the gas gathering agreement may limit our ability to deliver production into the interstate pipeline where it is sold.  A delay or reduction in the amount of natural gas that we sell as a result of a failure by Monarch to timely perform such obligations or a delay or failure to connect future wells to the gathering system could have a material adverse effect on our business, financial condition or results of operations. Our agreement with Monarch will be modified upon the commencement of the Chipeta Processing Agreement. Please read “Item 1—Business—2011 and Recent Highlights—Amended and Restated Monarch Agreement” above.

Our ability to market the oil and natural gas that we produce is essential to our business. Pipeline constraints may limit our ability to sell production and may negatively affect the price at which we sell our production, which could have an adverse impact on our results of operations and financial condition.

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

We currently distribute the natural gas that we produce through a single interstate pipeline. Any constraints on the capacity of this pipeline could adversely affect our ability to sell production and, in certain circumstances, may limit our ability to sell any or all of our production in a given period. If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce. In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, if we increase our production through our drilling program or acquisitions.

Because we do not own or operate any natural gas lines or distribution facilities, we rely on third parties to construct additional interstate pipelines to increase our ability to bring our production to market.  Any significant change affecting these facilities or our failure to obtain timely access to existing or future facilities on acceptable terms could restrict our ability to conduct normal operations.  Delays in the commencement of operations of new pipelines, the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise could have an adverse impact on our results of operations and financial condition. Pipeline capacity constraint could also lead to heightened price competition on such pipeline, which would reduce the price at which we are able to sell the production that does flow. A reduction in the amount of natural gas that we can sell or the price at which such natural gas can be sold could have a material adverse effect on our business, financial condition or results of operations.

Further, interstate transportation and distribution of natural gas is regulated by the federal government through the Federal Energy Regulatory Commission (“FERC”). FERC sets rules and carries out administratively the oversight of interstate markets for natural gas and other energy policy.  Additionally, state regulators have powers over sale, supply and delivery of natural gas and oil within their state borders.  While we do employ certain companies to represent our interests before state regulatory agencies, our interests may not receive favorable rulings from any state agency, or some future occurrence may drastically alter our ability to enter into contracts or deliver natural gas to the market.

Approximately 5% of our proved reserves are classified as proved developed non-producing and may ultimately prove to be less than estimated.

At December 31, 2011, approximately 5% of our total proved reserves were classified as proved developed non-producing.  It will take substantial capital to recomplete or drill our non-producing reserves.  Our estimate of proved reserves at December 31, 2011 assumes that we will spend significant capital expenditures to develop these reserves, including an estimated $1.8 million in 2012.  Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

Our proved reserves are estimates and depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates that may turn out to be inaccurate. Any material inaccuracies in these in these reserve estimates or underlying assumptions could cause the quantity and value of our oil and gas reserves, and our revenue, profitability, and cash flow, to be materially different from our estimates.

Estimating accumulations of natural gas and oil is complex and inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological,

geophysical, engineering, production and other technical data the extent, quality and reliability of which can vary.  The process also requires certain economic assumptions, some of which are mandated by the SEC. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves.

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

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data.  The accuracy of the decline analysis method generally increases with the length of the production history.  Since most of our wells had been producing for less than ten years as of December 31, 2011, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine our estimates of proved reserves as of December 31, 2011.  As our properties are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data. These adjustments could result in downward revisions of our reserve estimates.

It should not be assumed that the present value of future net cash flows included herein is the current market value of our estimated proved oil and gas reserves.  In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the first-day-of-the-month commodity prices for the trailing twelve months and development and production costs on the date of estimate.  Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. This price and rate are not necessarily the most appropriate price or discount factor based on prices and interest rates in effect from time to time and risks associated with our reserves or the natural gas and oil industry in general. Current or actual future prices and costs may be materially higher or lower.  Actual future net cash flows also will be affected by factors such as:

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

The exploration and development of oil and natural gas properties involves substantial risks that may materially and adversely affect us.

Our future success will largely depend on the success of our exploration drilling program. The business of exploring for and producing oil and natural gas involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities.  The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to:

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

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.  Furthermore, our operations are conducted in the Rocky Mountain region of the United States. The weather in this area can be extreme and can cause interruption in our exploration and production operations. Severe weather can result in damage to our facilities entailing longer operational interruptions and significant capital investment. Additionally, our operations are subject to disruption from winter storms and severe cold, which can limit operations involving fluids and impair access to our facilities.

If we experience any one or more of these risks, our business, financial condition and results of operations could be materially and adversely affected.

Natural gas and oil reserves are depleting assets, and the failure to replace our reserves would adversely affect our production and cash flows.

Our future natural gas and oil production depends on our success in finding or acquiring new reserves.  If we fail to replace reserves, our level of production and cash flows would be adversely impacted.  Production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics.  Our total proved reserves will decline as reserves are produced unless we conduct successful exploration and development activities and/or acquire properties containing proved reserves.  Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable.  Further, we may not be successful in exploring for, developing or acquiring additional reserves, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

Delays in obtaining drilling permits could have a material adverse effect on our ability to develop our properties in a timely manner.

The average processing time at the U.S. Bureau of Land Management (“BLM”) in Vernal, Utah for an application to drill on federal leases has been increasing and currently is approximately 24 months or longer. Approximately 82% of our gross acreage in Utah is located on federal leases. If we are delayed in procuring sufficient drilling permits for our federal properties, we may shift more of our drilling in Utah to our state leases, the permits for which require an average processing time of approximately 60 days. While such a shift in resources would not necessarily affect the rate of growth of our cash flow, it would result in a slower growth rate of our total proved reserves, because a higher percentage of the wells drilled on the state leases would be drilled on leases to which proved undeveloped reserves may already have been attributed.  Additionally, if the development of our acreage located on federal lands is delayed significantly by the permitting process, we may have to operate at a loss for an extended period of time. Such delays could result in impairments of the carrying value of our unproved properties and could impact the ceiling test calculation.

Our drilling operations may be delayed or revised unless we receive approval of our Environmental Impact Statement.

As we continue to develop our Utah acreage, we are required to file an Environmental Impact Statement (“EIS”) under the National Environmental Policy Act. We have been working with BLM regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. The Notice of Availability for our final EIS was published in the Federal Register on March 16, 2012.  This begins a 30 day public comment period.  After the 30 day period is over, the BLM will take into consideration any final comments for input into a Record of Decision (ROD).If the BLM publishes a favorable ROD following the comment period, we will be allowed to drill up to approximately 1,300 wells in the development phase.  However, any delay of approval or mandated change to our plan of development may materially delay our ability to drill on our acreage in Utah or may require us to make additional capital investments or make certain areas of our acreage inaccessible to drilling. Any delay of or restriction on our ability to drill on our acreage in Utah could materially and adversely affect our future business, financial condition and results of operations.

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

Technological changes could affect our operations.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial costs. In addition, many other natural gas and oil companies have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may be unable to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. If one or more of the technologies that we currently use or may implement in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, it could have a material adverse effect on our financial condition, future cash flows and results of operations.

Competition in the natural gas and oil industry is intense. Our competitors may have greater resources which could enable them to pay a higher price for properties and to better withstand periods of low market prices for hydrocarbons.

The petroleum and natural gas industry is intensely competitive, and we compete with other companies with greater resources.  Many of these companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis.  Many of our competitors are large, well-established companies that have a substantially larger operating staff and greater capital resources than we do and, in many instances, have been engaged in the natural gas and oil business for a much longer time than we have.  These companies may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase more properties and prospects than our financial and human resources permit.  As a result, we may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for the transportation of the oil or natural gas we produce when compared with our larger and better capitalized competitors. We also face competition in obtaining natural gas and oil drilling rigs and in providing the manpower to operate them, as well as providing related services. Our competitors may also be able to spend more on the existing and changing technologies that we believe are and will be increasingly important to the current and future success of natural gas and oil companies. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Increased competitive pressure could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

In connection with such an assessment, we would expect to perform a review of the subject properties that we believe is generally consistent with industry practices.  Nonetheless, the resulting conclusions are inexact and their accuracy inherently uncertain, and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their merits and deficiencies.  Inspections may not always be performed on every facility or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.  Future acquisitions could pose additional risks to our operations and financial results, including:

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

It is our practice in acquiring petroleum and natural gas leases or undivided interests in petroleum and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease.  Rather, we will rely upon the judgment of petroleum and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.

If there are any title defects in the properties in which we hold an interest, we may not be able to proceed with our exploration and development of the lease site or may suffer a monetary loss, including as a result of performing any necessary curative work prior to the drilling of a petroleum and natural gas well.

Our operations could be adversely impacted by security breaches, including cyber-security breaches, which could affect our production of oil and natural gas or could affect other parts of our business.

We face security exposure, including cyber-security exposure, from unauthorized access to our facilities and computer systems.  This exposure includes unauthorized access to sensitive information; malicious damage to our facilities, infrastructure, and computer systems; malicious damage to third-party facilities, infrastructure, and computer systems; safety exposure for our employees and contractors; and disruptions of our operations.  Although we utilize various procedures and controls to mitigate these exposures, there can be no assurances that these procedures and controls will be sufficient to prevent such events from occurring.  Cyber-security exposures in particular are evolving and include malicious software, unauthorized access to confidential data and disruptions to operations that use computers and data systems.  We do not carry business interruption insurance.  Any of these security breaches could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities and could materially affect our cash flow.

Our operations are subject to stringent federal, state and local laws and regulations relating to environmental protection.  There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to our operations, and historical industry operations and waste disposal practices.  Failure to comply with these laws may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may delay or prevent our operations.  Under certain environmental laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination.  Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. Please read “Item 1—Business—Governmental Regulations and Environmental Laws” above.

We are subject to complex governmental laws and regulations which may expose us to significant costs and liabilities and adversely affect the cost, manner or feasibility of conducting our business.

Our petroleum and natural gas exploration and production interest and operations are subject to stringent and complex federal, state and local laws and regulations relating to the operation and maintenance of our facilities, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment and otherwise relating to environmental protection.  Oil and natural gas operations are also subject to federal, state, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. We may be required to make large expenditures to comply with these regulatory requirements.  Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion.  Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry, some of which carry substantial penalties for failure to comply.  Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase our cost of doing business and adversely affect our profitability.

Failure to comply with these laws and regulations applicable to our interests and operations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders enjoining or limiting some or all of our operations, any of which could have a material adverse affect on our financial condition.  Legal requirements are sometimes unclear or subject to reinterpretation and may be frequently changed in response to economic or political conditions.  As a result, it is hard to predict the ultimate cost of compliance with these requirements or their affect on our interests and operations.  In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may have a material adverse effect on our financial condition, future cash flows and results of operations.

Because our reserves and production are concentrated in a small number of properties in one primary geographic location, production problems or significant changes in reserve estimates related to any property could have a material impact on our business.

Our reserves and production primarily come from a small number of producing properties in Utah.  If mechanical problems with the wells or production facilities (including salt water disposal, pipelines, compressors and processing plants), depletion, weather or other events adversely affect any particular property, we could experience a significant decline in our production, which could have a material adverse effect on our cash flows, financial condition and results of operations. In addition, if the actual reserves associated with any one of our properties are less than estimated, our overall reserve estimates could be materially and adversely affected.

Shortages of supplies, equipment and personnel may adversely affect our operations.

The natural gas and oil industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment and supplies may be substantially increased and their availability may be limited. In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases.  We do not have a drilling rig under contract at this time.  If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our business, financial condition and results of operations could be materially and adversely affected.

Hedging our production may result in losses or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.

In order to manage our exposure to price volatility in marketing our oil and natural gas, we enter into oil and natural gas price risk management arrangements for a portion of our expected production. Economically hedging the commodity price may limit the prices we actually realize and therefore reduce oil and natural gas revenues in the future. The fair value of our natural gas derivative instruments outstanding as of December 31, 2011 was a current asset of $865,358. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for further discussion. In addition, our commodity price risk management transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

We use hedges to mitigate our natural gas price risk with counterparties.  At the date of filing of this Annual Report on Form 10-K, we had one counterparty to our derivative instruments. If our counterparty fails or refuses to honor its obligations under these derivative instruments, our hedges of the related risk will be ineffective.  This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. We cannot provide assurance that our counterparty will honor its obligations now or in the future.  A counterparty’s insolvency or inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations.

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

To the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to the use of such capacity.  Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.

Our success depends on our key management personnel, the loss of any of whom could disrupt our business.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management.  The loss of services of any of our key managers — including Mr. Grant, our President and Chief Executive Officer, and Mr. Decker, our Executive Vice President and Chief Operating Officer—could have a material adverse effect on our business, financial condition and results of operations.  We have not obtained “key man” insurance for any of our management.

Our directors are engaged in other businesses which may result in conflicts of interest.

Certain of our directors also serve as directors of other companies or have significant shareholdings in other companies operating in the oil and gas industry. Our Chairman, Charles Crowell, served as our interim Chief Executive Officer through December 31, 2010 and also serves on the Board of Directors of Derek Oil & Gas Corporation. Richard S. Langdon, another one of our directors, is President and Chief Executive Officer of Matris Exploration Company, L.P., a private exploration and production company active in onshore California. Mr. Langdon is also the President and Chief Executive Officer of Sigma Energy Ventures with E&P activities in the Texas Gulf Coast. Further, Mr. Langdon is a member of the Board of Directors of Constellation Energy Partners LLC (“CEP”), a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. CEP’s activities are currently focused in the Black Warrior Basin of Alabama and in the Cherokee Basin in Oklahoma and Kansas. Another of our directors, Richard Burgess, serves on the Board of Michigan Oil and Gas Association. We estimate that all of our outside directors spend up to 10% of their time on our business.

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

In accordance with the laws of the State of Nevada, our directors are required to act honestly and in good faith with a view to our best interests. In determining whether or not we will participate in a particular program and the interest therein to be acquired by us, the directors will primarily consider the degree of risk to which we may be exposed and our financial position at that time.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes would include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of these or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our preferred stock or our common stock.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has adopted regulations under existing provisions of the CAA that will require a reduction in emissions of GHGs from future year motor vehicles and also will trigger Title V permit requirements and may trigger CAA prevention of significant deterioration (“PSD”) permit requirements for certain stationary sources of significant GHG emissions.  The EPA rules have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.  The EPA also published a final rule on November 30, 2010 expanding its existing GHG emissions reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations, beginning in 2012 for emissions occurring in 2011.

Congress also has actively considered legislation to reduce emissions of GHGs, although federal legislation to reduce GHG emissions appears to be less likely in the near term than it has in the recent past.  The adoption of any new federal legislation or regulations that requires additional reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce.

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

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods.  If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance.  Another possible consequence of climate change is increased volatility in seasonal temperatures.  The ultimate market for some of our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce.  Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages.  As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could have an adverse effect on our business.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an essential and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations such as shales.  We expect to use hydraulic fracturing techniques in many of our future natural-gas drilling programs.  The process involves the injection of water, proppants, and additives under pressure into a targeted subsurface formation.  The water and pressure create fractures in the rock formations, which are held open by the proppants, such as sand, enabling the oil or natural gas to flow to the wellbore.  The process is typically regulated by state oil and natural-gas commissions, but the EPA recently asserted federal regulatory authority under the Safe Drinking Water Act over hydraulic fracturing activities involving diesel fuel additives and has begun the process of drafting guidance documents related to this newly asserted regulatory authority.  The EPA also recently announced in December 2011 its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing.  In addition, in August 2011, EPA proposed a new set of regulations under the CAA that would require that natural gas wells that are hydraulically fractured capture and control emissions during the so-called “flowback” phase that follows the actual fracturing.

Legislation referred to as the Fracturing Responsibility and Awareness of Chemicals Act has been introduced in the last several sessions of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.  In the event that new federal restrictions relating to the hydraulic fracturing process are adopted, we may incur additional costs to comply that may be significant, and we also could become subject to additional permitting requirements aor experience added delays or curtailment in the pursuit of exploration, development, or production activities.  Moreover, mandatory disclosure of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, which event could further delay or curtail our development and production efforts.

There are also multiple governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices.  The EPA has commenced a comprehensive study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods.  Also, the Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.  These ongoing or proposed reviews, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

Certain states, including states with substantial oil and gas production like Texas and Colorado, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations.  For example, Texas adopted a law in 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic fracturing process.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities.  Nonetheless, in the event state or local legal restrictions are adopted in areas where we are currently operating or conduct operations in the future, we may incur additional costs to comply with such requirements that may be significant, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

Current and future economic conditions in the United States and key international markets may materially adversely impact our operating results.

Our operations are affected by local, national and international economic conditions and the condition of the natural gas and oil industry.  The United States and other world economies are slowly recovering from a recession, which began in 2008.  Although growth has resumed, it is modest and certain economic data indicates the United States and worldwide economies may require some time to recover.  There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years.  In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved.   Global economic growth drives demand for energy from all sources, including fossil fuels.  A lower future economic growth rate will result in decreased demand growth for our natural gas production and oil, as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.

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

The 2015 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock or, at the election of such holder, into shares of preferred stock, which are convertible into common stock. Pursuant to the terms of the Exchange Agreements entered into in connection with the issuance of the 2015 Notes (or shares of preferred stock issuable upon conversion of the 2015 Notes), we listed an additional 21,433,135 shares of common stock on the NYSE Amex. The initial conversion price for converting the 2015 Notes into common stock is equal to $0.60 per share of common stock, which is equal to a conversion rate of 1,666.6667 shares of common stock per $1,000 principal amount of 2015 Notes. The conversion rate is subject to adjustment in certain circumstances and limitations. The initial conversion price for converting the 2015 Notes into preferred stock (with certain exceptions), is equal to $100, which is equal to a conversion rate of ten shares of preferred stock per $1,000 principal amount of 2015 Notes.

Specifically, the 2015 Notes and preferred stock entitle the holders thereof to voluntarily convert such securities at any time into an aggregate principal amount of approximately 107.1 million shares of common stock.  In September 2010, 30% of the 2015 Notes were automatically converted into an aggregate amount of 305,754 shares of preferred stock, which were convertible into an aggregate of approximately 51.0 million shares of common stock. As of December 31, 2011, we have 191,000 shares of preferred stock outstanding which are convertible into approximately 31.8 million shares of common stock. Any shares of common stock issued upon conversion of the 2015 Notes or preferred stock will result in significant dilution to our existing stockholders.

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

If the Warrants are exercised, our stock price could be adversely affected and our stockholders may experience substantial dilution.

The Warrants to purchase up to an aggregate of 30,250,000 shares of common stock are exercisable, at the option of the holder, subject to the terms of Warrants. The Warrants are exercisable immediately for a term of sixty months, beginning at issuance, at an initial exercise price of $0.35 per share, however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If we make a distribution of our assets to all of our stockholders, holders of the Warrants may be entitled to participate. All of the shares of common stock issued upon exercise of the Warrants are immediately eligible for resale in the public markets. Any such sales, or the anticipation of the possibility of such sales, could depress the market price of our common stock. Additionally, upon issuance shares of common stock upon exercise of the Warrants, if any, our existing stockholders may incur significant dilution of their interests.

If we cannot meet the NYSE Amex’s continued listing requirements, the NYSE Amex may delist our common stock, which would have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NYSE Amex. On June 25, 2009, we received a notice from the NYSE Amex, informing us that we did not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that we were not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders’ equity of less than $2,000,000 and net losses in two of our three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. The notice also stated that in order to maintain our listing, we must submit a plan of compliance to the NYSE Amex by July 27, 2009 that addresses how we intend to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide by December 27, 2010.

We submitted our plan to the NYSE Amex on July 27, 2009, and provided supplemental information on August 25, 2009, advising the NYSE Amex of the actions we had taken, and planned to take, to bring the Company into compliance with the applicable listing standards by December 27, 2010.

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

On November 19, 2010, the NYSE Amex notified us that, on the basis of a review of publicly available information, we had resolved our continuing listing deficiencies. The notice also stated that, as is the case for all listed issuers, our continued listing eligibility will be assessed on an ongoing basis.

We will be subject to future review by the NYSE Amex and there can be no assurance that we will be able to achieve compliance with the continued listing standards. If we are not able to maintain compliance with the continued listing standards in the future, we will be subject to delisting procedures as set forth in the NYSE Amex Company Guide. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

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

•                  an inability to remain in compliance with the listing requirements of the NYSE Amex; and

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

If our existing shareholders sell our common stock in the market, or if there is a perception that significant sales may occur, the market price of our common stock could drop significantly.  In such case, our ability to raise additional capital in the financial markets at a time and price favorable to us might be impaired.  In addition, our board of directors has the authority to issue additional shares of our authorized but unissued common and preferred stock without the approval of our shareholders, subject to certain limitations under the rules of the NYSE Amex.  Additional issuances of our common stock would dilute the ownership percentage of existing shareholders and may dilute the earnings per share of our common stock.  As of December 31, 2011, we had 168,010,815 shares of common stock issued and outstanding, 8,182,647 outstanding options to purchase common stock, 184,500 outstanding shares of unvested restricted stock and outstanding warrants to purchase 30,250,000 shares of common stock.  An additional 12,442,436 shares of common stock are issuable under our long term incentive plan.

Assuming all of our outstanding Warrants, preferred stock, and 2015 Notes are converted at the applicable conversion prices, the number of shares of our common stock outstanding would increase by approximately 137,363,339 shares to approximately 305,374,154 shares (this number assumes no exercise of the options described above and no additional grants of options or restricted stock).

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

We have anti-takeover provisions in our articles of incorporation and by-laws that may discourage a change of control.

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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Petroleum and Natural Gas Properties

Riverbend Project

The Riverbend Project comprises approximately 111,926 gross acres in the Uinta Basin of northeastern Utah, of which we held interests in approximately 83,323 net acres as of December 31, 2011. After the closing of the transaction with Wapiti, we hold interests in approximately 41,661 net acres in this area. Historically, our engineering and geologic focus has been concentrated on four natural gas and condensate charged formations in the Uinta basin: the Wasatch, Mesaverde, Blackhawk and Mancos formations.  A typical well drilled into these formations may encounter multiple distinct natural gas sands, silts and shales located between approximately 6,000 and 15,000 feet in depth that are completed using up to ten staged recompletions.

In December 2011, we began drilling two wells to the Green River Formation, both in which we currently own a 50% working interest. The Federal 34-19G-9-19 was successfully completed in three stages and the Federal 23-30G-9-19 was completed in four stages in the oil-bearing Green River Formation.  The Federal 34-19G and the Federal 23-30G had initial 7 day average rates of 67 BOPD and 50 BOPD, respectively.  The wells continue to produce as expected.

During 2011, we recompleted five gross (4.25 net, or 2.12 net after the closing of the Wapiti transaction) natural gas wells in the Uinta Basin, Utah to target up-hole pay zones in the existing wellbores. As of December 31, 2011, we operated 135 gross wells and we currently have an inventory of 15 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities. We contract drilling rigs as needed and we do not currently have a rig under contract.

Southern California Project

As of December 31, 2011, we had a leasehold interest in approximately 37,959 gross (14,603 net) acres in Kern and San Luis Obispo Counties of Southern California. Below is a description of the various projects in this area:

Northwest McKittrick. The operator of this shallow oil prospect continues to work with the applicable California state agencies to acquire the appropriate permits.  Progress has been slowed due to California state budget issues and forced furloughs affecting the regulatory agencies.  While some progress has been made, final approval is still pending from Federal and California agencies.

Willow Springs. The operator of this oil prospect has drilled and reached total depth on the initial well. The operator has run a seven inch liner to total depth with the intent of testing the well.  It is anticipated that the well will be tested within the next 45 to 60 days.

Antelope Valley. The operator of these oil and liquids-rich prospects is currently processing and interpreting the 3-D seismic data over the Antelope Valley prospects.  Our agreement with the operator requires that the initial earning well be spud during the first half of 2012.

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

Nevada Project

During October 2011, we entered into an agreement related to our Nevada project consisting of approximately 74,000 gross and net acres located within White Pine and Elko Counties of Nevada.  The counterparty to the agreement agreed to pay all delay rentals on this acreage and we will retain a small overriding interest on any drilling projects that may occur in the future. Because we have effectively relinquished control of this acreage and the value of any potential overriding interest in the future is uncertain, we reclassified the costs of this acreage of $660,000 from unproved properties into proved properties during 2011.

Capital Expenditure Budget

Our initial capital expenditure budget for our 2012 oil and natural gas activities which is subject to final Board of Director approval has been set at $5.0 million. The 2012 capital expenditure budget will be allocated among our drilling program which includes the drilling of 13 wells, our continued up-hole recompletion program targeting natural gas and our additional investment in existing and new California oil and natural gas prospects in the San Joaquin Basin. We expect that our 2012 capital expenditure program will be funded primarily from cash received from the Uinta Basin Transaction, cash on hand and cash flow from operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Oil and Natural Gas Reserves

Our estimated proved reserves and related future net revenues, PV-10 and Standardized Measure at December 31, 2011 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January 2011 through December 2011, without giving effect to derivative transactions, and were held constant throughout the life of the properties.  These prices, weighted by production over the lives of the proved reserves were $81.35 per Bbl for oil and oil equivalents and $3.59 per Mcf for gas.

For more information on our reserves, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Production and Reserve Information.”

Company Reserve Estimates

Our proved reserve information as of December 31, 2011 included in this Annual Report on Form 10-K was estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers. A copy of NSAI’s summary reserve report is included as Exhibit 99.1 to this Annual Report on Form 10-K. See Note 21 — Supplemental Oil and Gas Reserve Information (Unaudited) to the accompanying consolidated financial statements for further discussion. In accordance with SEC guidelines, NSAI’s estimates of future net revenues from our properties, and the pre-tax present value of discounted future net cash flows (“PV-10”) and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 2011 through December 2011, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The tables below set forth information as of December 31, 2011 with respect to our estimated proved reserves, the associated present value of discounted future net cash flows and the standardized measure of discounted future net cash flows. Neither the PV-10 nor the after-tax standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves we own. The average prices weighted by production over the lives of the proved reserves used in the reserve report were $3.59 per Mcf of gas and $81.35 per Bbl of oil. All of our proved undeveloped reserves as of December 31, 2011 became uneconomic at these prices and as a result were not included in the December 31, 2011 reserve estimates.

All of our proved reserves are located within the state of Utah.

	Mcf of Gas	Bbls of Oil	Total Mcfe

Total Proved Reserve Quantities:	36,798,310	502,055	39,810,640

	Proved Undeveloped	Proved Developed	Total

Present Value of Discounted Future Net Cash Flows (a):	$0	$44,650,000	$44,650,000

(a)         Present value of discounted future net cash flows represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January 2011 through December 2011, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The average prices weighted by production over the lives of the proved reserves used in the reserve report were $3.59 per Mcf of gas and $81.35 per Bbl of oil. All of our proved undeveloped reserves became uneconomic at these prices and as a result were not included in the December 31, 2011 reserve estimates. These prices should not be interpreted as a prediction of future prices.

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

Non-GAAP Present Value Reconciliation

Management uses discounted future net cash flows, which are calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company’s current proved reserves and to compare relative values among peer companies without regard to income taxes. We also understand that securities analysts and rating agencies use this measure in similar ways. While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. The PV-10 reserve measurement is considered to be a non-GAAP financial measure; however as of December 31, 2011, the PV-10 and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our proved reserve information as of December 31, 2011 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI, in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC.  NSAI was founded in 1961 and performs consulting petroleum engineering services under the Texas Board of Professional Engineers Registration No. F-2699.

Our Executive Vice President and Chief Operating Officer, Michael K. Decker, is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for the coordination of the third-party reserve reports provided by NSAI. Mr. Decker has over 33 years of experience in the oil and gas industry ranging from exploration, development and operations to mergers and acquisitions.  He holds a BS degree in Geological Engineering from the Colorado School of Mines. Prior to joining us in 2001, Mr. Decker served as the Vice President of Exploitation of Prima Energy Corporation, a NASDAQ-traded oil and gas company.

Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI report are Mr. Craig H. Adams and Mr. William J. Knights.  Mr. Adams has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Adams is a Licensed Professional Engineer in the State of Texas (License No. 68137) and has over 25 years of practical experience in petroleum engineering with over 20 years experience in the estimation and evaluation of oil and gas reserves.  He graduated from Texas Tech University in 1985 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Knights has been practicing consulting petroleum geology at NSAI since 1991. Mr. Knights is a Licensed Professional Geoscientist in the State of Texas, Geology (License No. 1532) and has over 31 years of practical experience in petroleum geosciences, with over 21 years experience in the estimation and evaluation of reserves.  He graduated from Texas Christian University in 1981 with a Bachelor of Science Degree in Geology and in 1984 with a Master of Science in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers, and both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Reserve Technologies

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data and well test data.

Reserve Sensitivities

The following table discloses information regarding the sensitivity of our estimated total proved oil and gas reserves to price fluctuations.

Price Case	Oil (MBbls)	Gas (MMcf)	Oil and Gas Equivalent (Mmcfe)	PV 10

SEC pricing (a)	502.0	36,798	39,810	$44,650,000
Scenario 1 (b)	536.0	38,648	41,864	$54,418,300
Scenario 2 (c)	465.9	34,521	37,316	$34,870,500

(a)                                 This case represents pricing under SEC rules under which the prices used are the 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period January 2011 through December 2011. The oil and gas prices used in this scenario, weighted by production over the lives of the proved reserves are $81.35 per Bbl of oil and $3.59 per Mcf of gas.

(b)                                 Scenario 1 estimates total proved reserves assuming a 10% price increase in both the oil and the gas price used in the SEC pricing scenario.

(c)                                  Scenario 2 estimates total proved reserves assuming a 10% price decrease in both the oil and the gas price used in the SEC pricing scenario.

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received (excluding the impact of our hedges) and average production costs for the periods presented associated with the Company’s sales of natural gas and oil for the periods indicated.

	For the Years Ended December 31,
	2011	2010	2009

Natural gas production (Mcf)	3,659,790	4,105,139	4,274,849
Average sales price per Mcf	$4.20	$4.15	$3.23
Oil production (Bbl)	36,852	40,532	42,151
Average sales price per Bbl	$80.75	$64.45	$45.47
Equivalent production of oil and gas (Mcfe)	3,880,902	4,348,331	4,527,755
Selected Operating Expenses per Mcfe:
Lease operating	$2.08	$1.18	$0.79
Production and property taxes	$0.18	$0.20	$0.17
General and administrative	$1.27	$1.55	$1.80
Depreciation, depletion and amortization	$0.91	$0.82	$1.23
Impairment	$—	$—	$9.06

Development, Exploration and Acquisition Capital Expenditures

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31,
	2011	2010	2009

Property acquisition costs:
Unproved	$2,094,969	$313,238	$647,721
Proved	—	481,947	—
Exploration costs	3,864,866	968,683	1,895,981
Development costs	2,506,176	5,151,909	2,486,858
Total	$8,466,011	$6,915,777	$5,030,560

Productive Oil and Gas Wells

The following summarizes the Company’s producing and shut-in oil and gas wells as of December 31, 2011, and after the closing of the transaction with Wapiti.

	Productive Oil and Gas Wells		After Wapiti Transaction
	Gross	Net	Net

Producing oil wells	15	14.8	7.4
Shut-in oil wells	2	2.0	1.0
Producing gas wells	117	66.5	28.0
Shut-in gas wells	1	1.0	0.5
	135	84.3	36.9

As of December 31, 2011, we operated 135 gross (84.3 net to our interest, or 36.9 net to our interests after the closing of the transaction with Wapiti) wells, 2 gross (2.0 net, or 1.0 net after the closing of the transaction with Wapiti) of which were drilling as of year end and began producing in January 2012, and 3 gross (3 net, or 1.5 net after the closing of the transaction with Wapiti) shut-in wells located on these properties.

Oil and Natural Gas Acreage

Exploration and Productive Acreage

The following table sets forth our ownership interest in undeveloped and developed leasehold acreage, in the areas indicated as of December 31, 2011, and after the closing of the transaction with Wapiti. The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments. In certain leases, our ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents our ownership in the primary objective formation.

	Undeveloped Acres			Developed Acres
	Gross	Net	Net After Wapiti	Gross	Net	Net After Wapiti

Utah	111,646	79,436	39,718	5,280	3,887	2,585
Nevada	29,727	29,727	29,727	—	—	—
California	37,959	14,603	14,603	—	—	—

Total acres	179,332	123,766	83,593	5,280	3,887	2,585

Undeveloped Acreage

The following table summarizes our ownership interest in the gross and net undeveloped acreage in the areas indicated that will expire in each of the next three years.

	Expiring in 2012			Expiring in 2013			Expiring in 2014
	Gross	Net	Net After Wapiti	Gross	Net	Net After Wapiti	Gross	Net	Net After Wapiti

Utah	2,557	1,387	694	800	800	400	1,222	1,222	611
California	8,499	2,100	2,100	3,923	1,432	1,432	792	448	448

Total	11,056	3,487	2,794	4,713	2,232	1,832	2,014	1,670	1,059

The Company’s acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage. As of December 31, 2011, approximately 82% of the gross acreage that we hold is located on federal lands, approximately 17% of the acreage is located on state lands and 1% is located on land owned by individuals.  It has been our experience that the permitting process related to the development of acreage on federal lands is more time consuming and expensive than the permitting process related to acreage on state lands.  We have generally been able to obtain state permits within 60 days, while obtaining federal permits has taken approximately 24 months or longer.  If we are delayed in procuring sufficient drilling permits for our federal properties, we will shift more of our drilling in Utah to our state leases. While such a shift in resources would not necessarily affect the rate of growth of our cash flow, it would result in a slower growth rate of our total proved reserves, because a higher percentage of the wells drilled on the state leases will be drilled on leases to which proved undeveloped reserves may already have been attributed. Additionally, if the development of our acreage located on federal lands is delayed significantly by the permitting process, we may have to operate at a loss for an extended period of time. Such delays could result in impairments of the carrying value of our unproved properties and could impact the ceiling test calculation. During 2011, we reclassified $660,000 of unproved acreage costs in Nevada into proved property as we do not have future drilling plans for this acreage. After this impairment, the aggregate carrying value of our unproved acreage is approximately $36,938,162 as of December 31, 2011.

Drilling Activity

The following table sets forth our drilling activity during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, we had two wells in progress and these wells were completed during January 2012.

	For the Years Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	—	—	—	—	2	0.8
Dry	—	—	—	—	—	—
Total wells	—	—	—	—	2	0.8

Development Wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells	—	—	—	—	—	—

Delivery Commitments

We entered into a Gas Processing Agreement with Chipeta, whereby we reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  We agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  We may also be required to make periodic deficiency payments to Chipeta for any shortfalls from the specified minimum volume commitments. The term of the agreement will begin upon the completion of the facility being built by Chipeta.

Please read “Item 1—Business—2011 and Recent Highlights—Gas Processing Agreement” above for more information.

Office Space

We lease approximately 11,843 square feet of office space in Englewood, Colorado, under a lease, which terminates on May 31, 2012. The annual rent for this space during the year ended December 31, 2011 was approximately $142,000.  During March 2012 we entered into a new office lease for approximately 11,170 square feet of office space in Denver, Colorado. The average annual rent expense over the term of the lease is approximately $216,000 and the new lease terminates on May 31, 2017.

ITEM 3 - LEGAL PROCEEDINGS

Clean Water Act Compliance Order Matter

On October 3, 2011, we received a compliance order from the EPA Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that we violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: once when we constructed an access road to a future well location in either 2004 or 2005 and once when we constructed an access road and a well pad in 2007 or 2008.  The compliance order directs us to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that we plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  We disagree with some of the factual contentions in the compliance order, and have had a number of discussions with the EPA concerning the order.  If a successful resolution cannot be negotiated, we intend to evaluate our options, which may include challenging the compliance order in federal court, although whether such compliance order may be appealed at this stage of the administrative process is a contested issue that is currently before the United States Supreme Court.  We are not able to predict the outcome of this matter at this time.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NYSE Amex under the symbol “GSX.”  As of March 28, 2012, the Company had 168 record shareholders of its common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company’s common stock as reported on the NYSE Amex for the periods reflected.

	High	Low
2011
First Quarter	$0.63	$0.35
Second Quarter	0.48	0.20
Third Quarter	0.37	0.18
Fourth Quarter	0.24	0.15

2010
First Quarter	$0.56	$0.30
Second Quarter	0.52	0.30
Third Quarter	0.42	0.25
Fourth Quarter	0.40	0.30

Dividends

We have never declared or paid cash dividends on our common stock. Our management anticipates that we will retain future earnings, if any, to satisfy our operational and other cash needs and does not anticipate that dividends will be paid on our common stock in the foreseeable future. Furthermore, our revolving credit facility and our 2015 Notes contain covenants that restrict the payment of dividends. See further discussion in Note 5 — Senior Convertible Notes and Note 10 — Credit Facility of the accompanying financial statements.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our historical consolidated financial statements and related notes, regarding our financial position and results of operations as the dates indicated. Certain reclassifications have been made to prior financial data to conform to the current presentation. The financial information is an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto included in Item 8 hereof. Information concerning significant trends in financial condition and results of operations is contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Summary of Operations
Natural gas revenue	$15,359,973	$17,053,924	$13,801,679	$32,328,579	$16,818,623
Oil revenue	2,975,635	2,612,233	1,916,757	3,306,253	2,337,129
General & administrative expense	4,933,691	6,743,539	8,130,151	9,211,806	9,021,977
Impairment	—	—	41,000,000	3,500,000	97,090,000
Net (loss) income	(7,301,645)	10,127,020	(50,188,171)	14,513,945	(104,373,921)
Net (loss) income per share
Basic	(0.05)	0.08	(0.47)	0.14	(1.12)
Diluted	(0.05)	0.08	(0.47)	0.13	(1.12)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet
Working (deficit) capital	$(6,589,677)	$(254,000)	$8,440,548	$10,894,674	$(9,330,209)
Cash and cash equivalents	1,965,967	1,994,542	10,577,340	1,053,216	1,843,425
Property, plant and equipment, net	75,208,168	69,704,454	67,335,582	128,712,579	107,676,102
Total assets	84,654,236	80,010,429	104,741,713	153,885,508	122,511,789
Noncurrent liabilities	30,720,796	30,018,127	101,587,581	97,196,768	75,090,876
Stockholders’ equity (deficit)	39,655,225	41,935,252	(4,193,399)	44,042,888	25,247,791

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data included elsewhere in this report.

Forward-Looking Statements

Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A. Risk Factors, for a discussion of factors which could affect the outcome of forward-looking statements used in this report.

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

See 2011 and Recent Highlights discussion in Item 1 Business, of Part I of this Form 10-K.

2012 Capital Budget

Our initial capital expenditure budget for our 2012 oil and natural gas activities which is subject to final Board of Director approval has been set at $5.0 million. The 2012 capital expenditure budget will be allocated among our drilling program which includes the drilling of 13 wells, our continued up-hole recompletion program targeting natural gas and our additional investment in existing and new California oil and natural gas prospects in the San Joaquin Basin. Our 2012 capital expenditure program will be funded primarily from cash received from the closing of the transaction with Wapiti, cash on hand and cash flow from operations. See “Liquidity and Capital Resources” below.

Summary of Capital Expenditures

The following table summarizes our capital expenditures during 2011 by reconciling the cash paid for acquisitions, development and exploration included within the Consolidated Statement of Cash Flows in Item 8.

Cash paid for acquisitions, development and exploration	$8,790,336
Cash spent for 2010 property costs that were accrued at 12/31/10	(698,000)
Capital expenditures for 2011 projects	$8,092,336

Lease acquisitions and related costs	$2,094,238
Facilities and equipment costs	456,058
Drilling, completion and recompletion activity	5,542,040
Capital expenditures for 2011 projects	$8,092,336

Production and Reserve Information

The following tables present certain of our production information for each of the three years ended December 31, 2011 and our estimated proved reserves as of December 31 of each year presented. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

	For the Years Ended December 31,
	2011	Change		2010	Change		2009

Natural gas production (Mcf)	3,659,790	(445,349)	(11)%	4,105,139	(169,710)	(4)%	4,274,849
Average sales price per Mcf	$4.20	0.05	1%	$4.15	0.92	28%	$3.23
Year-end proved gas reserves (Mcf)	36,798,310	(2,927,750)	7%	39,726,060	(4,503,890)	(10)%	44,229,950

Oil production (Bbl)	36,852	(3,680)	(9)%	40,532	(1,619)	(4)%	42,151
Average sales price per Bbl	$80.75	16.30	25%	$64.45	18.98	42%	$45.47
Year-end proved oil reserves (Bbl)	502,055	(37,396)	8%	464,659	13,801	3%	450,858

Production (Mcfe)	3,880,902	(467,429)	(11)%	4,348,331	(179,424)	(4)%	4,527,755
Year-end proved reserves (Mcfe)	39,810,640	(2,703,374)	(6)%	42,514,014	(4,421,084)	(9)%	46,935,098

Our oil and natural gas production decreased by approximately 11% during 2011 as compared with 2010 and by approximately 4% during 2010 as compared with 2009. The production decrease during 2011 is the result of fewer completions of up-hole zones during 2011, third-party gathering system throughput issues and normal production declines. The decrease in production during 2010 was primarily due to normal production declines, partially offset by the completion of new and existing wells during 2010.

Our proved reserve quantities decreased by approximately 6% and 9% during the years ended December 31, 2011 and 2010, respectively, primarily due to production declines during both years that were not offset by the extensions and discoveries in each year.

The revisions of reserve estimates during 2011 and 2010 were primarily due to better than anticipated well performance related to behind pipe reserves that began producing during both years.

The revisions of reserve estimates during 2009 were due primarily to a decrease in the gas price from $4.63 per Mcf at December 31, 2008 to $2.85 per Mcf at December 31, 2009 which caused some of our wells to become uneconomic. This decrease was partially offset by an increase in oil prices from $15.34 per Bbl at December 31, 2008 to $44.46 per Bbl at December 31, 2009.

	Natural Gas	Oil
	Mcf	Bbls
Proved Reserves:

Balance, December 31, 2008	50,909,308	361,185
Extensions and discoveries	1,384,000	8,000
Revisions of previous estimates	(3,788,509)	123,824
Sales of reserves in place	—	—
Purchases of reserves in place	—	—
Production	(4,274,849)	(42,151)

Balance, December 31, 2009	44,229,950	450,858
Extensions and discoveries	—	—
Revisions of previous estimates	632,807	68,912
Sales of reserves in place	(2,213,000)	(19,000)
Purchases of reserves in place	1,181,442	4,421
Production	(4,105,139)	(40,532)

Balance, December 31, 2010	39,726,060	464,659
Extensions and discoveries	—	33,382
Revisions of previous estimates	732,040	40,866
Sales of reserves in place	—	—
Purchases of reserves in place	—	—
Production	(3,659,790)	(36,852)

Balance, December 31, 2011	36,798,310	502,055

	Gas	Oil
	Mcf	Bbls

Proved Developed Reserves
Balance, December 31, 2011	36,798,310	502,055
Balance, December 31, 2010	39,726,060	464,659
Balance, December 31, 2009	44,229,950	450,858

Liquidity and Capital Resources

General

We generate cash from operations from the sale of oil and natural gas, and have relied in the past primarily on the issuance of equity, borrowings under our revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and leases.  For the year ended December 31, 2011, we incurred a net loss of $7,301,645.  As of December 31, 2011, we had an accumulated deficit of $222,575,765 and negative working capital of $6,589,677, which includes $8,544,969 of current debt maturities that were repaid in March 2012 as discussed below.

On March 22, 2012, we closed the previously announced transaction with Wapiti, pursuant to which we (i) sold to Wapiti an undivided 50% interest in certain of our Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note payable by Wapiti and (ii) transferred to Wapiti an undivided 50% of our interest in our Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets.

Of Wapiti’s $30.0 million funding commitment, $15.0 million will be paid on our behalf, and we have agreed to provide an additional $7.5 million of drilling and completion costs. Accordingly, the total program will be $37.5 million; provided that, if on February 23, 2013, the five-year New York Mercantile Exchange (“NYMEX”) natural gas strip pricing is at least $5.00/MMBtu, the drilling and completion program will be expanded by $6.25 million to $43.75 million with Wapiti paying for $5.0 million and us paying $1.25 million of the additional costs.

We used approximately $10.5 million of the proceeds from this transaction to repay outstanding borrowings under our revolving credit facility, and we will use the remaining proceeds for capital expenditures consisting approximately $5.0 million for our drilling program which includes the drilling of 13 wells, our continued up-hole recompletion program targeting natural gas and for additional investment in existing and new California oil and gas prospects in the San Joaquin Basin., working capital, acquisitions of oil and natural gas properties and other general corporate purposes.

During 2011 we received approximately $8.7 million in net proceeds from two stock offerings. See further discussion in “Item 1—Business—2011 and Recent Highlights.”

Our credit facility will mature in June 2012, at which time we will be required to repay all of the outstanding borrowings thereunder. We are discussing alternative borrowing arrangements with other lenders and while we currently believe that we will be able to find a replacement lender, there can be no assurance that we will be able to obtain adequate alternative financing on acceptable terms or at all.  For example, our recent results of operations and volatility in oil and gas prices as well as in the domestic credit and capital markets generally may negatively affect the availability and terms of financing.  If we were to secure an alternative borrowing arrangement, we expect that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of our previous credit facility.  If we are unable to secure an alternative borrowing arrangement, we will lose a primary source of liquidity and be required to fund our business and operations going forward without outside capital.

We believe that cash on hand (including proceeds from the Uinta Basin Transaction) as well as future cash flow from operations will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures through the first quarter of 2013.  However, there can be no assurance regarding these matters given that we will require significant additional capital to fund our future drilling activities and to meet our future debt maturities.  Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospectus with the possible loss of our properties.  This could cause us to alter our business plans, including further reducing our exploration and development plans.

In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for oil and gas exploration and production activities and for working capital purposes. We intend to fund our anticipated cash requirements through the first quarter of 2013, including our 2012 capital budget of $6.5 million, primarily through cash on hand and cash flows from operations, although we cannot assure you that cash on hand and cash flows from operations will be sufficient to fund such requirements.

Our inability to secure replacement financing for the revolving credit facility or otherwise access future borrowings will significantly limit our ability to fund or increase our operating budget and to execute our growth plans.  If we need additional liquidity for future activities, we may be required to consider several options for raising such funds, such as selling additional securities, selling assets or executing farm-out or similar arrangements, but we may be unable to complete any of these transactions on terms acceptable to us or at all.  Any financing obtained through the sale of our equity will likely result in substantial dilution to our stockholders.

Capital Resources

On June 15, 2011, we closed an underwritten registered offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were approximately $5.1 million, after deducting underwriting discounts and commissions and other offering expenses of approximately $892,000.

On August 3, 2011, we closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses of approximately $395,000.

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

We are using the net proceeds from both Offerings for capital expenditures, working capital requirements, acquisitions of oil and natural gas properties, repayment of indebtedness and general corporate purposes.

Sources and Uses of Cash

The following table summarizes our sources and uses of cash for each of the three years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010	2009

Net cash (used in) provided by operating activities	$(429,500)	$3,643,851	$16,247,177
Net cash (used in) provided by investing activities	(9,847,128)	18,474,645	(10,268,022)
Net cash provided by (used in)financing activities	10,248,053	(30,701,294)	3,544,969
Net cash flow	(28,575)	(8,582,798)	9,524,124

Cash provided by operations decreased by $4,073,351 from 2010 to 2011 primarily due to approximately $2,163,000 of workover expenses incurred in 2011 and a decrease in oil and gas revenue resulting from the production decline discussed previously. The decrease in cash provided by operations from 2009 to 2010 of $12,603,326 was primarily due to changes in operating assets and liabilities during 2010.

Our investing activities during the three years ended December 31, 2011 related primarily to our development and exploration activities, fixed asset additions and changes in advances from joint interest owners. The activity during 2010 included proceeds of $24,309,000 associated primarily with the sale of our gathering and evaporative facilities and the sale of a partial working interest in 32 producing wells (see Note 4 — Asset Sales and Acquisitions of the accompanying consolidated financial statements). In 2009 we had sales proceeds of $539,450 related to the sale of our drilling rig and certain other field equipment.

During the three years ended December 31, 2011, our financing activity included borrowings and repayments under our credit facility. The 2011 activity also included $8,713,053 in net proceeds from the issuance of common stock and warrants and the $400,000 for the repayment of certain convertible notes. The 2010 activity included the $54,400 repurchase of certain convertible notes and the payment of a deposit for $500,000.

Schedule of Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of December 31, 2011.

		Payments due by Period
		Total	Less than 1 year	1—3 years	3—5 years	More than 5 years

Convertible 2015 Notes
Principal		$45,168,000	$—	$—	$45,168,000	$—
Interest		11,834,643	2,484,240	4,968,480	4,381,923	—
Credit Facility Principal	(a)	8,544,969	8,544,969	—	—	—
Operating leases	(b)	55,575	55,575	—	—	—
Employment & consulting contracts		950,000	770,000	180,000	—	—
Asset retirement obligations	(c)	1,226,796	—	—	—	1,226,796
Total		$67,779,983	$11,854,784	$5,148,480	$49,549,923	$1,226,796

(a)          These amounts were repaid in March 2012.

(b)         In March 2012 we entered into a new office lease that terminates on May 31, 2017. The average annual rent expense over the term of the lease is $216,000.

(c)          The accuracy and timing of the asset retirement obligations cannot be precisely determined in advance. See further discussion in Note 2 — Significant Accounting Policies — Asset Retirement Obligation of the accompanying consolidated financial statements.

Forward Sales Contracts

During March 2010, pursuant to the Base Contract for Sale and Purchase of Natural Gas with Anadarko Energy Services Company, dated December 1, 2007, we entered into a term sales and transportation transaction to sell up to 50,000 MMBtu per day of our gross production through 2013 from the Uinta Basin.  The transaction contains two pricing mechanisms: (1) up to 25,000 MMBtu per day will be priced at the NW Rockies first of month price and (2) up to 25,000 MMBtu per day will be priced at the first of the month index price as published by Gas Daily for the North West Wyoming Poll Index price. We account for our agreement to physically settle our production as an executory contract.

Derivatives

Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of December 31, 2011, our natural gas derivative instruments consist of a costless collar agreement which contains a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we will receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. This collar agreement is for 2,000 MMBtu/day with a call price of $5.12/MMBtu and a put price of $4.25/MMBtu for production from January 1, 2012 through December 31, 2012. As of December 31, 2010, natural gas derivative instruments were comprised of three swap agreements for production through December 2011. The fair value our derivative instruments was a current asset of $865,358 $193,959 as of December 31, 2011 and 2010, respectively. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our economically hedged production. See further discussion in “Item 7A —Quantitative and Qualitative Disclosures about Market Risk.”

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

Oil and Natural Gas Properties and Reserves

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs exceed this ceiling. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per Bbl and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the quarter ended March 31, 2009. There was no additional impairment recorded for the remainder of 2009 or during 2010 or 2011.

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

Estimating accumulations of natural gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data.  The extent, quality and reliability of this technical data can vary.  The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data.  The accuracy of the decline analysis method generally increases with the length of the production history.  Since most of our wells have been producing less than ten years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the estimates of our proved reserves including developed producing, developed non-producing and undeveloped.  As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves.  For example, a 10% decrease in prices used to estimate our reserve quantities as of December 31, 2011 would result in a decrease in the present value of future net cash flows of approximately $9,779,500. In addition, we may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing natural gas and oil prices.  Our reserves may also be susceptible to drainage by operators on adjacent properties.

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

Stock-Based Compensation

We account for stock option and SARs grants, and restricted stock awards by recognizing compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. We use the Black-Scholes option valuation model to calculate the fair value of option and SARs awards. This model requires us to estimate a risk free interest rate and the volatility of our common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Derivatives

We have entered into certain commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. We record all derivative instruments at fair value in the accompanying consolidated balance sheets. Changes in the fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We recorded a change in the fair value of commodity derivative instruments of $671,399, $(2,887,564) and $11,549,552 during the years ended December 31, 2011, 2010 and 2009, respectively. We also recorded a change in the fair value of our outstanding warrants of $(199,375) during 2011; see Note 3 — Stock Offerings to the accompanying consolidated financial statements. In addition, during 2010 we recorded a change in fair value of an embedded derivative associated with the exchange of our 5.5% Convertible Senior Notes due 2011 (the “2011 Notes”) for 2015 Notes (the “Exchange Transaction”) of $(6,840,392); see Note 5 — Convertible Senior Notes to the accompanying consolidated financial statements.

As of December 31, 2011, the fair value of the natural gas agreements was a current asset of $865,358. The fair value measurement of the commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments and (e) the counterparty’s credit risk. The unobservable inputs related to the volatility of the oil and gas commodity market are very significant in these calculations. Continued volatility in these markets could have a significant impact on the fair value of our derivative contracts. See Note 11 — Fair Value Measurements to the accompanying consolidated financial statements for further discussion.

Our warrant derivative financial instrument as of December 31, 2011 was a noncurrent liability of $4,235,000 as further described in Note 3 — Stock Offerings to the accompanying consolidated financial statements. The Warrants are valued using a binomial lattice-based valuation model. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high historical volatility.

Results of Operations

2011 Compared to 2010

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Years Ended December 31,		Year over Year Change
	2011	2010	Value/Quantity	Percentage

Natural gas production (Mcf)	3,659,790	4,105,139	(445,349)	(11)%
Average sales price per Mcf	$4.20	$4.15	$0.05	1%
Natural gas revenue	$15,359,973	$17,053,924	$(1,693,951)	(10)%

Oil production (Bbl)	36,852	40,532	(3,680)	(9)%
Average sales price per Bbl	$80.75	$64.45	$16.30	25%
Oil revenue	$2,975,635	$2,612,233	$363,402	14%

Total oil and gas revenue	$18,335,608	$19,666,157	$(1,330,549)	(7)%

Equivalent production	3,880,902	4,348,331	(467,429)	(11)%

The decrease in oil and natural gas revenue of $1,330,549 during 2011 compared with 2010 was comprised of an 11% decrease in equivalent oil and gas production partially offset by increased oil and gas prices. The production decrease is the result of fewer completions of up-hole zones during 2011, third-party gathering system throughput issues and normal production declines. During 2011, the average oil and natural gas prices increased by $0.05 per Mcf and $16.30 per Bbl. The $1,330,549 decrease in oil and natural gas revenue during 2011 represents a decrease of $2,117,203 related to the equivalent production increase partially offset by an increase of $786,654 related to the increase in oil and natural gas prices.

Gathering Revenue and Expense

Gathering revenue and expense during 2010 represents the income earned from third-party working interest owners in the wells we operated and the expenses incurred from our gathering system in the Riverbend area. We sold our gathering assets in February 2010, as described in Note 4 — Asset Sales and Acquisitions of the accompanying consolidated financial statements, which eliminated these revenues and expenses after February 2010.

Lease Operating Expenses

The table below sets forth the detail of oil and natural gas lease operating expenses during the periods presented.

	For the Year Ended December 31,		Year over Year Change
	2011	2010	Value	Percentage

Direct operating expenses and overhead	$5,576,359	$4,778,914	797,445	17%
Workover expense	2,490,613	361,170	2,129,443	590%
Total operating expenses	$8,066,972	$5,140,084	$2,926,888	57%
Operating expenses per Mcfe	$2.08	$1.18	$0.90	76%

Production and property taxes	$718,856	$882,761	$(163,905)	(19)%
Production and property taxes per Mcfe	$0.18	$0.20	$(0.02)	(10)%

Total lease operating expense	$8,785,828	$6,022,845	$2,762,983	46%

Total lease operating expense per Mcfe	$2.26	$1.38	$0.88	64%

Lease operating expense increased $2,762,983 during 2011 compared with 2010. The increase is primarily due to higher workover and operating expenses partially offset by lower production and property taxes due to lower oil and gas revenue during 2011. The increase in workover activity related to the removal of critical velocity reduction strings, modification of cap strings and scale treatment and removal from existing wells in 2011. The increase in operating expenses is primarily due to the increase in water disposal fees which we had to pay for the full year in 2011 and only for the last three quarters of 2010 after the sale of our evaporative pits during 2010.

Transportation and Processing

Transportation and processing costs were $2,759,780 ($0.71 per Mcfe) and $3,002,719 ($0.69 per Mcfe) during the years ended December 31, 2011 and 2010, respectively. The decrease of $242,939 reflects a full year of these costs in 2011 versus ten months of these costs in 2010 due to the sale of our gathering system during February 2010. The increase in these costs during 2011 is partially offset by the production decline as previously discussed.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense during 2011 and 2010 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. The decrease of $39,866 during 2011 compared to 2010 was primarily due to the decline in production as described above.

Loss on Sale of Assets, net

The loss on sale of assets, net during 2011 primarily represents the decrease in the fair value of certain of our inventory partially offset by a gain of $10,000 related to the sale of a piece of our field equipment in 2011.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Year Ended December 31,		Year over Year Change
	2011	2010	Value	Percentage

Total general and administrative costs	$6,166,845	$6,936,835	$(769,990)	(11)%
General and administrative costs allocated to drilling, completion and operating activities	(1,556,887)	(1,558,560)	1,673	0%
General and administrative expense	$4,609,958	$5,378,275	$(768,317)	(14)%
General and administrative expenses per Mcfe	$1.19	$1.24	$(0.05)	(4)%

Total stock-based compensation costs	$323,059	$1,363,894	(1,040,835)	(76)%
Stock-based compensation (costs) reduction in costs capitalized	674	1,370	(696)	(51)%
Stock-based compensation	$323,733	$1,365,264	$(1,041,531)	(76)%
Stock-based compensation per Mcfe	$0.08	$0.31	$(0.23)	(74)%

Total general and administrative expense including stock-based compensation	$4,933,691	$6,743,539	$(1,809,848)	(27)%

Total general and administrative expense per Mcfe	$1.27	$1.55	$(0.28)	(18)%

Total general and administrative expense decreased by $1,809,848 during 2011 as compared to 2010 primarily as a result of $950,000 in severance payments we agreed to make to our former President and CEO in connection with his resignation during January 2010 partially offset by increased legal and consulting fees during 2011 associated with our increased transactional activity. The decrease in stock-based compensation expense was due primarily to the fact that a substantial portion of our unvested stock options were being accounted for as liability awards until stockholder approval of the stock plan under which such options were issued was received in July 2011.

Interest Expense

Interest expense decreased $10,918,820 during 2011 as compared with the 2010, primarily due to the pro-rata portion of the unamortized discount and debt interest costs that were recorded as interest expense upon the conversion of 30% of the original principal amount of the 2015 Notes on September 20, 2010.

Derivative Gains

Derivative gains during 2011 and 2010 are comprised of realized and unrealized gains and losses on our commodity derivative instruments and unrealized gains on our warrant derivative liability during 2011. The unrealized derivative gains (losses) represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter.

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

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities as further described in Note 4 — Asset Sales and Acquisitions of the accompanying consolidated financial statements.

2010 Compared to 2009

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	For the Years Ended December 31,		Year over Year Change
	2010	2009	Value/Quantity	%

Natural gas production (Mcf)	4,105,139	4,274,849	(169,710)	(4)%
Average sales price per Mcf	$4.15	$3.23	$0.92	28%
Natural gas revenue	$17,053,924	$13,801,679	$3,252,245	24%

Oil production (Bbl)	40,532	42,151	(1,619)	(4)%
Average sales price per Bbl	$64.45	$45.47	$18.98	42%
Oil revenue	$2,612,233	$1,916,757	$695,476	36%

Equivalent production (Mcfe)	4,348,331	4,527,755	(179,424)	(4)%
Total oil and gas revenue	$19,666,157	$15,718,436	$3,947,721	25%

The increase in oil and gas revenue of $3,947,721 during 2010 compared with 2009 was comprised of an increase in the average oil and gas prices of $18.98 per Bbl and $0.92 per Mcf partially offset by a 4% decrease in equivalent oil and gas production. The decrease in production was primarily due to normal production declines that were partially offset by the new production from recompletion projects on existing wells. The $3,947,721 increase in oil and gas revenue during 2010 represents an increase of $4,573,499 related to the increase in oil and gas prices partially offset by a decrease of $625,778 related to the equivalent production decrease.

Gathering Revenue and Expenses

The decrease in the gathering revenue of $4,408,262 and the decrease of $2,294,328 in gathering operations expenses during year ended December 31, 2010 was due to the sale of our gathering assets in February 2010.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Years Ended December 31,		Year over Year Change
	2010	2009	Value	Percentage

Direct operating expenses and overhead	$4,778,914	$3,509,242	$1,269,672	36%
Workover expense	361,170	65,099	296,071	455%
Total operating expenses	$5,140,084	$3,574,341	$1,565,743	44%
Operating expenses per Mcfe	$1.18	$0.79	$0.39	49%

Production and property taxes	$882,761	$777,665	$105,096	14%
Production and property taxes per Mcfe	$0.20	$0.17	$0.03	18%

Total lease operating expense	$6,022,845	$4,352,006	$1,670,839	38%

Total lease operating expense per Mcfe	$1.38	$0.96	$0.42	44%

Lease operating expense increased $1,670,839 during 2010 compared with 2009. The increase was comprised of a $1,565,743 increase in operating expenses and a $105,096 increase in production and property taxes primarily due to the increase in natural gas and oil revenue during 2010.  The increase in operating expenses was primarily due to a $785,000 increase in water disposal fees as we had to pay the new owner for these services due to the sale of our evaporative facilities in February 2010; a $300,000 increase in workover expenses; a $190,000 increase in chemicals due to a greater number of chemical treatment projects during 2010; $170,000 incurred in the purchase and installation of certain valves, gauges and meters in order to comply with environmental regulations; and an increase of $125,000 in meter calibration fees that we now have to pay as a result of the sale of our gathering assets during February 2010.

Transportation and Processing

Transportation and processing costs of $3,002,719 ($0.69 per Mcfe) represented the costs we incurred to transport the gas production from our wells subsequent to the sale of our gathering assets during February 2010.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense decreased $1,989,423 during 2010 compared to 2009 primarily due to the sale of our gathering assets and evaporative facilities in February 2010.

Impairment

As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil and gas prices of $34.40 per Bbl and $2.36 per Mcf. Therefore, impairment expense of $41,000,000 was recorded during the year ended December 31, 2009. No impairments were recorded during the year ended December 31, 2010.

Contract Termination Fee

During February 2009, we released our drilling rig and paid the rig contractor $4,701,000 for early termination of the drilling contract, as calculated at $12,000 per day from the rig release date through March 15, 2010, the expiration date of the contract.

Loss on Sale of Assets, net

The loss on sale of assets, net during the year ended December 31, 2010 was primarily comprised of a net loss reflecting the decrease in the market value of our inventory. The loss on sale of assets, net during the year ended December 31, 2009, included a loss of $905,850 on the sale of our drilling rig during June 2009 which was partially offset by a net gain of $110,928 representing the increase in the value of our inventory from when it was originally purchased to when it was transferred to the wells.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Year Ended December 31,		Year over Year Change
	2010	2009	Value	Percentage

Total general and administrative costs	$6,936,835	$7,497,289	$(560,454)	(7)%
General and administrative costs allocated to drilling, completion and operating activities	(1,558,560)	(1,311,913)	(246,647)	(19)%
General and administrative expense	$5,378,275	$6,185,376	$(807,101)	(13)%
General and administrative expenses per Mcfe	$1.24	$1.37	$0.13	(9)%

Total stock-based compensation costs	$1,363,894	$1,951,885	$(587,991)	(30)%
Stock-based compensation (costs) reduction in costs capitalized	1,370	(7,110)	8,480	119%
Stock-based compensation	$1,365,264	$1,944,775	$(579,511)	(30)%
Stock-based compensation per Mcfe	$0.31	$0.43	$(0.12)	(28)%

Total general and administrative expense including stock-based compensation	$6,743,539	$8,130,151	$(1,386,612)	(17)%

Total general and administrative expense per Mcfe	$1.55	$1.80	$(0.25)	(14)%

General and administrative expense decreased by $1,386,612 ($0.25 per Mcfe) during 2010 as compared with 2009 primarily due to $400,000 in legal reimbursements received from our insurance company in connection with the litigation settlement further described in Note 19 — Legal Proceedings to the accompanying consolidated financial statements, an $880,000 reduction in consulting fees and a $900,000 reduction in legal fees both of which related to our financial transactions during 2009, $250,000 in cost allocations to our operational activities in 2010 and a $580,000 decrease in stock-based compensation due to the vesting of certain stock options. This decrease was partially offset by $950,000 in severance payments we agreed to make to our former President and CEO in connection with his resignation during January 2010 and increased compensation expense due to the payment of employee bonuses of approximately $700,000 related to the successful completion of asset sales and purchases and the Exchange Transaction during 2010.

Interest Expense

Interest expense increased $12,066,003 during 2010 as compared with 2009 primarily due to the pro-rata portion of the unamortized discount and debt interest costs of $11,903,000 that were recorded as interest expense upon the conversion of 30% of the original principal amount of the 2015 Notes on September 20, 2010 and the additional amortization of the discount on our 2015 Notes, which was partially offset by the decreased outstanding debt balance during 2010 resulting from the sale of our gathering assets and evaporative facilities in February 2010. Cash paid for interest during the years ended December 31, 2010 and 2009 was $4,095,566 and $5,356,086, respectively.

Derivative Gains

Derivative gains during 2010 and 2009 were comprised of realized and unrealized gains and losses on our commodity derivative instruments and the unrealized gain on our embedded conversion features during the third quarter of 2010. The unrealized derivative gains (losses) represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains (losses) represent the net settlements due from or to our counterparty based on each month’s settlement during the quarter.

Gain on Extinguishment of Debt

Gain on extinguishment of debt during 2010 represented the difference between the fair value of the 2015 Notes and the debt conversion derivative as compared to the carrying value of the 2011 Notes less unamortized debt issuance costs that were exchanged in the Exchange Transaction. Also included was the gain on the repurchase of $68,000 in principal value of our 2011 Notes including interest of $54,400. The difference between the purchase price and the principal value less unamortized debt issuance costs was recorded as a gain on the extinguishment of debt during the third quarter of 2010.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during 2010 represented the amortization of the excess of proceeds received over the carrying value of our gathering assets and evaporative facilities during February of 2010.

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2011, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2011, and from which we may incur future gains or losses from changes in commodity prices or market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in commodity prices and interest rates chosen for the following estimated sensitivity analyses are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in commodity prices and interest rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Further, our cash equivalents and derivative instruments are exposed to concentrations of credit risk. We manage and control this risk by placing these funds and contracts with major financial institutions with high credit ratings.  Our receivables are comprised of oil and gas revenue receivables and joint interest billings receivable, which amounts are due from a limited number of entities. Therefore, collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized; however, to date, we have had minimal bad debts.

Commodity Price Risk

Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of December 31, 2011, our derivative instruments consisted of one costless collar agreement for our production from January 1, 2012 through December 31, 2012. At recent production levels, approximately 19% of our net production volumes have been hedged through these instruments. The counterparty in each of these instruments is the Administrative Agent under the credit facility. As of December 31, 2011, the fair value of these agreements is a current asset of $865,358. These instruments allow us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our derivative contracts are described below:

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

Our costless collar agreement as of December 31, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	1/12 – 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)           Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the year ended December 31, 2011 and including the impact of the commodity derivative instruments in place as of December 31, 2011, our annual revenue would increase or decrease by approximately $39,000 for each $1.00 per Bbl change in crude oil prices and $366,000 for each $0.10 per Mcf change in natural gas prices.

Warrant Derivative Risk

On June 15, 2011, we issued the June Warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued the August Warrants to purchase 11,500,000 shares of common stock.  The Warrants have an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 3 — Stock Offerings of the accompanying consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. With all other factors remaining constant as of December 31, 2011:

(i)             the warrant derivative liability would decrease by approximately $2.1 million for a $0.10 decrease in the trading price of our common stock and would increase by approximately $2.4 million for a $0.10 increase in the trading price of our common stock.

(ii)          the warrant derivative liability would increase/decrease by approximately $400,000 by a 10% increase/decrease in the volatility rate.

Interest Rate Risk

We do not currently use interest rate derivatives to mitigate our exposure to the volatility in interest rates. A 1.0% increase in interest rates on the average borrowings outstanding during 2011 would increase interest expense by approximately $81,000 per year.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gasco Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Gasco Energy, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gasco Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gasco Energy Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 28, 2012

GASCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,965,967	$1,994,542
Accounts receivable
Joint interest billings	810,482	1,296,719
Revenue	1,483,382	2,423,114
Inventory	1,911,362	1,773,079
Note receivable	500,000	—
Derivative instruments	865,358	193,959
Prepaid and other expenses	152,045	121,637
Total	7,688,596	7,803,050

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	268,793,463	263,104,555
Unproved properties	36,938,162	35,941,100
Wells in progress	1,938,691	—
Facilities and equipment	1,502,921	1,120,134
Furniture, fixtures and other	167,737	240,659
Total	309,340,974	300,406,448
Less accumulated depletion, depreciation, amortization and impairment	(234,132,806)	(230,701,994)
Total	75,208,168	69,704,454

NON-CURRENT ASSETS
Deposit	639,500	639,500
Note receivable	—	500,000
Deferred financing costs	1,117,972	1,363,425
	1,757,472	2,502,925

TOTAL ASSETS	$84,654,236	$80,010,429

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,649,772	$2,111,192
Revenue payable	2,043,240	2,598,693
Advances from joint interest owners	98,512	1,164,414
5.5% Convertible Senior Notes due 2011	—	400,000
Current portion of long-term debt	8,544,969	—
Accrued interest	586,556	591,751
Accrued expenses	355,224	1,191,000
Total	14,278,273	8,057,050

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $22,574,687 and $25,682,484 as of December 31, 2011 and 2010, respectively	22,593,313	19,485,516
Long-term debt	—	6,544,969
Deferred income from sale of assets	2,665,629	2,868,081
Derivative instruments	4,235,000	—
Asset retirement obligation	1,226,796	1,119,561
Total	30,720,738	30,018,127

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 191,000 and 225,600 shares outstanding as of December 31, 2011 and 2010, respectively	191	226
Common stock - $.0001 par value; 600,000,000 shares authorized; 168,084,515 shares issued and 168,010,815 shares outstanding as of December 31, 2011; 121,255,748 shares issued and 121,182,048 shares outstanding as of December 31, 2010	16,808	12,126
Additional paid-in-capital	262,344,286	257,327,315
Accumulated deficit	(222,575,765)	(215,274,120)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	39,655,225	41,935,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,654,236	$80,010,429

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009

REVENUES
Gas	$15,359,973	$17,053,924	$13,801,679
Oil	2,975,635	2,612,233	1,916,757
Gathering	—	595,942	5,004,204
Rental income	—	—	366,399
Total	18,335,608	20,262,099	21,089,039

OPERATING EXPENSES
Lease operating	8,785,828	6,022,845	4,352,006
Gathering operations	—	375,848	2,670,176
Transportation and processing	2,759,780	3,002,719	—
Depletion, depreciation and amortization	3,525,806	3,565,672	5,555,095
Impairment	—	—	41,000,000
Contract termination fee	—	—	4,701,000
Loss on sale of assets, net	93,674	34,726	794,922
General and administrative	4,933,691	6,743,539	8,130,151
Total	20,098,779	19,745,349	67,203,350

OPERATING (LOSS) INCOME	(1,763,171)	516,750	(46,114,311)

OTHER (EXPENSE) INCOME
Interest expense	(6,764,933)	(17,683,753)	(5,617,750)
Derivative gains	996,484	11,316,191	1,510,522
Gain on extinguishment of debt	—	15,772,441	—
Amortization of deferred income from sale of assets	202,452	168,710	—
Interest income	27,523	36,681	33,368
Total	(5,538,474)	9,610,270	(4,073,860)

NET (LOSS) INCOME	$(7,301,645)	$10,127,020	$(50,188,171)

NET (LOSS) INCOME PER COMMON SHARE
BASIC	$(0.05)	$0.08	$(0.47)
DILUTED	$(0.05)	$0.08	$(0.47)

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Total

Balance December 31, 2008	—	$—	107,825,998	$10,782	$219,375,370	$(175,212,969)	$(130,295)	$44,042,888
Cancellation of common stock	—	—	(43,901)	(4)	4	—	—	—
Stock compensation	—	—	7,500	1	1,951,883	—	—	1,951,884
Net loss	—	—	—	—	—	(50,188,171)	—	(50,188,171)

Balance December 31, 2009	—	—	107,789,597	10,779	221,327,257	(225,401,140)	(130,295)	(4,193,399)
Issuance of preferred stock	305,754	306	—	—	19,363,694	—	—	19,364,000
Reclassification of debt derivative	—	—	—	—	15,358,616	—	—	15,358,616
Conversion of preferred stock into common stock	(80,154)	(80)	13,359,001	1,336	(54,080)	—	—	(52,824)
Stock compensation	—	—	107,150	11	1,331,828	—	—	1,331,839
Net income	—	—	—	—	—	10,127,020	—	10,127,020

Balance December 31, 2010	225,600	226	121,255,748	12,126	257,327,315	(215,274,120)	(130,295)	41,935,252
Conversion of preferred stock into common stock	(34,600)	(35)	5,766,667	576	(541)	—	—	—
Issuance of common stock	—	—	41,000,000	4,100	4,673,328	—	—	4,677,428
Stock compensation	—	—	62,100	6	344,184	—	—	344,190
Net loss	—	—	—	—	—	(7,301,645)	—	(7,301,645)

Balance December 31, 2011	191,000	$191	168,084,515	$16,808	$262,344,286	$(222,575,765)	$(130,295)	$39,655,225

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,301,645)	$10,127,020	$(50,188,171)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities
Depletion, depreciation, amortization, accretion and impairment expense	3,525,806	3,565,672	46,555,095
Stock-based compensation	323,733	1,365,264	1,944,775
Gain on extinguishment of debt	—	(15,772,441)	—
Change in fair value of derivative instruments	(472,024)	(9,727,956)	11,549,552
Amortization of debt discount, deferred expenses and other	3,301,796	13,734,361	1,377,509
Changes in operating assets and liabilities:
Accounts receivable	1,425,969	117,298	5,427,455
Inventory	(241,957)	(799,092)	3,257,440
Prepaid and other expenses	(22,732)	170,784	(103,611)
Accounts payable	406,847	816,919	(1,723,143)
Revenue payable	(555,453)	353,148	(1,595,443)
Accrued interest	(5,195)	(250,965)	(343,387)
Accrued expenses	(814,645)	(56,161)	89,106
Net cash (used in) provided by operating activities	(429,500)	3,643,851	16,247,177

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	(8,790,336)	(6,981,247)	(10,190,020)
Cash paid for furniture, fixtures and other	(890)	(17,522)	(5,230)
Increase (decrease) in advances from joint interest owners	(1,065,902)	1,164,414	(612,222)
Proceeds from property sales	10,000	24,309,000	539,450
Net cash (used in) provided by investing activities	(9,847,128)	18,474,645	(10,268,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	2,000,000	1,000,000	13,000,000
Proceeds from issuance of common stock and warrants	10,000,000	—	—
Repayment of borrowings	—	(29,000,000)	(9,455,031)
Cash paid for debt and stock issuance costs	(1,351,947)	(2,146,894)	—
Repurchase of convertible notes	—	(54,400)	—
Payment of deposit	—	(500,000)	—
Repayment of convertible notes	(400,000)	—	—
Net cash provided by (used in) financing activities	10,248,053	(30,701,294)	3,544,969

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,575)	(8,582,798)	9,524,124

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD	1,994,542	10,577,340	1,053,216

END OF PERIOD	$1,965,967	$1,994,542	$10,577,340

The accompanying notes are an integral part of the consolidated financial statements.

GASCO ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less at the time of acquisition are considered to be cash equivalents.

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

Significant Customers

During the three years ended December 31, 2011, 78%, 83% and 84%, respectively, of the Company’s production was sold to Anadarko Petroleum Corporation; during 2011, 2010 and 2009, 16%, 13% and 12% of the Company’s production was sold to EnWest Marketing LLC. Approximately 63% of the accounts receivable — revenue as of December 31, 2011 are due from Anadarko Petroleum Corporation. However, Gasco does not believe that the loss of a single purchaser, including Anadarko Petroleum Corporation, would materially affect the Company’s business because there are numerous other purchasers in the areas in which Gasco sells its production.

Inventory

Inventory consists of pipe and tubular goods intended to be used in the Company’s oil and gas operations, and is stated at the lower of cost or market using the average cost valuation method.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $76,973, $123,753 and $47,617 of internal costs during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, the Company capitalized stock compensation expense related to our drilling consultants as further described in Note 8 — Stock-Based Compensation herein. Costs associated with production and general corporate activities are expensed in the period incurred. During April 2010, the Company began charging a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, net income attributable to the outside working interest owners from such marketing activities of $123,844 and $127,639 was recorded as a credit to proved properties during the years ended December 31, 2011 and 2010, respectively. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include (i) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (ii) estimated future development costs to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $36,938,162 as of December 31, 2011, are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. If a determination is made that acreage will be expiring or that the Company does not plan to develop some of the acreage that is no longer considered to be prospective, an impairment of the acreage is recorded by reclassifying the costs to the full cost pool. The value of these acres for the purpose of recording the impairment is estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by the Company. This per acre estimate is then applied to the acres that the Company does not plan to develop in order to calculate the impairment. During October 2011, the Company entered into an agreement related to its Nevada acreage. The counterparty to the agreement began paying all delay rentals for this acreage and the Company will retain a small overriding interest on any drilling projects that may occur in the future. Because the Company has effectively relinquished control of this acreage and the value of any potential overriding interest in the future is uncertain, the Company reclassified the costs of this acreage of $660,000 from unproved properties into proved properties as of September 30, 2011, at which time these costs were included in the ceiling test and depletion calculations. During 2010, the Company reclassified approximately $3,000,000 of acreage costs primarily in Utah into proved property. This acreage represented the value of leases that expired during 2011 before the Company was able to develop them further and a reduction in the carrying value of our leases based upon the appraised value of our acreage as of December 31, 2010. These costs were included in the ceiling test and depletion calculations during the quarter in which the reclassifications were made.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average, first-day-of-the-month oil and gas price during the 12-month period ended December 31, 2011 to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil and gas prices of $34.40 per Bbl and $2.36 per Mcf, by $41,000,000. Therefore, impairment expense related to our oil and gas properties of $41,000,000 was recorded during the twelve months ended December 31, 2009. No impairment expense related to the Compay’s oil and gas properties was recorded during 2011 or 2010.

Wells in Progress

Wells in progress at December 31, 2011, represent the costs associated with the drilling of two wells in the Riverbend area of Utah. Since the wells had not reached total depth as of December 31, 2011, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells were transferred into proved property during January 2012 when the wells reached total depth and were cased and became subject to depletion and the ceiling test calculation in future periods.

Capitalized Interest

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest was capitalized during the three years ended December 31, 2011.

Facilities and Equipment

The Company constructed two evaporation pits in the Riverbend area of Utah that were used for the disposal of produced water from the wells that Gasco operated in the area. The pits were depreciated using the straight-line method over their estimated useful life of twenty-five years. The costs of water disposal into the evaporation pits were charged to wells operated by Gasco and therefore, the net income or expense attributable to the outside working interest owners from the evaporation pits of $106,433 and $(49,449) was recorded as an adjustment to proved properties during the years ended December 31, 2010 and 2009, respectively. These facilities were sold during February 2010 as described in Note 4 — Asset Sales and Acquisitions, herein.

The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of three to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net activity attributable to the outside working interest owners from the equipment rental of $(93,208), $(16,109) and $(52,444), was recorded as an adjustment to proved properties during the years ended December 31, 2011, 2010 and 2009, respectively.

Through the beginning of June 2009, the Company owned a drilling rig that it leased to an operator for the drilling of wells that it did not operate. During June 2009, the Company sold the drilling rig for proceeds of $1,000,000 which consisted of a cash payment of $500,000 and an interest bearing promissory note of $500,000 with a maturity date of June 30, 2012.  The Company recognized a loss of $905,850 on the sale, which is included in “Loss on sale of assets, net” in the accompanying consolidated financial statements.

Impairment of Long-lived Assets

The Company’s evaluation of impairment of unproved properties incorporates its expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices. Investments in unproved properties with a carrying value of approximately $36,938,162 as of December 31, 2011, including capitalized interest costs, are assessed quarterly to ascertain whether impairment has occurred. Impairments in such properties may result from lower commodity prices, expiration of leases, inability to find partners, inadequate financing or unsuccessful drilling results. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. The amount of impairment assessed, if any, is added to the costs to be amortized, or is reported as a period expense, as appropriate. If an impairment of unproved properties results in a reclassification to proved oil and gas properties, the ceiling test cushion would be reduced.

Deferred Financing Costs

Deferred financing costs represent the costs associated with the issuance of financial instruments. The Company recorded amortization expense of $258,456, $13,888,901 and $608,621 related to these costs during the years ended December 31, 2011, 2010 and 2009, respectively. Expenses in 2011 related to the amortization of the costs for the issuance of the 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) (see Note 5 — Convertible Senior Notes, herein). Expenses incurred in 2010 included the pro-rata portion of the debt issuance costs expensed for a conversion of 30% of the outstanding 2015 Notes. The expense recorded in 2009 is related to the amortization of the debt issuance costs associated with the Company’s convertible notes that were issued during 2004.

Forward Sales Contracts

During March 2010, per the Base Contract for Sale and Purchase of Natural Gas that the Company has with Anadarko Energy Services Company, dated December 1, 2007, the Company entered into a term sales and transportation transaction to sell up to 50,000 MMBtu per day of its gross production through 2013 from the Uinta Basin.  The transaction contains two pricing mechanisms: (1) up to 25,000 MMBtu per day will be priced at the NW Rockies first of month price and (2) up to 25,000 MMBtu per day will be priced at the first of the month index price as published by Gas Daily for the North West Wyoming Poll Index price. The Company accounts for its agreement to physically settle its production as an executory contract.

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

The Company’s outstanding warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments.

In addition, as discussed in Note 5 — Convertible Senior Notes, herein, the Company accounted for the embedded conversion features related to the exchange of its 5.5% Convertible Senior Notes due 2011 (the “2011 Notes”) for 2015 Notes in June 2010 as derivatives until September 15, 2010. Changes in fair value were recorded in earnings. See Note 6 — Derivatives, herein.

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

	Year Ended December 31,
	2011	2010

Balance beginning of period	$1,119,561	$1,260,965
Liabilities incurred	1,405	2,100
Property dispositions	—	(242,981)
Accretion expense	105,830	99,477
Balance end of period	$1,226,796	$1,119,561

Deferred Income from Sale of Assets

The deferred income from sale of assets represents the excess of proceeds received over the carrying value that was recorded in connection with the sale of the Company’s gathering assets and evaporative facilities in February 2010 as further described in Note 4 — Asset Sales and Acquisitions, herein. This income is being amortized over the fifteen-year terms of the gathering and salt water disposal contracts which were entered into at the time of the sale.

Contract Termination Fee

During February 2009, the Company released its remaining leased drilling rig and paid the rig contractor $4,701,000 for early termination of the drilling contract, as calculated at $12,000 per day from the rig release date through March 15, 2010, the expiration date of the contract.

Off Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2011, the off-balance sheet arrangements and transactions that the Company had entered into included undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Revenue Recognition

The Company records revenues from the sales of natural gas and crude oil when delivery to the customer has occurred, title has transferred and collectability is reasonably assured. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2011 and 2010 were not significant.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both the vested and unvested shares of restricted stock. Diluted net income or loss per common share of stock is computed by dividing adjusted net income by the diluted weighted-average common shares outstanding.  Potentially dilutive securities for the diluted earnings per share calculation consist of (i) unvested shares of restricted common stock, (ii) in-the-money outstanding options and warrants to purchase the Company’s common stock, (iii) outstanding Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of the Company’s common stock, and (iv) the Company’s outstanding 2015 Notes which are convertible into shares of Preferred Stock and common stock.

The treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the options (which repurchases were assumed to have been made at the average market price of the common shares during the reporting period), is used to measure the dilutive impact of stock options, shares of restricted common stock and shares into which the 2015 Notes and Preferred Stock are convertible.

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. The table below sets forth the computations of basic and diluted net income (loss) per share for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010	2009
Basic Net (Loss) Income Per Common Share
Numerator:
Basic net (loss) income	$(7,301,645)	$10,127,020	$(50,188,171)
Net earnings allocated to participating securities	—	942,721	—
Net (loss) income attributed to common stockholders	(7,301,645)	9,184,299	(50,188,171)

Denominator:
Weighted-average common shares outstanding	146,587,438	110,058,936	107,581,871
Basic net (loss) income per share	$(0.05)	$0.08	$(0.47)

Diluted Net (Loss) Income Per Common Share
Numerator:
Basic and diluted net (loss) income	$(7,301,645)	$10,127,020	$(50,188,171)

Denominator:
Basic weighted-average common shares outstanding	146,587,438	110,058,936	107,581,871
Effect of dilutive securities:
Unvested restricted stock	—	—	—
Options to purchase common stock	—	—	—
Assumed treasury shares purchased	—	—	—
Diluted weighted-average common shares outstanding	146,587,438	110,058,936	107,581,871

Diluted net (loss) income per share	$(0.05)	$0.08	$(0.47)

The following were excluded from the computation of diluted earnings (loss) per common share as they did not have a dilutive effect.

	For the Years Ended December 31,
	2011	2010	2009

2015 Notes and 2011 Notes	75,280,000	75,380,000	16,250,000
Preferred Stock	31,833,339	—	—
Common stock options	8,182,647	12,689,733	12,096,672
Warrants	30,250,000	—	—
Unvested restricted stock	184,500	191,300	140,500

Use of Estimates

The preparation of the financial statements for the Company in conformity with U.S. generally accepted accounting principals (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Other Comprehensive Income (Loss)

The Company does not have any items of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities.  The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more-likely-than-not that such net deferred tax assets will not be realized.

The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense. The Company files income tax returns in the U.S. federal jurisdiction and various states.  There are currently no federal or state income tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2008 and for state and local tax authorities for years before 2007.

Stock Compensation

The Company recognizes compensation cost for its common stock options and restricted stock grants as equity based awards based on estimated fair value of the award and records compensation expense over the requisite service period. The Company accounts for its stock appreciation rights (“SARs”) as liability based awards and accordingly recognizes the fair value of the vested SARs each reporting period. See Note 8 — Stock-Based Compensation, herein for further discussion.

NOTE 3 — STOCK OFFERINGS

On June 15, 2011, the Company closed its underwritten registered offering of 25,000,000 units (the “June Offering”) at a price of $0.24 per unit, for gross proceeds of $6.0 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.75 of a share of common stock (the “June Warrants”). The shares of common stock and June Warrants were issued separately. The net proceeds from the June Offering were $5,108,143, after deducting underwriting discounts and commissions and other offering expenses of $891,857.

On August 3, 2011, the Company closed an underwritten registered offering of 16,000,000 units (the “August Offering” and collectively with the June Offering, the “Offerings”) at a price of $0.25 per unit, for gross proceeds of $4.0 million.  Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.71875 of a share of common stock (the “August Warrants” and collectively with the June Warrants, the “Warrants”).  The shares of common stock and August Warrants were issued separately. The net proceeds from the August Offering were $3,604,910, after deducting underwriting discounts, commissions and other offering expenses of $395,090.

The Warrants are exercisable immediately for a term of sixty months, beginning at issuance, at an initial exercise price of $0.35 per share; however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If the Company makes a distribution of its assets to all of its stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrants), at the election of a holder of a Warrant, the Company may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  As a result, the Warrants are accounted for as a liability on the Company’s consolidated balance sheet with changes in their fair value reported in earnings. The June Warrants and the August Warrants were recorded at their fair values of $1,850,625 and $2,185,000, respectively, at the issuance dates. Subject to certain exceptions, if the average of the daily volume weighted-average price of a share of common stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrants) are satisfied, then the Company may, subject to certain conditions, require the holders of the Warrants to exercise.

NOTE 4 — ASSET SALES AND ACQUISITIONS

Sale of Gathering Assets

On February 26, 2010, the Company completed the sale of materially all of the assets (the “Asset Sale”) comprising its gathering system and its evaporative facilities, located in Uintah County, Utah, to Monarch Natural Gas, LLC (“Monarch”) pursuant to an Asset Purchase Agreement dated January 29, 2010 (the “Purchase Agreement”). The Purchase Agreement was subject to customary post-closing terms and conditions for transactions of this size and nature. At the closing of the Asset Sale, the Company received total cash consideration of $23.0 million from Monarch, the entirety of which was used to repay amounts outstanding under its Credit Facility.

Pursuant to the Purchase Agreement and simultaneous with the closing of the Asset Sale, Gasco entered into the following contracts with Monarch: (i) a transition services agreement pursuant to which the Company agreed to provide certain services relating to the operation of the acquired assets to Monarch for a six-month term commencing at closing; (ii) a gas gathering agreement pursuant to which the Company agreed to dedicate its natural gas production from all of its Utah acreage for a minimum fifteen-year period and Monarch agreed to provide gathering, compression and processing services to the Company utilizing the gathering system; and (iii) a salt water disposal services agreement pursuant to which Monarch agreed that the Company may deliver salt water produced by its operations to the evaporative facilities for a minimum fifteen-year period.

The Company recorded deferred income of approximately $3.0 million on the Asset Sale which is being amortized over the fifteen-year terms of the gas gathering agreement and salt water disposal services agreement.

The following unaudited pro forma information is presented as if the Asset Sale had an effective date of January 1, 2009.

	Year Ended December 31,
	2010	2009

Revenue as reported	$20,262,099	$21,089,039
Less revenue from sale of Gathering Assets	595,942	5,004,204
Pro forma revenue	$19,666,157	$16,084,835

Net income (loss) as reported	$10,127,020	$(50,188,171)
Add operating loss resulting from the Gathering Assets sale	(824,337)	(4,745,058)
Pro forma net income (loss)	$9,302,683	$(54,933,229)

Net income (loss) per share - basic as reported	$0.08	$(0.47)
Add net loss per share - from sale of Gathering Assets	(0.01)	(0.04)
Pro forma net income (loss) per share basic	$0.07	$(0.51)

Net income (loss) per share — diluted as reported	$0.08	$(0.47)
Add net loss per share - from sale of Gathering Assets	(0.01)	(0.04)
Pro forma net income (loss) per share diluted	$0.07	$(0.51)

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

Prospect Fee

During September 2010, Gasco entered into an arrangement with an exploration and production company which operates in California, pursuant to which the Company received a $1.5 million prospect fee related to certain of its California acreage. The fee reimbursed costs that the Company has invested in the area and provides it with a potential carried interest of 20% in two wells to be drilled on the acreage.  Additionally, the farmee is obligated to obtain and provide to Gasco 3-D Seismic data over the contract area. The proceeds received were recorded as a credit to unproved properties during the year ended December 31, 2010 (during the third quarter of 2010).

NOTE 5 - CONVERTIBLE SENIOR NOTES

As of December 31, 2011, the Company had $45,168,000 aggregate principal amount of 2015 Notes outstanding.

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

2011 Notes

As of December 31, 2010 and until October 5, 2011, the Company had $400,000 aggregate principal amount of 2011 Notes outstanding. The 2011 Notes, which bore interest at a rate of 5.50% per annum, were issued on October 20, 2004 with a maturity date of October 5, 2011, and were repaid in full as of this date.

Note Purchase

During August 2010, the Company purchased $68,000 in principal value of its 2011 Notes including interest for $54,400. The difference between the purchase price and the principal value less unamortized debt issuance costs was recorded as a gain on the extinguishment of debt.

NOTE 6 — DERIVATIVES

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. As of December 31, 2011, natural gas derivative instruments consisted of one collar agreement for production from January 1, 2012 through December 31, 2012. As of December 31, 2010, natural gas derivative instruments consisted of two swap agreements for gas production through March 2011. These natural gas derivative instruments allow the Company to predict with greater certainty the effective natural gas prices to be realized for its production. The Company’s derivative contracts are described below:

•                  For its swap instrument, the Company received a fixed price for the hedged commodity and paid a floating market price to the counterparty. The fixed-price payment and the floating-price payment were netted, resulting in a net amount due to or from the counterparty.

•                  The Company’s costless collar contains a fixed floor price (purchase put) and ceiling price (written call). The Company receives the difference between the published index price and the floor price if the index price is below the floor price. The Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. If the index price is between the ceiling and the floor prices, no amounts are paid or received.

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

The following table details the fair value of the derivatives recorded in the consolidated balance sheets:

	Location on Consolidated	Fair Value at December 31,
	Balance Sheets	2011	2010

Natural gas derivative contracts	Current assets	$865,358	$193,959
Warrant derivative	Noncurrent liabilities	4,235,000	—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010	2009

Realized gains on commodity instruments	$524,460	$1,588,235	$13,060,074
Change in fair value of commodity instruments	671,399	2,887,564	(11,549,552)
Change in fair value of warrant derivative	(199,375)	—	—
Change in fair value of embedded derivative feature	—	6,840,392	—
Total realized and unrealized gains (losses) recorded	$996,484	$11,316,191	$1,510,522

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains (losses).

The Company’s costless collar agreement as of December 31, 2011 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	1/12 — 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

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

Pursuant to the Monarch Amendment, Monarch agreed to temporarily release and waive its rights under the Monarch Processing Agreement to process the first 30,000 MMBtu/d of volume from certain of the Company’s natural gas production.  Monarch retained processing rights for natural gas volumes in excess of the initial 30,000 MMBtu/d of production, unless otherwise agreed.  In addition to any processing fees paid by the Company to Monarch for the natural gas processed by Monarch, the Company agreed to pay Monarch a process sharing fee calculated based upon payment received from Chipeta for the sale of product extracted from the Company’s natural gas processed pursuant to the Chipeta Processing Agreement described above.  Monarch agreed to continue to gather the Company’s natural gas, including such natural gas to be processed by Chipeta pursuant to the Chipeta Processing Agreement.

On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch which amends, restates and replaces the Monarch Processing Agreement and Monarch Amendment described above.  Under the Amended and Restated Monarch Agreement, Monarch agreed to (a) release and waive its rights to process the first 50,000 MMBtu/day of our gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The term of the Amended and Restated Monarch Agreement extends through February 28, 2025, and, for wells that are already connected to Monarch’s gathering system on February 28, 2025, for so long as our gas can be produced in commercial quantities from such wells.

NOTE 8 — STOCK-BASED COMPENSATION

The Company has outstanding common stock options, stock appreciation rights (“SARs”) and restricted stock issued under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period. The expense recognized over the service period includes an estimate of the awards that will be forfeited.  Gasco assumes no forfeitures for employee awards based on the Company’s historical forfeiture experience.  For non-employee awards, Gasco assumes a 3% forfeiture rate for the years ending December 31, 2011, 2010 and 2009.  The Company accounts for its SARs as liability based awards and accordingly the Company recognizes the fair value of the vested SARs each reporting period. The fair value of stock options and SARs is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair value of the stock on the date of grant.

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. During the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2011	2010	2009

Employee compensation	$324,408	$1,368,863	$1,933,843
Consultant compensation (reduction in compensation)	(1,349)	(4,969)	18,042
Total stock-based compensation	323,059	1,363,894	1,951,885
Less: consultant compensation expense (reduction in expense) capitalized as proved property	(674)	(1,370)	7,110
Stock-based compensation expense	$323,733	$1,365,264	$1,944,775

The Company did not recognize a tax benefit from stock-based compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be recognized.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair value of options granted to the Company’s employees and directors during 2011, 2010, and 2009 was calculated using the following assumptions:

Employee and Director Options
	2011	2010	2009
Expected dividend yield	—	—	—
Expected price volatility	80-137%	76-78%	75-80%
Risk-free interest rate	0.1 – 1.3%	1.4 – 2.3%	2.2 – 2.8%
Expected life of options	0.3– 5 years	5 years	5-6 years

The weighted average grant-date fair value of options granted to employees and directors during 2011, 2010, and 2009 was $0.08, $0.23 and $0.31, respectively.

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Stock Options

During the year ended December 31, 2011, the Company granted 751,000 options to purchase common stock with exercise prices of $0.17 to $0.25. These options vest in equal portions over the following two-year period and expire five years from the grant date.

During the year ended December 31, 2010, the Company granted 1,371,000 options to purchase 50,000, 175,000, 646,000 and 500,000 shares of common stock with exercise prices of $0.34, $0.35, $0.36 and $0.37 per share, respectively. These options have a one- or two-year vesting period and expire five years from the grant date. These options were granted contingent on stockholder approval of a new stock option plan, which was approved at the Company’s annual meeting of stockholders during July 2011. Therefore these options were accounted for as liability awards until stockholder approval was obtained, at which time they were and will continue to be accounted for as equity awards.

The following table summarizes the stock option activity in the equity incentive plans during the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	12,689,733	$1.63	12,096,672	$1.82	11,124,788	$2.06
Granted	751,000	$0.22	1,371,000	$0.36	1,752,083	$0.66
Exercised	—	—	—	—	—	—
Forfeited	(201,450)	$0.97	(86,547)	$1.64	(373,489)	$1.32
Cancelled	(5,056,636)	$1.75	(691,392)	$2.46	(406,710)	$3.78
Outstanding at the end of year	8,182,647	$1.37	12,689,733	$1.63	12,096,672	$1.82
Exercisable at December 31,	6,950,973	$1.63	10,548,230	$1.83	8,941,784	$2.03

The following table summarizes information related to the outstanding and vested options as of December 31, 2011:

	Outstanding Options	Vested Options
Number of shares	8,182,647	6,950,973
Weighted-Average Remaining Contractual Life	2.88 years	2.79 years
Weighted-Average Exercise Price	$1.37	$1.63
Aggregate intrinsic value	$36,400	$400

The aggregate intrinsic value in the table above is based on the Company’s closing common stock price of $0.23 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no options exercised during the years ending December 31, 2011 and 2010.

The Company settles employee stock option exercises with newly issued common shares. SARs are settled with cash equal to the difference between the fair market value of the stock and the exercise price on the date of grant.

As of December 31, 2011, there was $180,467 of total unrecognized compensation cost related to non-vested options and SARs granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 1.9 years.

The following table summarizes the stock options outstanding at December 31, 2011.

Range of exercise Prices per Share	Number of Shares Outstanding	Number of Shares Exercisable	Weighted-Average Remaining Contractual Life of Shares Outstanding (years)

$0.00 — $0.99	3,158,164	1,986,970	3.1
$1.00 — $1.99	3,354,900	3,294,420	2.3
$2.00 — $2.99	300,000	300,000	3.5
$3.00 — $3.99	1,277,500	1,277,500	3.3
$4.00 — $4.99	40,000	40,000	6.5
$5.00 — $5.99	52,083	52,083	4.3
Total	8,182,647	6,950,973	2.9

During January, February and March 2012, the Company granted 836,485 options to purchase common stock with exercise prices ranging from $0.21 to $0.29 per share. These options have a two-year vesting period and expire five years from the grant date.

SARs

Effective October 1, 2011, the Company’s non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, the Company granted SARs related to a total of 500,000 shares of the Company’s common stock to these directors. As of December 31, 2011, the SARs were recorded as a liability of $10,924 in the accompanying financial statements. The SARs provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) the fair market value of one share of common stock on the date of exercise, over (ii) $0.25, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised (“Appreciation Amount”). The SARs vested on January 31, 2012 and were automatically exercised on February 1, 2012. The fair market value of the common stock on the date of exercise was below $0.25 per share and therefore the Appreciation Amount was zero and no cash payment was made.

Effective February 28, 2012, the Company granted another stock appreciation rights award (“February SARs”) related to a total of 1,000,000 shares of our common stock to these directors.  The February SARs provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) (A) the fair market value of one share of common stock on the date of exercise or (B) $2.00, over (ii) $0.30, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised. The February SARs vest on January 31, 2013 and will be automatically exercised on February 1, 2013.

Restricted Stock

The following table summarizes the restricted stock activity for the years ending December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Restricted Stock	Weighted Average Fair Value	Restricted Stock	Weighted Average Fair Value	Restricted Stock	Weighted Average Fair Value
Outstanding at the beginning of the year	191,300	$0.70	140,500	$2.39	233,300	$2.35
Granted	75,000	$0.25	150,000	$0.37	7,500	$0.25
Vested	(68,900)	$0.93	(78,500)	$2.51	(62,200)	$2.56
Forfeited	(12,900)	$1.79	(20,700)	$2.83	(38,100)	$1.44
Outstanding at the end of the year	184,500	$0.36	191,300	$0.70	140,500	$2.39

The total grant date fair value of the restricted shares vested during the years ending December 31, 2011, 2010, and 2009 was $64,204, $197,075 and $159,051, respectively.

As of December 31, 2011, there was $68,181 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 9 — OIL AND GAS PROPERTY

The Company’s oil and gas properties are summarized in the following table:

	As of December 31,
	2011	2010

Proved properties	$268,793,463	$263,104,555
Unproved properties	36,938,162	35,941,100
Wells in progress	1,938,691	—
Facilities and equipment	1,502,921	1,120,134
Total	309,173,237	300,165,789
Less accumulated depletion, depreciation, amortization and impairment	(233,987,193)	(230,509,273)
	$75,186,044	$69,656,516

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31,
	2011	2010	2009
Property acquisition costs:
Unproved	$2,094,969	$313,238	$647,721
Proved	—	481,947	—
Exploration costs	3,864,866	968,683	1,895,981
Development costs	2,506,176	5,151,909	2,486,858
Total	$8,466,011	$6,915,777	$5,030,560

At December 31, 2011, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following areas:

	2011	2010

Utah	$35,335,449	$34,467,479
California	1,602,713	564,625
Nevada	—	908,996
	$36,938,162	$35,941,100

During the year ended December 31, 2011, the Company entered into an agreement related to its Nevada acreage. The counterparty to the agreement began paying all delay rentals for this acreage and the Company will retain a small overriding interest on any drilling projects that may occur in the future. Because the Company has effectively relinquished control of this acreage and the value of any potential overriding interest in the future is uncertain, the Company reclassified the costs of this acreage of $660,000 from unproved properties into proved properties. During the year ended December 13, 2010, the Company reclassified $3,000,000 and $1,100,000 of expiring acreage costs in Utah into proved property. These costs were included in the depletion and ceiling test calculations during the quarter in which the costs were reclassified.

Depreciation, depletion and amortization expense per Mcfe was $0.91, $0.82 and $1.23 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth a summary of unproved oil and gas property costs as of December 31, 2011, by the year in which such costs were incurred.

	Balance	Costs Incurred During Years Ended December 31,
	12/31/11	2011	2010	2009	Prior

Acquisition costs	$29,624,480	$673,351	$166,772	$457,602	$28,326,755
Exploration costs	7,313,682	1,503,763	146,467	190,116	5,473,336
Total	$36,938,162	$2,177,114	$313,239	$647,718	$33,800,091

The Company believes that the majority of our unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further, or by making decisions that further exploration and development activity will not occur.

NOTE 10 — CREDIT FACILITY

The Company’s $250 million revolving credit facility (“Credit Facility”) has been available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. As a result of the completion of the semi-annual redeterminations of the Company’s borrowing base under the Credit Facility, the borrowing base was decreased from $16 million to $15 million in May 2011, and was further decreased to $13 million effective November 1, 2011. As of December 31, 2011, there were loans in the amount of $8,544,969 and letters of credit in the amount of $25,195 outstanding under the Credit Facility. During March 2012, the Company borrowed an additional $2 million which increase the amount outstanding under the Credit Facility to $10,544,969. On March 22, 2012, the Company repaid $10,544,969 which represented all borrowings outstanding under the Credit Facility.

On March 22, 2012, in connection with the consummation of the property transaction discussed in Note 22 — Subsequent Events, herein, the Company entered into a Twelfth Amendment (the “Twelfth Amendment”) to its Credit Facility. The Twelfth Amendment, among other things, (i) extends the maturity of the Credit Facility to June 29, 2012, (ii) permits the consummation of the property transaction discussed in Note 22 — Subsequent Events, herein, (iii) reduces the availability of aggregate commitments under the credit facility to $25,195.25, and (iv) addresses letter of credit availability through maturity.

The Company is discussing alternative borrowing arrangements with other lenders and while the Company currently believes that it will be able to find a replacement lender, there can be no assurance that it will be able to obtain adequate alternative financing on acceptable terms or at all. For example, the Company’s recent results of operations and volatility in oil and gas prices as well as in the domestic credit and capital markets generally may negatively affect the availability and terms of financing. If the Company was to secure an alternative borrowing arrangement, it expects that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of its previous Credit Facility.  If the Company is unable to secure an alternative borrowing arrangement, it will lose a primary source of liquidity and will be required to fund its business and operations going forward with cash flow from operations and cash on hand.  There is no guarantee that the Company will be able to do so, in which case it may have to significantly reduce its spending and may be unable to execute its existing short-term and long-term business plan, and its liquidity and results of operations may be materially adversely affected.

Interest on borrowings under the Credit Facility accrue at variable interest rates at either a Eurodollar rate or an alternate base rate (“ABR”). The Eurodollar rate is calculated as LIBOR plus an applicable margin that, as amended, varies from 2.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 3.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The ABR, as amended, is equal to the sum of (i) the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.00% and (ii) an applicable margin that varied from 1.75% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.75% (for periods in which the Company has utilized at least 90% of the borrowing base). The Company elects the basis of the interest rate at the time of each borrowing under the Credit Facility. However, under certain circumstances, the Lenders could require the Company to use the non-elected basis in the event that the elected basis did not adequately and fairly reflect the cost of making such loans. The interest rate on borrowings outstanding under our Credit Facility was 5.1% as of December 31, 2011.

The Credit Facility requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Facility) for the most recent four quarters not to be greater than 3.5:1.0 for each fiscal quarter.  In addition, the Credit Facility contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Any failure to comply with any material provision or covenant of the Credit Facility will result in a default which would, absent a waiver or amendment, will require immediate repayment of outstanding indebtedness under the Credit Facility.  Additionally, should the Company’s obligation to repay indebtedness under the Credit Facility have been accelerated, the Company would have been in default under the indenture governing the 2015 Notes, which would have required repayment of the outstanding principal, interest and liquidated damages, if any, on the 2015 Notes.

As of December 31, 2011, the Company’s current ratio was 2.0:1.0 and its senior debt to EBITDAX ratio is 3.1:1.0, and the Company was in compliance with each of the covenants contained in the Credit Facility.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets:
Commodity derivatives	$—	$856,358	$—	$856,358
Liabilities:
Warrant derivatives	$—	$—	$4,235,000	$4,235,000

December 31, 2010
Assets:
Commodity derivatives	$—	$193,959	$—	$193,959

As of December 31, 2011, the Company’s commodity derivative financial instruments consist of one costless collar agreement. The fair value of the collar agreement is determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivative and is, therefore, considered Level 2 in the fair value hierarchy. The Company determines the fair value of this contract under the income valuation technique using an option pricing model. The valuation model requires a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty in all of the Company’s commodity derivative financial instruments is the Administrative Agent under the Credit Agreement. See Note 10 — Credit Facility herein.

As of December 31, 2011, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock, as further described in Note 3 — Stock Offerings, herein. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions, particularly since the trading price of the Company’s common stock has a high-historical volatility. With all other factors remaining constant as of December 31, 2011:

(i)             the warrant derivative liability would decrease by approximately $2.1 million for a $0.10 decrease in the trading price of our common stock and would increase by approximately $2.4 million for a $0.10 increase in the trading price of our common stock.

(ii)          the warrant derivative liability would increase/decrease by approximately $400,000 by a 10% increase/decrease in the volatility rate.

A summary of the Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/10	—	—	—
Warrants issued	30,250,000	$0.35	54.1 months
Warrants outstanding as of 12/31/11	30,250,000	$0.35	54.1 months

The significant assumptions used in the valuation of the warrant derivative liability are as follows:

Exercise price	$0.35 per share
Volatility	95.5%
Term of Warrants	60 months
Risk-free interest rate	1% - 2%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Warrant Derivative
Balance as of January 1, 2011	$—
Total losses (realized or unrealized):
Included in earnings	(199,375)
Included in other comprehensive income	—
Issuances	(4,035,625)
Settlements	—
Transfers in and out of Level 3	—
Balance as of December 31, 2011	$(4,235,000)

Change in unrealized gains included in earnings relating to instruments still held as of December 31, 2011	$(199,375)

The carrying amounts of cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturities and or liquid nature of these assets and liabilities. The estimated fair value of the 2015 Notes of $31,443,000 and $31,766,000 as of December 31, 2011 and 2010, respectively, was determined using a discounted cash flow and option pricing model.

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company’s capital stock as of December 31, 2011 consists of 600,000,000 authorized shares of common stock, par value $0.0001 per share, 20,000 authorized shares of Series B Convertible Preferred stock, par value $0.001 per share, and 2,000,000 authorized shares of Series C Convertible Preferred stock (“Preferred Stock”).

Series B Convertible Preferred Stock

As of December 31, 2011 and 2010, the Company had no shares of Series B Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

As of December 31, 2011 and 2010, the Company had 191,000 and 225,600 shares, respectively, of Preferred Stock issued and outstanding. The Preferred Stock is entitled to receive cash dividends and other distributions declared on the common stock, as well as distributions upon liquidation, dissolution or any other winding up event, in each case as set forth in the Certificate of Designations. The Preferred Stock does not have any right or power to vote on any question or in any proceeding or to be represented at or to receive notice of any meeting of holders of capital stock of the Company, except as required by law. The Preferred Stock may not be redeemed by the Company at any time.

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

On September 20, 2010, the Company effected the automatic conversion of $19,364,000 of the outstanding principal amount of the 2015 Notes into 305,754 shares of Preferred Stock which were convertible into 50,959,010 shares of common stock. During the fourth quarter of 2010 and the first quarter of 2011, 114,754 shares of Preferred Stock were converted into 19,125,668 shares of common stock. During March 2012, 8,935 shares of Preferred Stock were converted into 1,489,166 shares of common stock.

Common Stock

Gasco has 168,084,515 shares of common stock issued and outstanding and 73,700 shares held in treasury as of December 31, 2011. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

As of December 31, 2011, the Company had 8,182,647 shares of common stock issuable upon exercise of outstanding options, 184,500 share of unvested restricted stock and an additional 12,442,436 shares of common stock available for issuance under its long term incentive plan.

As of December 31, 2011, assuming all of the 2015 Notes are converted at the applicable conversion prices and all of the Preferred Stock is converted, the number of shares of our common stock outstanding would increase by approximately 107,113,339 shares of common stock resulting in an increase in the outstanding shares as December 31, 2011 to approximately 275,124,154 shares (this number assumes no exercise of the options described above and no additional grants of options or restricted stock).

The Company’s common stock equity transactions during 2011 and 2010 are described as follows:

During the first quarter of 2011 and the fourth quarter of 2010, 34,600 and 80,154 shares of Preferred Stock were converted into 5,766,667 and 13,359,001 shares of common stock, respectively. During March 2012, 8,935 shares of Preferred Stock were converted into 1,489,166 shares of common stock.

During the years ended December 31, 2011 and 2010, the Company’s Board of Directors approved the issuance of 75,000 and 150,000 restricted shares of common stock, respectively, to certain of the Company’s employees. The restricted shares vest at varying schedules within three to five years. The shares fully vest upon certain events, such as a change in control of the Company, expiration of the individual’s employment agreement and termination by the Company of the individual’s employment without cause.  Any unvested shares are forfeited upon termination of employment for any other reason. The shares of restricted stock are considered issued and outstanding at the date of grant and are included in shares outstanding upon vesting for the purposes of computing diluted earnings per share. During 2010, 11,701 shares of the Company’s common stock were cancelled in satisfaction of the income tax liability of $4,212 associated with the vesting of restricted stock.

NOTE 13 - STATEMENTS OF CASH FLOWS

During the year ended December 31, 2011, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $1,405.

•                  Reduction in stock-based compensation expense of $674 capitalized as proved property.

•                  Conversion of 34,600 shares of Preferred Stock into 5,766,667 shares of common stock.

•                  Additions to oil and gas properties included in accounts payable of $830,000.

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

•                  Recognition of deferred income of $3,036,791 in connection with the Asset Sale described in Note 4 — Asset Sales and Purchases herein.

•                  Exchange of 2011 Notes for 2015 Notes of $64,532,000 described in Note 5 — Convertible Senior Notes, herein.

•                  $19,364,000 of the principal value of the 2015 Notes was converted into 305,754 shares of Preferred Stock and debt derivative liabilities of $15,358,616 were reclassified to Additional Paid-in Capital as described in Note 5 — Convertible Senior Notes, herein.

•                  Conversion of 80,154 shares of Preferred Stock into 13,359,001 shares of common stock.

•                  Cancellation of 11,701 shares of common stock in satisfaction of income taxes of $4,212 related to the vesting of restricted stock.

•                  Write-off of fully depreciated furniture and fixtures of $109,912.

Cash paid for interest during the years ended December 31, 2011, 2010 and 2009 was $3,786,641, $4,095,566 and $5,356,086, respectively. There was no cash paid for income taxes during the years ended December 31, 2011, 2010 and 2009.

NOTE 14 — INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Deferred taxes:
Deferred provision (benefit)	$55,013,560	$12,151,778	(20,159,066)
Less: valuation allowance	(55,013,560)	(12,151,778)	20,159,066
Net income tax provision (benefit)	$—	$—	$—

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for the years ended December 31, 2011, 2010 and 2009 is summarized below:

	2011	2010	2009

Tax provision (benefit) at federal statutory rate	$(2,555,576)	$3,544,457	$(17,565,860)
State taxes, net of federal tax effects	(167,581)	2,573,856	(2,330,215)
Change in tax rate from prior year	7,030	25,267	400,528
Permanent items and other	(243,638)	6,008,198	(663,519)
Loss of NOL from Sec. 382 Limitation	57,973,328	—	—
Valuation allowance	(55,013,561)	(12,151,778)	20,159,066
Net income tax provision (benefit)	$—	$—	$—

The components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal and state net operating loss carryovers	$20,172,061	$74,201,528

Oil and gas property and Other Property, plant & equipment	—	4,576,664
Deferred compensation	2,344,155	2,704,433
Deferred gain on sale of assets	994,149	1,079,194
Accrued Salaries and Bonus	82,049	216,359
Asset Retirement Obligation	457,535	421,265
Other	316,516	198,910
Total deferred tax assets	24,366,465	83,398,353
Less: valuation allowance	(19,803,198)	(74,816,676)
	4,563,268	8,581,677
Deferred tax liabilities:
Oil and gas property and Other Property, plant & equipment	4,314,889	—
Derivatives	248,379	72,982
Deferred COD Income	—	8,508,695
Total deferred tax liabilities	$4,563,268	$8,581,677

Net deferred tax asset	$—	$—

The Company has $52,776,140 of net operating loss carryovers for federal income tax purposes as of December 31, 2011, of which $3,148,184 is not benefited for financial statement purposes as it relates to tax deductions that deviate from compensation expense for financial statement purposes. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce taxes payable.  The Company has $39,875,350 of net operating loss carryovers for state income tax purposes as of December 31, 2011, of which the above excess tax deductions have similarly not been benefited for financial statement purposes. The net operating losses may offset against taxable income through the year ended December 31, 2031. A portion of the net operating loss carryovers begins expiring in 2019. The Company has not performed a formal analysis over the implications of an ownership change pursuant to IRC Section 382 on its net operating losses, however, the Company believes that a change in ownership occurred in September of 2010 and has made adjustments to the federal and state net operating loss carryovers and related deferred tax assets in its financial statements Such adjustments have no impact on the financial statements as the Company’s deferred tax assets net of liabilities are subject to a full valuation allowance.  The Company provided a valuation allowance against its net deferred tax asset of $19,803,198 and $74,816,676 as of December 31, 2011 and 2010, respectively; since it believes that it is more likely than not that the net deferred tax assets will not be fully realized on future income tax returns. The decrease in the valuation allowance for 2011 and 2010 is $(55,013,561) and $(12,151,778), respectively.

NOTE 15 — RELATED PARTY TRANSACTIONS

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

NOTE 16 - COMMITMENTS

The Company leases approximately 11,840 square feet of office space in Englewood, Colorado under a lease which terminates on May 31, 2012. The Company’s future rental payments due under this lease are $55,575 which will be due during 2012. After May 31, 2012, the Company has the option to continue its lease on a month-to-month basis at the current rates. During March 2012, the Company entered into a new lease of 11,170 square feet of office space in Denver, Colorado. The average annual rent expense is approximately $216,000 and the lease terminates on May 31, 2017.

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $142,090, $166,334 and $187,335, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells.  If the Company does not pay such commitments, the acreage positions or wells may be lost.

On February 8, 2011, the Company entered into new employment agreements with its two key officers, which replace in their entirety the employment agreements previously in effect. Total minimum compensation under the agreements is an aggregate of $590,000 per annum and the initial terms of the agreements will expire on the second anniversary of the effective date and will automatically renew for additional one-year terms unless either party elects not to renew or the agreements are otherwise terminated in accordance with their terms. The agreements contain clauses regarding termination of the officers that could require payment of an amount ranging from 1.5 to two times annual compensation.

In January 2010, in connection with the resignation of our President and CEO, the Company terminated his employment agreement and entered into a consulting agreement under which the Company made payments to him totaling $825,000 during the year ended December 31, 2010 and paid another $325,000 to him on March 1, 2011. Additionally, all of his outstanding options to purchase common stock became vested in January 2010. As a result of the acceleration of the vesting of his options, the Company recognized approximately $132,000 in additional stock compensation expense during the first quarter of 2010.

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

As discussed in Note 2 — Significant Accounting Policies, herein, we have entered into derivative contracts relating to a portion of our natural gas production through December 2012.

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the “Plan”) in October 2001, available to employees who meet the Plan’s eligibility requirements.  The Plan is a defined contribution plan.  The Company may make discretionary contributions to the Plan and is required to contribute 3% of each participating employee’s compensation to the Plan.  The contributions made by the Company totaled $118,573, $127,169 and $116,595 during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 18 — SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2011 and 2010. In February 2010, the Company entered into an asset purchase agreement to sell its gathering assets and water disposal facilities as further described in Note 4 — Asset Sales and Acquisitions, herein. The reduction in net revenue from oil and gas operations during the last three quarters of 2010 reflects the elimination of the revenue and expenses associated with the Company’s gathering operations and includes the transportation and processing that is now paid to a third party.

	For the Quarter Ended
2011	March 31,	June 30,	September 30,	December 31,

Gross revenue	$4,269,105	$5,755,471	$4,577,127	$3,733,905
Gross profit (loss) from oil and gas operations	2,125,958	3,146,353	2,050,485	(532,796)
Net income (loss)(a)	(1,592,477)	30,169	(1,266,533)	(4,472,804)
Net income (loss) per share
Basic and diluted	(0.01)	0.00	(0.01)	(0.03)

(a)          The increase in net loss and the decrease in gross profit from oil and gas operations during the fourth quarter of 2011 is primarily due to the increase in lease operating expense due to the increased workover activity in 2011.

	For the Quarter Ended
2010	March 31,	June 30,	September 30,	December 31,

Gross revenue	$6,381,535	$4,944,891	$4,701,687	$4,233,986
Gross profit from oil and gas operations	4,824,244	2,531,146	2,477,352	1,027,945
Net income (loss)(a)	2,882,248	15,379,806	(5,344,098)	(2,790,936)
Net income (loss) per share
Basic and diluted	0.03	0.14	(0.05)	(0.01)

(a)          Net income during second quarter of 2010 includes a $15,758,011 gain on extinguishment of debt and the net loss during the third and fourth quarters of 2010 include the amortization of the debt discount in connection with the Exchange Transaction as further described in Note 5 — Senior 2015 Notes, herein.

NOTE 19— LEGAL PROCEEDINGS

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

Clean Water Act Compliance Order Matter

On October 3, 2011, the Company received a compliance order from the United States Environmental Protection Agency (“EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that the Company violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: once when it constructed an access road to a future well location in either 2004 or 2005 and once when it constructed an access road and a well pad in 2007 or 2008.  The compliance order directs the Company to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that the Company plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  The Company disagrees with some of the factual contentions in the compliance order, and we have had a number of discussions with the EPA concerning the order.  If a successful resolution cannot be negotiated, we intend to evaluate our options, which may include challenging the compliance order in federal court, although whether such compliance order may be appealed at this stage of the administrative process is a contested issue that is currently before the United States Supreme Court.  The Company is not able to predict the outcome of this matter at this time.

NOTE 20 — GUARANTOR SUBSIDIARIES

On August 31, 2011, the Company filed a Form S-3 shelf registration statement with the SEC, which was declared effective on September 20, 2011. Under this registration statement, the Company may from time to time offer and sell securities including common stock, preferred stock, depositary shares, warrants and debt securities that may be fully, irrevocably and unconditionally guaranteed by all of its subsidiaries:  Gasco Production Company, Riverbend Gas Gathering, LLC and Myton Oilfield Rentals, LLC (collectively, the “Guarantor Subsidiaries”). The stand-alone parent entity, Gasco Energy, Inc., has insignificant independent assets and no operations. Therefore, supplemental financial information on a condensed consolidating basis of the Guarantor Subsidiaries is not required. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the Guarantor Subsidiaries, except those imposed by applicable law.

NOTE 21 — SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents estimated proved reserves located in the United States. The reserves as of December 31, 2011, 2010 and 2009 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) which requires the use of the average, first-of-the-month price. The oil and gas prices weighted by production over the lives of the proved reserves used as of December 31, 2011, 2010 and 2009 were $81.35 per Bbl and $3.59 per Mcf of gas, $64.97 per Bbl of oil and $3.62 per Mcf of gas and $44.46 per Bbl of oil and $2.85 per Mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Reserve Quantities

	Gas	Oil
	Mcf	Bbls
Proved Reserves:

Balance, December 31, 2008	50,909,308	361,185
Extensions and discoveries	1,384,000	8,000
Revisions of previous estimates (a)	(3,788,509)	123,824
Sales of reserves in place	—	—
Purchases of reserves in place	—	—
Production	(4,274,849)	(42,151)

Balance, December 31, 2009	44,229,950	450,858
Extensions and discoveries	—	—
Revisions of previous estimates (b)	632,807	68,912
Sales of reserves in place	(2,213,000)	(19,000)
Purchases of reserves in place	1,181,442	4,421
Production	(4,105,139)	(40,532)

Balance, December 31, 2010	39,726,060	464,659
Extensions and discoveries	—	33,382
Revisions of previous estimates (b)	732,040	40,866
Sales of reserves in place	—	—
Purchases of reserves in place	—	—
Production	(3,659,790)	(36,852)

Balance, December 31, 2011	36,798,310	502,055

	Gas	Oil
	Mcf	Bbls

Proved Developed Reserves
Balance, December 31, 2011	36,798,310	502,055
Balance, December 31, 2010	39,726,060	464,659
Balance, December 31, 2009	44,229,950	450,858

(a)          The majority of the revisions of previous estimates during 2009 were primarily due to a decrease in the gas price used in the reserve report estimates from $4.63 per Mcf at December 31, 2008 to $2.85 per Mcf at December 31, 2009 and an increase in oil prices from $15.34 per Bbl at December 31, 2008 to $44.46 per Bbl at December 31, 2009.

(b)         Better than anticipated existing well performances related to behind pipe reserves that began producing during both years yielded positive reserve revisions during the years ended December 31, 2011 and 2010.

Standardized Measure of Discounted Future Net Cash Flows

	December 31,
	2011	2010	2009

Future cash flows	$172,844,800	$173,982,700	$146,019,900
Future production and development costs	(92,505,100)	(91,157,000)	(79,555,800)
Future income taxes (a)	—	—	—
Future net cash flows before discount	80,339,700	82,825,700	66,464,100
10% discount to present value	(35,689,700)	(35,898,700)	(30,902,700)
Standardized measure of discounted future net cash flows	$44,650,000	$46,927,000	$35,561,400

(a)          The calculations of standardized measure do not include deductions for future income tax expenses because the tax basis of the properties involved and the future tax deductions were greater than the net cash flows from the proved oil and gas reserves for the years ended December 31, 2011, 2010 and 2009.

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Standardized measure of discounted future net cash flows at the beginning of year	$46,927,000	$35,561,400	$69,482,800
Sales of oil and gas produced, net of production costs	(9,549,780)	(13,643,312)	(11,366,430)
Net changes in prices and production costs	1,499,400	12,137,633	(26,354,834)
Extensions and discoveries, net of future production and development costs	224,640	—	920,185
Previously estimated development costs incurred	1,781,487	4,411,807	1,703,282
Changes in estimated future development costs	148,872	2,556,404	65,560
Revisions of previous quantity estimates	1,096,031	1,154,884	(2,259,462)
Purchases of reserves in place	—	2,228,917	—
Sales of reserves in place	—	(1,663,100)	—
Accretion of discount	4,073,524	3,398,429	5,633,959
Other	(1,551,174)	783,938	(2,263,660)
Standardized measure of discounted future net cash flows at the end of year	$44,650,000	$46,927,000	$35,561,400

NOTE 22 - SUBSEQUENT EVENTS

Uinta Basin Joint Venture

On March 22, 2012, the Company closed a previously announced transactions (the “Uinta Basin Transaction”) whereby, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 23, 2012, between the Company’s wholly owned subsidiary, Gasco Production Company, and Wapiti Oil & Gas II, L.L.C. (“Wapiti”), and a Closing Agreement (the “Closing Agreement”) dated March 22, 2012, the Company (i) sold to Wapiti an undivided 50% of our interest in certain of our Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note payable by Wapiti and (ii) transferred to Wapiti an undivided 50% of our interest in the Company’s Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets. To memorialize certain mutual agreements relating to the closing of the Uinta Basin Transaction, Gasco Production Company and Wapiti entered into the Closing Agreement, which among other things, amended the Purchase Agreement to exclude certain producing oil and gas assets and properties being sold to Wapiti under the Purchase Agreement (the “Excluded Properties”) because Gasco Production Company did not receive the required consent to sale from another working interest owner in those properties.  The Excluded Properties are being retained by Gasco Production Company and, as a result, the purchase price under the Purchase Agreement was reduced by the values allocated to such Excluded Properties.

As a part of the Uinta Basin Transaction, Gasco Production Company entered into a Development Agreement (the “Development Agreement”) with Wapiti, which includes terms and conditions of a drilling program agreed to by the parties.

Of Wapiti’s $30.0 million funding commitment, $15.0 million will be paid on our behalf, and we have agreed to provide an additional $7.5 million of drilling and completion costs. Accordingly, the total program will be $37.5 million; provided that, if on February 23, 2013, the five-year New York Mercantile Exchange (“NYMEX”) natural gas strip pricing is at least $5.00/MMBtu, the drilling and completion program will be expanded by $6.25 million to $43.75 million with Wapiti paying for $5.0 million of the additional costs.

The drilling and completion program will continue until Wapiti’s funding commitment has been fully expended or for a shorter period, if the Operating Committee (as defined below) votes to cease the drilling program after Wapiti has expended $10.0 million on drilling and completion costs related to the program wells (the “Drilling Term”).  The Company may suspend the drilling program, including the expenditure of Wapiti’s funding commitment, for up to six months if certain governmental environmental studies have not been completed by the time that $23.6 million of Wapiti’s funding commitment has been expended.

With respect to wells drilled pursuant to the drilling program, the net revenue interest attributable to such wells from the closing through the time when the cumulative proceeds received by Wapiti from such wells equals the amount of costs actually paid by Wapiti in respect of such wells and the drilling program (such time, “Payout”), will be allocated 32.5% to the Company and 67.5% to Wapiti. After Payout, the net revenue interest will be allocated in proportion to the actual net revenue interests of the parties in such wells.  With respect to each well drilled pursuant to the drilling program, (i) all drilling and completion costs will be borne (a) during the Drilling Term, 20% by the Company and 80% by Wapiti, (b) after the Drilling Term but before Payout, 32.5% by the Company and 67.5% by Wapiti, and (c) after Payout, in proportion to the actual working interests of the parties in such wells, and (ii) all other working interest costs will be borne (x) before Payout, 32.5% by the Company and 67.5% by Wapiti, and (y) after Payout, in proportion to the actual working interests of the parties in such wells.

Subject to the terms of the Development Agreement, the Company will manage the operations contemplated by the drilling program.  Except for the subject assets that are already subject to joint operating agreements with third parties, the operation of (i) a portion of the subject assets will be subject to an agreed upon joint operating agreement (a “JOA”), which names Gasco Production Company as operator of record, and (ii) the remaining portion of the subject assets will be subject to an agreed upon JOA, which names Wapiti as operator of record.  Gasco Production Company and Wapiti also entered into a contract operating agreement naming Gasco Production Company as contract operator with respect to the portion of the subject assets for which Wapiti is named as operator of record.  The Company and Wapiti have formed an Operating Committee (the “Operating Committee”) to oversee generally the drilling program and operations in the project area and to approve certain matters specified in the Development Agreement. The Operating Committee will consist of two members from each of us and Wapiti, with the members appointed by each party having an aggregate 50% vote.

The Development Agreement also contains transfer restrictions on each of our and Wapiti’s ability to transfer its respective interests in the subject assets. The Development Agreement also contains a customary area of mutual interest provision covering the Project Area. With certain limited exceptions, the Development Agreement will remain in effect during the Drilling Term; however, after the six-month anniversary of the end of the Drilling Term, the Development Agreement may be terminated by either us or Wapiti upon six months’ advance notice.

The foregoing description of the transaction with Wapiti, including the Purchase Agreement, the Closing Agreement and the Development Agreement, do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, the Closing Agreement and the Development Agreement, which are attached as exhibits to our Current Report on Form 8-K filed on March 28, 2012 and are incorporated herein by reference. Please see Note 22 — Subsequent Events, of the accompanying consolidated financial statements.

We used approximately $10.5 million of the proceeds from the transaction to repay the borrowings under our credit facility, and we will use the remaining proceeds for capital expenditures, working capital, acquisitions of oil and natural gas properties and other general corporate purposes.

Amended and Restated Monarch Agreement

On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch Natural Gas, LLC, a Delaware limited liability company (“Monarch”) which amends, restates and replaces the Gas Gathering and Processing Agreement dated March 1, 2010, as subsequently amended by that certain letter agreement dated September 20, 2011 (the “Existing Monarch Agreement”).  Pursuant to the terms of the Existing Monarch Agreement, we dedicated the gas production from all of our Utah acreage to Monarch and Monarch agreed to provide gathering, compression and processing services to us.

Under the Amended and Restated Monarch Agreement, Monarch agreed, among other things, to (a) release and waive its rights to process the first 50,000 MMBtu/day of our gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The Excluded Production may be reduced if we fail to meet certain drilling investment targets.  The term of the Amended and Restated Monarch Agreement extends through February 28, 2025, and, for wells that are already connected to Monarch’s gathering system on February 28, 2025, for so long as our gas can be produced in commercial quantities from such wells.

Credit Facility Amendment

See discussion in Note 10 — Credit Facility, herein.

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

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting during the Fourth Quarter of 2011

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set for by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011 was audited by KPMG LLP, the independent registered public accounting firm who audited our financial statements for the year ended December 31, 2011, as stated in its report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gasco Energy, Inc.:

We have audited Gasco Energy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gasco Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gasco Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the years in the three-year period ended December 31, 2011, and our report dated March 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
March 28, 2012

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the definitive proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the definitive proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the definitive proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed or furnished (as indicated) as part of this Annual Report on Form 10-K. Where so noted, exhibits which were previously filed are incorporated herein by reference.

(a)                      1. See “Index to Financial Statements” under Item 8 on page 122.

2. Financial Statement Schedules — none.

3. Exhibits — See Index to Exhibits, below.

INDEX TO EXHIBITS

2.1

Purchase and Sale Agreement dated February 23, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

2.2

Development Agreement dated March 22, 2012, between Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

2.3

Closing Agreement dated March 22, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

3.1	Restated and Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).
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

3.6

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

3.7

Certificate of Designation for Series C Convertible Preferred Stock dated as of June 22, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.1

Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed on March 31, 2006, File No. 001-32369).

4.2

Indenture (including form of 2015 Note) dated as of June 25, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.3

First Supplemental Indenture dated as of September 22, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q dated September 30, 2010, filed on November 2, 2010, File No. 001-32369).

4.4

Guaranty Agreement dated as of June 25, 2010 among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.5

Investor Rights Agreement dated as of June 25, 2010 among Gasco Energy, Inc., CNH CA Master Account, L.P. and AQR Absolute Return Master Account, L.P. (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).
4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 28, 2011, filed on July 29, 2011, File No. 001-32369).
10.1

Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 31, 2006, File No. 001-32369).

10.2

First Amendment to Credit Agreement dated April 22, 2008, by and among by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4.13 to the Company’s Form 10-Q dated March 31, 2008, filed on May 6, 2008, File No. 001-32369).

10.3

Second Amendment to Credit Agreement, dated as of December 10, 2008, by and among by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 10, 2008, filed on December 12, 2008, File No. 001-32369).

10.4

Third Amendment to Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 14, 2009, filed on May 15, 2009, File No. 001-32369).

10.5

Fourth Amendment to Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated July 6, 2009, filed on July 7, 2009, File No. 001-32369).

10.6

Fifth Amendment to Credit Agreement, dated as of August 28, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated August 28, 2009, filed on August 31, 2009, File No. 001-32369).

10.7

Sixth Amendment to Credit Agreement, dated as of September 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated September 30, 2009, filed on October 1, 2009, File No. 001-32369).

10.8

Seventh Amendment to Credit Agreement, dated as of October 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 10-Q dated September 30, 2009, filed on November 3, 2009, File No. 001-32369).

10.9

Eighth Amendment to Credit Agreement, dated as of December 1, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated December 1, 2009, filed on December 3, 2009, File No. 001-32369).

10.10

Ninth Amendment to Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, filed on February 5, 2010, File No. 001-32369).

10.11

Tenth Amendment to Credit Agreement, dated as of June 22, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.12

Eleventh Amendment to Credit Agreement dated as of November 3, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 3, 2010, filed on November 9, 2010, File No. 001-32369).

10.13

Twelfth Amendment to the Credit Agreement dated as of March 22, 2012, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

# 10.14	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).
# 10.15

Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.16

Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.17

Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

# 10.18

Employment Agreement dated February 14, 2003, between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003, File No. 000-26321).

# 10.19

Strategic Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003, File No. 000-26321).

# 10.20

2003 Restricted Stock Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.21

Form of Amendment to Gasco Energy, Inc. Employment Agreement, dated as of December 31, 2008, and effective as of January 1, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008, filed January 7, 2009, File No. 001-32369).

#10.22

Form of Second Amendment to Gasco Energy, Inc. Employment Agreement, dated and effective as of January 22, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed on March 4, 2009, File No. 001-32369).

10.23

Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K dated January 29, 2010, filed on February 3, 2010, File No. 001-32369).

#10.24

Consulting Agreement and Release of Claims, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K dated January 27, 2010, filed on February 1, 2010, File No. 001-32369).

10.25

Gas Gathering and Processing Agreement, effective March 1, 2010, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2010, filed on March 3, 2010, File No. 001-32369).

10.26

Form of Exchange Agreement dated as of June 22, 2010 between Gasco Energy, Inc. and each of the Investors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.27

Confidential Information Memorandum dated as of June 22, 2010 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

#10.28

Employment Agreement entered into by and between Gasco Energy, Inc. and W. King Grant, effective as of February 8, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 8, 2011, filed on February 11, 2011, File No. 001-32369).

#10.29

Employment Agreement entered into by and between Gasco Energy, Inc. and Michael K. Decker, effective as of February 8, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 8, 2011, filed on February 11, 2011, File No. 001-32369).

#10.30	Gasco Energy, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 30, 2011, filed on August 9, 2011, File No. 001-32369).
10.31

Gas Processing Agreement, dated September 21, 2011 by and between Gasco Energy, Inc. and Chipeta Processing LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.32

Letter Agreement to Amend the Gas Gathering and Processing Agreement, dated September 20, 2011 by and between Gasco Energy, Inc. and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.33

Amended and Restated Gas Gathering and Processing Agreement dated March 22, 2012, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

#10.34	Form of Stock Appreciation Right Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q dated September 30, 2011, filed on November 1, 2011, File No. 001-32369).
*#10.35	Form of Stock Appreciation Right Agreement.
*21.1	Subsidiaries of Gasco Energy, Inc.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of KPMG
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
**32.1	Section 1350 Certification of Principal Executive Officer
**32.2	Section 1350 Certification of Principal Financial Officer
*99.1	Report of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Schema Document
***101.CAL	XBRL Calculation Linkbase Document
***101.LAB	XBRL Label Linkbase Document
***101.PRE	XBRL Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GASCO ENERGY, INC.		Dated: March 28, 2012

By:	/s/ W. King Grant
W. King Grant, President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Crowell	Director	March 28, 2012
Charles B. Crowell

/s/ Richard S. Langdon	Director	March 28, 2012
Richard S. Langdon

/s/ R. J. Burgess	Director	March 28, 2012
R.J. Burgess

/s/ John A. Schmit	Director	March 28, 2012
John A. Schmit

/s/ Steven D. (Dean) Furbush	Director	March 28, 2012
Steven D. (Dean) Furbush

/s/ Peggy A. Herald	Vice President and Chief Accounting Officer	March 28, 2012
Peggy A. Herald	(Principal Financial Officer)

INDEX TO EXHIBITS

2.1

Purchase and Sale Agreement dated February 23, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

2.2

Development Agreement dated March 22, 2012, between Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

2.3

Closing Agreement dated March 22, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

3.1	Restated and Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 31, 1999, filed on January 21, 2000, File No. 000-26321).
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

3.6

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement dated April 16, 2003, filed April 17, 2003, File No. 333-104592).

3.7

Certificate of Designation for Series C Convertible Preferred Stock dated as of June 22, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.1

Pledge and Security Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated March 29, 2006, filed on March 31, 2006, File No. 001-32369).

4.2

Indenture (including form of 2015 Note) dated as of June 25, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.3

First Supplemental Indenture dated as of September 22, 2010 between Gasco Energy, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q dated September 30, 2010, filed on November 2, 2010, File No. 001-32369).

4.4

Guaranty Agreement dated as of June 25, 2010 among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.5

Investor Rights Agreement dated as of June 25, 2010 among Gasco Energy, Inc., CNH CA Master Account, L.P. and AQR Absolute Return Master Account, L.P. (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).
4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 28, 2011, filed on July 29, 2011, File No. 001-32369).
10.1

Credit Agreement dated March 29, 2006 by and among Gasco Energy, Inc., Gasco Production Company, Riverbend Gas Gathering, LLC, Myton Oilfield Rentals, LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 29, 2006, filed March 31, 2006, File No. 001-32369).

10.2

First Amendment to Credit Agreement dated April 22, 2008, by and among by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4.13 to the Company’s Form 10-Q dated March 31, 2008, filed on May 6, 2008, File No. 001-32369).

10.3

Second Amendment to Credit Agreement, dated as of December 10, 2008, by and among by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 10, 2008, filed on December 12, 2008, File No. 001-32369).

10.4

Third Amendment to Credit Agreement, dated as of May 14, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 14, 2009, filed on May 15, 2009, File No. 001-32369).

10.5

Fourth Amendment to Credit Agreement, dated as of July 6, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated July 6, 2009, filed on July 7, 2009, File No. 001-32369).

10.6

Fifth Amendment to Credit Agreement, dated as of August 28, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated August 28, 2009, filed on August 31, 2009, File No. 001-32369).

10.7

Sixth Amendment to Credit Agreement, dated as of September 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated September 30, 2009, filed on October 1, 2009, File No. 001-32369).

10.8

Seventh Amendment to Credit Agreement, dated as of October 30, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 10-Q dated September 30, 2009, filed on November 3, 2009, File No. 001-32369).

10.9

Eighth Amendment to Credit Agreement, dated as of December 1, 2009, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated December 1, 2009, filed on December 3, 2009, File No. 001-32369).

10.10

Ninth Amendment to Credit Agreement, dated as of February 1, 2010, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Form 8-K dated February 1, 2010, filed on February 5, 2010, File No. 001-32369).

10.11

Tenth Amendment to Credit Agreement, dated as of June 22, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.12

Eleventh Amendment to Credit Agreement dated as of November 3, 2010 by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 3, 2010, filed on November 9, 2010, File No. 001-32369).

10.13

Twelfth Amendment to the Credit Agreement dated as of March 22, 2012, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

# 10.14	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).
# 10.15

Form of Stock Option Agreement under the 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.16

Stock Option Agreement dated January 2, 2001 between Gasco and Mark A. Erickson (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002, File No. 000-26321).

# 10.17

Form of Stock Option Agreement between Gasco and each of the individuals named therein (incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Reg. No. 333-122716), filed on February 10, 2005).

# 10.18

Employment Agreement dated February 14, 2003, between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003, File No. 000-26321).

# 10.19

Strategic Consulting Agreement dated February 14, 2003, between Gasco and Marc Bruner (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003, File No. 000-26321).

# 10.20

2003 Restricted Stock Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 25, 2003 for its 2003 Annual Meeting of Stockholders, filed on August 25, 2003, File No. 000-26321).

#10.21

Form of Amendment to Gasco Energy, Inc. Employment Agreement, dated as of December 31, 2008, and effective as of January 1, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008, filed January 7, 2009, File No. 001-32369).

#10.22

Form of Second Amendment to Gasco Energy, Inc. Employment Agreement, dated and effective as of January 22, 2009, by and among Gasco Energy, Inc. and certain of its Executives (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed on March 4, 2009, File No. 001-32369).

10.23

Asset Purchase Agreement dated January 29, 2010 by and among Gasco Energy, Inc., Riverbend Gas Gathering, LLC, and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K dated January 29, 2010, filed on February 3, 2010, File No. 001-32369).

#10.24

Consulting Agreement and Release of Claims, dated January 29, 2010, by and between Gasco Energy, Inc. and Mark A. Erickson (incorporated herein by reference to Exhibit 10.1 to Gasco Energy, Inc.’s Current Report on Form 8-K dated January 27, 2010, filed on February 1, 2010, File No. 001-32369).

10.25

Gas Gathering and Processing Agreement, effective March 1, 2010, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2010, filed on March 3, 2010, File No. 001-32369).

10.26

Form of Exchange Agreement dated as of June 22, 2010 between Gasco Energy, Inc. and each of the Investors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

10.27

Confidential Information Memorandum dated as of June 22, 2010 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 22, 2010, filed on June 28, 2010, File No. 001-32369).

#10.28

Employment Agreement entered into by and between Gasco Energy, Inc. and W. King Grant, effective as of February 8, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 8, 2011, filed on February 11, 2011, File No. 001-32369).

#10.29

Employment Agreement entered into by and between Gasco Energy, Inc. and Michael K. Decker, effective as of February 8, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 8, 2011, filed on February 11, 2011, File No. 001-32369).

#10.30	Gasco Energy, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 30, 2011, filed on August 9, 2011, File No. 001-32369).

10.31

Gas Processing Agreement, dated September 21, 2011 by and between Gasco Energy, Inc. and Chipeta Processing LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.32

Letter Agreement to Amend the Gas Gathering and Processing Agreement, dated September 20, 2011 by and between Gasco Energy, Inc. and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 20, 2011, filed on September 26, 2011, File No. 001-32369).

10.33

Amended and Restated Gas Gathering and Processing Agreement dated March 22, 2012, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

#10.34	Form of Stock Appreciation Right Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q dated September 30, 2011, filed on November 1, 2011, File No. 001-32369).
*#10.35	Form of Stock Appreciation Right Agreement.
*21.1	Subsidiaries of Gasco Energy, Inc.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of KPMG
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
**32.1	Section 1350 Certification of Principal Executive Officer
**32.2	Section 1350 Certification of Principal Financial Officer
*99.1	Report of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Schema Document
***101.CAL	XBRL Calculation Linkbase Document
***101.LAB	XBRL Label Linkbase Document
***101.PRE	XBRL Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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