Form 10-Q
period 2012-03-31
GASCO ENERGY INC
filed 2012-05-01
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-32369

GASCO ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0204105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of May 1, 2012:     169,499,981

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

Although any forward-looking statements contained in this Quarterly Report or otherwise expressed by us are, to the knowledge and in the judgment of our management, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties (some of which are beyond our control) which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Known material factors that could cause actual results to differ materially from expected results are discussed under Part I, Item 1A “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

Proved developed oil and gas reserves.  Proved developed oil and gas reserves are reserves that can be expected to be recovered: through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved..

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

Proved undeveloped reserves.  Proved undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

ITEM I — FINANCIAL STATEMENTS

PART 1 — FINANCIAL INFORMATION

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,964,180	$1,965,967
Accounts receivable
Joint interest billings	1,215,772	810,482
Revenue	1,034,514	1,483,382
Inventory	1,762,666	1,911,362
Notes receivable	1,692,321	500,000
Derivative instruments	1,062,071	865,358
Prepaid expenses	109,628	152,045
Total	14,841,152	7,688,596

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	255,740,966	268,793,463
Unproved properties	36,987,331	36,938,162
Wells in progress	—	1,938,691
Facilities and equipment	1,542,286	1,502,921
Furniture, fixtures and other	60,592	167,737
Total	294,331,175	309,340,974
Less accumulated depletion, depreciation, amortization and impairment	(239,200,644)	(234,132,806)
Total	55,130,531	75,208,168

NONCURRENT ASSETS
Deposit	539,443	639,500
Deferred financing costs	1,051,259	1,117,972
Total	1,590,702	1,757,472

TOTAL ASSETS	$71,562,385	$84,654,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,544,180	$2,649,772
Revenue payable	1,972,882	2,043,240
Advances from joint interest owners	96,733	98,512
Current portion of long-term debt	—	8,544,969
Accrued interest	1,207,617	586,556
Accrued expenses	226,770	355,224
Total	5,048,182	14,278,273

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $21,650,999 as of March 31, 2012 and $22,574,687 as of December 31, 2011	23,517,001	22,593,313
Deferred income from sale of assets	2,615,016	2,665,629
Asset retirement obligation	761,592	1,226,796
Derivative instruments	4,955,000	4,235,000
Total	31,848,609	30,720,738

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 182,065 shares outstanding as of March 31, 2012 and 191,000 shares outstanding as of December 31, 2011	182	191
Common stock - $.0001 par value; 600,000,000 shares authorized; 169,573,681 shares issued and 169,499,981 outstanding as of March 31, 2012 and 168,084,515 shares issued and 168,010,815 outstanding as of December 31, 2011	16,957	16,808
Additional paid-in capital	262,412,659	262,344,286
Accumulated deficit	(227,633,909)	(222,575,765)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	34,665,594	39,655,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,562,385	$84,654,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES
Gas	$2,307,864	$3,703,031
Oil	872,403	566,074
Total	3,180,267	4,269,105

OPERATING EXPENSES
Lease operating	1,697,171	1,341,432
Transportation and processing	656,972	801,715
Depletion, depreciation, amortization and accretion	850,027	849,824
Impairment	4,300,000	—
Gain on sale of assets, net	(9,170)	—
General and administrative	1,404,982	1,126,163
Total	8,899,982	4,119,134

OPERATING (LOSS) INCOME	(5,719,715)	149,971

OTHER (EXPENSE) INCOME
Interest expense	(1,728,769)	(1,863,895)
Gain on sale of assets	2,567,574	—
Derivative (losses) gains	(236,867)	63,953
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	9,020	6,881
Total	661,571	(1,742,448)

NET LOSS	$(5,058,144)	$(1,592,477)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	168,213,801	125,126,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,058,144)	$(1,592,477)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	5,150,027	849,824
Stock-based compensation	60,005	169,900
Change in fair value of derivative instruments	523,287	342,047
Gain on sale of assets	(2,567,574)	—
Amortization of debt discount, deferred expenses and other	939,788	736,946
Changes in operating assets and liabilities:
Accounts receivable	43,577	79,178
Inventory	148,696	676
Prepaid expenses	42,417	36,566
Accounts payable	(325,592)	(703,450)
Revenue payable	(70,357)	423,929
Accrued interest	621,061	1,007,596
Accrued expenses	854	(432,946)
Net cash provided by operating activities	(491,955)	917,789

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	—	(892)
Cash paid for acquisitions, development and exploration	(2,942,141)	(1,957,569)
Proceeds from sale of assets	18,000,000	—
Decrease in advances from joint interest owners	(1,779)	(791,349)
Net cash provided by (used in) investing activities	15,056,080	(2,749,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	2,000,000	1,000,000
Repayment of borrowings	(10,544,969)	—
Cash paid for deposit	(20,943)	—
Cash paid for debt issuance costs	—	(65,000)
Net cash (used in) provided by financing activities	(8,565,912)	935,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,998,213	(897,021)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,965,967	1,994,542
END OF PERIOD	$7,964,180	$1,097,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The unaudited condensed consolidated financial statements included herein were prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and with the instructions to Form 10-Q and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position of the Company for the interim periods presented.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”) filed with the SEC on March 28, 2012. The current interim period financial statements included herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 — Significant Accounting Policies, included in the Company’s 2011 10-K.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Gasco and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $8,637 and $48,573 of internal costs during the three months ended March 31, 2012 and 2011, respectively. Additionally, the Company capitalized stock compensation expense related to its consultants as further described in Note 7 — Stock-Based Compensation, herein. Costs associated with production and general corporate activities are expensed in the period incurred. The Company charges a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, net income (loss) attributable to the outside working interest owners from such marketing activities of $5,513 and $(37,994) was recorded as an adjustment to proved properties during the three months ended March 31, 2012 and 2011, respectively. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Please see Note 3 — Asset Sales, herein.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average first-day-of-the-month oil and gas prices during the 12-month period ended March 31, 2012 to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of March 31, 2012, our full cost pool exceeded the ceiling limitation based on the average, first-day-of-the-month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012. Therefore, impairment expense of $4,300,000 was recorded during the quarter ended March 31, 2012.

Wells in Progress

Wells in progress at December 31, 2011, represent the costs associated with the drilling of two wells in the Riverbend area of Utah. Since the wells had not been completed as of December 31, 2011, they were classified as wells in progress and were withheld from the depletion calculation and the ceiling test. The costs for these wells were transferred into proved property during January 2012 when the wells reached total depth and were cased and became subject to depletion and the ceiling test calculation in future periods.

Facilities and Equipment

The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net expense attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $15,834 and $33,165 during the three months ended March 31, 2012 and 2011, respectively.

Commodity Derivatives

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited condensed consolidated balance sheets. The Company’s management has decided not to use hedge accounting under the accounting guidance for its commodity derivatives and therefore, the changes in fair value are recognized currently in earnings. See Note 5 — Derivatives, herein.

Warrants

On June 15, 2011, the Company issued warrants (“June Warrants”) to purchase 18,750,000 shares of common stock and on August 3, 2011, the Company issued warrants (“August Warrants” and collectively with the June Warrants, the “Warrants”) to purchase 11,500,000 shares of common stock. The Warrants are exercisable immediately for a term of sixty months, beginning at issuance, at an initial exercise price of $0.35 per share; however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If the Company makes a distribution of its assets to all of its stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrants), at the election of a holder of a Warrant, the Company may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  As a result, the Warrants are accounted for as a liability on the Company’s consolidated balance sheet with changes in their fair value reported in earnings. The June Warrants and the August Warrants were recorded at their fair values of $1,850,625 and $2,185,000, respectively, at the issuance dates. Subject to certain exceptions, if the average of the daily volume weighted-average price of a share of common stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrants) are satisfied, then the Company may, subject to certain conditions, require the holders of the Warrants to exercise.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and gathering system using the units-of-production method. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method.

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended March 31,
	2012	2011

Balance beginning of period	$1,226,796	$1,119,561
Liabilities incurred	—	—
Property dispositions	(493,178)	—
Accretion expense	27,974	25,531
Balance end of period	$761,592	$1,145,092

See Note 3 — Asset Sales, herein, for discussion of property dispositions.

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

Off Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2012, the off-balance sheet arrangements and transactions that the Company had entered into included undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both the vested and unvested shares of restricted stock. Diluted net income or loss per common share of stock is computed by dividing adjusted net income by the diluted weighted-average common shares outstanding.  Potentially dilutive securities for the diluted earnings per share calculation consist of (i) unvested shares of restricted common stock, (ii) in-the-money outstanding options and warrants to purchase the Company’s common stock, (iii) outstanding Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of the

Company’s common stock, and (iv) the Company’s outstanding 5.5% Convertible Senior Notes due 2015 (“2015 Notes”) which are convertible into shares of Preferred Stock and common stock.

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

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares and basic and diluted net loss per share for the quarters ended March 31, 2012 and 2011were the same.

The following shares were excluded from the computation of diluted loss per common share as they did not have a dilutive effect.

	For the Three Months Ended March 31,
	2012	2011
Shares related to:
Convertible Senior Notes	75,280,000	75,380,000
Preferred stock	30,344,173	31,833,340
Common stock options	8,839,468	10,797,143
Warrants	30,250,000	—
Unvested restricted stock	182,100	180,700

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

Recently Issued Accounting Pronouncements

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

NOTE 3 — ASSET SALES

Uinta Basin Joint Venture

On March 22, 2012, the Company closed a previously announced transaction (the “Uinta Basin Transaction”) whereby, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 23, 2012, between the Company’s wholly owned subsidiary, Gasco Production Company, and Wapiti Oil & Gas II, L.L.C. (“Wapiti”), and a Closing Agreement (the “Closing Agreement”) dated March 22, 2012 relating to the Purchase Agreement, the Company (i) sold to Wapiti an undivided 50% of its interest in certain of its Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note receivable from Wapiti and (ii) transferred to Wapiti an undivided 50% of its interest in its Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets. The promissory note receivable will bear interest at 5% and is due on or before May 21, 2012, based on certain circumstances as described in the promissory note agreement.

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

The foregoing description of the Uinta Basin Transaction, including the Purchase Agreement, the Closing Agreement and the Development Agreement, do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, the Closing Agreement and the Development Agreement, which are attached as exhibits to our Current Report on Form 8-K filed on March 28, 2012.

We used approximately $10.5 million of the proceeds from the transaction to repay the borrowings under our credit facility, and we will use the remaining proceeds for capital expenditures, working capital, acquisitions of oil and natural gas properties and other general corporate purposes.

The sale of the proved property in the Uinta Basin Transaction was recorded by recognizing a gain of $2,567,574 rather than recording a credit to the full cost pool for the proceeds because this method would significantly alter the relationship between capitalized costs and the proved reserves attributable to the cost center.

No adjustments were made to the carrying value of the unproved properties upon the closing of the Uinta Basin Transaction. Rather as the wells are drilled, the cost basis of the unproved property associated with each well drilled will be reclassified from unproved property to the full cost pool to be depleted and included in the ceiling test. The cost basis will be determined based on a per acre valuation multiplied by the number of acres for each drilling location.

The following unaudited pro forma information is presented as if the Uinta Basin Transaction had an effective date of January 1, 2011, and is not necessarily indicative of either future results of operations or results that might have been achieved had the transaction been consummated as of January 1, 2011.

	Three Months Ended March 31,
	2012	2011

Revenue as reported	$3,180,267	$4,269,105
Less: revenue from the Uinta Basin Transaction	(1,206,145)	(1,508,084)
Pro forma revenue	$1,974,122	$2,761,021

Net loss as reported	$(5,058,144)	$(1,592,477)
Less: operating loss resulting from the Uinta Basin Transaction	(2,390,235)	(507,804)
Pro forma net loss	(2,667,909)	(1,084,673)

Net loss per share — basic and diluted as reported	$(0.03)	$(0.01)
Less net loss per share - from the Uinta Basin Transaction	(0.01)	0.00
Pro forma net loss per share — basic and diluted	$(0.02)	$(0.01)

Prospect Fee

During January 2012, the Company entered into an arrangement with an exploration and production company which operates in California, pursuant to which the Company received a $750,000 prospect fee related to certain of its California acreage. The fee reimbursed costs that the Company has invested in the area and provides it with a potential carried interest of 20% in two wells to be drilled on the acreage. The proceeds were recorded as a credit to unproved properties during the three months ended March 31, 2012.

NOTE 4 - CONVERTIBLE SENIOR NOTES

As of March 31, 2012 and December 31, 2011, the Company had $45,168,000 aggregate principal amount of 2015 Notes outstanding.

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

The Company may redeem the 2015 Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount of the 2015 Notes plus any accrued and unpaid interest and liquidated damages, if any, on the 2015 Notes redeemed to but not including the redemption date, if the closing price of the Company’s common stock equals or exceeds 150% of the conversion price for at least 20 trading days within the consecutive 30 trading day period ending on the trading day before the redemption date and all of the Equity Conditions (as defined in the 2015 Indenture) are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of the 2015 Notes then outstanding). If a holder elects to convert its 2015 Notes in connection with such a provisional redemption by the Company, the Company will make an additional payment equal to the total value of the aggregate amount of the interest otherwise payable on the 2015 Notes to be calculated from the last day through which interest was paid on the 2015 Notes through and including the third anniversary of the Issue Date and discounted to the present value of such payment; provided, however, that at the Company’s option, in lieu of such discounted cash payment, the Company may deliver shares of Preferred Stock having a value equal to such discounted cash payment. The value of each share of Preferred Stock to be delivered shall be deemed equal to the product of (i) the average closing price per share of common stock over the ten trading day period ending on the trading day before the redemption date, and (ii) the number of whole shares of common stock into which each share of Preferred Stock is then convertible (without giving effect to any limitations on conversion in the Certificate of Designations of the Preferred Stock) (subject to certain conditions).

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

The 2015 Indenture contains usual and customary covenants limiting the Company’s ability to incur additional indebtedness, with certain exceptions, or liens on its property or assets, restricting its ability to make dividends or other distributions, requiring its domestic subsidiaries to guarantee the 2015 Notes, requiring it to list the shares of common stock that may be issued upon conversion of the 2015 Notes and the Preferred Stock on the NYSE Amex or any other U.S. national or regional securities exchange on which the common stock is then listed, and requiring it to use reasonable best efforts to obtain stockholder approval for the issuance of shares of common stock upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes.

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

NOTE 5 — DERIVATIVES

The Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. As of March 31, 2012 and December 31, 2011, natural gas derivative instruments consisted of one costless collar agreement for production from January 1, 2012 through December 31, 2012. These natural gas derivative instruments allow the Company to predict with greater certainty the effective natural gas prices to be realized for its production. The Company’s costless collar contains a fixed floor price (purchase put) and ceiling price (written call). The Company receives the difference between the published index price and the floor price if the index price is below the floor price. The Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. If the index price is between the ceiling and the floor prices, no amounts are paid or received.

On June 15, 2011, the Company issued the June Warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, the Company issued the August Warrants to purchase 11,500,000 shares of common stock. The Warrants have an initial exercise price of $0.35 per share (subject to adjustment) and sixty-month term. The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments.

The following table details the fair value of the derivatives recorded in the consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	March 31, 2012	December 31, 2011

Natural gas derivative contract	Current assets	$1,062,071	$865,358
Warrant derivative	Noncurrent liabilities	4,955,000	4,235,000

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

Realized gains on commodity instruments	$286,420	$406,000
Change in fair value of commodity instruments	196,713	(342,047)
Change in fair value of warrant derivative	(720,000)	—

Total realized and unrealized gains (losses) recorded	$(236,867)	$63,953

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains and losses.

The Company’s costless collar agreement as of March 31, 2012 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	4/12 – 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)                                 Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

NOTE 6 — GAS PROCESSING AGREEMENT

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

Historically, the Company’s natural gas production has been gathered and processed by Monarch Natural Gas, LLC, a Delaware limited liability company (“Monarch”) pursuant to the Gas Gathering and Processing Agreement effective March 1, 2010 between Monarch and the Company (the “Monarch Processing Agreement”).  In connection with the Chipeta Processing Agreement, on September 20, 2011, the Company entered into a Letter Agreement to Amend the Monarch Processing Agreement (the “Monarch Amendment”).

On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch which amends, restates and replaces the Monarch Processing Agreement and Monarch Amendment described above.  Under the Amended and Restated Monarch Agreement, Monarch agreed to, among other things, (a) release and waive its rights to process the first 50,000 MMBtu/day of our gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The Excluded Production may be reduced if we fail to meet certain drilling investment targets.  The term of the Amended and Restated Monarch Agreement extends through February 28, 2025, and, for wells that are already connected to Monarch’s gathering system on February 28, 2025, for so long as our gas can be produced in commercial quantities from such wells.

NOTE 7 — STOCK-BASED COMPENSATION

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

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to the unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. During the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2012	2011

Employee compensation	$63,960	$169,032
Consultant compensation (reduction in compensation)	(3,755)	1,736
Total stock-based compensation	60,205	170,768
Less: consultant compensation expense (reduction in expense) capitalized as proved property	200	868
Stock-based compensation expense	$60,005	$169,900

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2012 through March 31, 2012:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	8,182,647	$1.63
Granted	836,485	$0.29
Exercised	—	—
Forfeited	—	—
Cancelled	(179,664)	$0.74
Outstanding at March 31, 2012	8,839,468	$1.31
Exercisable at March 31, 2012	6,888,140	$1.59

During the first three months of 2012, the Company granted 836,485 options to purchase common stock with exercise prices ranging from $0.21 to $0.30 per share. These options have a two-year vesting period and expire five years from the grant date. The total grant date fair value of the options granted during the first quarter of 2012 was $153,507.

The following table summarizes information related to outstanding and vested options as of March 31, 2012:

	Outstanding Options	Vested Options
Number of Shares	8,839,468	6,888,140
Weighted-Average Remaining Contractual Life	2.8 years	2.6 years
Weighted-Average Exercise Price	$1.31	$1.59
Aggregate Intrinsic Value	$63,424	$1,850

The aggregate intrinsic value in the table above represents the total pretax intrinsic value. As of March 31, 2012, the fair value of the Company’s stock was $0.26 which would have been received by the option holders had they exercised their options as of that date.

The Company settles employee stock option exercises with newly issued common shares.

As of March 31, 2012, there is $277,762 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 1.95 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2012 through March 31, 2012:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	184,500	$0.36
Granted	—	—
Vested	(2,400)	$0.22
Forfeited	—	—
Outstanding at March 31, 2012	182,100	$0.36

As of March 31, 2012, there is $56,703 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a period of 2.35 years.

SARs

Effective October 1, 2011, the Company’s non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, the Company granted SARs related to a total of 500,000 shares of the Company’s common stock to these directors. As of December 31, 2011, the SARs were recorded as a liability of $10,924 in the accompanying unaudited condensed consolidated financial statements. The SARs provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) the fair market value of one share of common stock on the date of exercise, over (ii) $0.25, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised (“Appreciation Amount”). The SARs vested on January 31, 2012 and were automatically exercised on February 1, 2012. The fair market value of the common stock on the date of exercise was below $0.25 per share and therefore the Appreciation Amount was zero and no cash payment was made.

Effective February 28, 2012, the Company granted another stock SARs award (“February SARs”) related to a total of 1,000,000 shares of our common stock to these directors.  The February SARs provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) (A) the fair market value of one share of common stock on the date of exercise or (B) $2.00, whichever is greater, over (ii) $0.30, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised. The February SARs vest on January 31, 2013 and will be automatically exercised on February 1, 2013.

NOTE 8 — CREDIT FACILITY

The Company’s $250 million revolving credit facility (“Credit Facility”) has been available to provide funds for the exploration, development and/or acquisition of oil and gas properties, to refinance existing indebtedness and for working capital and other general corporate purposes. As of December 31, 2011, the borrowing base was $13 million. On March 22, 2012, the Company repaid $10,544,969 which represented all borrowings outstanding under the Credit Facility.

On March 22, 2012, in connection with the consummation of the Uinta Basin Transaction discussed in Note 3 — Asset Sales, herein, the Company entered into a Twelfth Amendment (the “Twelfth Amendment”) to its Credit Facility. The Twelfth Amendment, among other things, (i) extended the maturity of the Credit Facility to June 29, 2012, (ii) permitted the consummation of the  Uinta Basin Transaction discussed in Note 3 — Asset Sales, herein, (iii) reduced the availability of aggregate commitments under the Credit Facility to $25,195.25, and (iv) addressed letter of credit availability through maturity.

The Company is discussing alternative borrowing arrangements with other lenders and while the Company currently believes that it will be able to find a replacement lender, there can be no assurance that it will be able to obtain adequate alternative financing on acceptable terms or at all. For example, the Company’s recent results of operations and volatility in oil and gas prices as well as in the domestic credit and capital markets generally may negatively affect the availability and terms of financing. If the Company is able to secure an alternative borrowing arrangement, it expects that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of the Credit Facility.  If the Company is unable to secure an alternative borrowing arrangement, it will lose a primary source of liquidity and will be required to fund its business and operations going forward with cash flow from operations and cash on hand.  There is no guarantee that the Company will be able to do so, in which case it may have to significantly reduce its spending and may be unable to execute its existing short-term and long-term business plan, and its liquidity and results of operations may be materially adversely affected.

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

The Credit Facility requires the Company to comply with financial covenants that require it to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding the current portion of the Credit Facility), determined at the end of each quarter, of not less than 1.0:1.0; and (2) a ratio of Senior Debt to EBITDAX (as such terms are defined in the Credit Facility) for the most recent four quarters not greater than 3.5:1.0 for each fiscal quarter.  In addition, the Credit Facility contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell the Company’s assets, pay dividends on the Company’s common stock and make certain investments. Any failure to comply with any material provision or covenant of the Credit Facility will result in a default which would, absent a waiver or amendment, will require immediate repayment of outstanding indebtedness under the Credit Facility.  Additionally, should the Company’s obligation to repay indebtedness under the Credit Facility have been accelerated, the Company would have been in default under the indenture governing the 2015 Notes, which would have required repayment of the outstanding principal, interest and liquidated damages, if any, on the 2015 Notes.

As of March 31, 2012, the Company’s current ratio was 2.7:1.0 and its senior debt to EBITDAX ratio is 0.0:1.0, and the Company was in compliance with each of the covenants contained in the Credit Facility.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Commodity derivatives	$—	$1,062,071	$—	$1,062,071
Liabilities:
Warrant derivatives	$—	$—	$4,955,000	$4,955,000

December 31, 2011
Assets:
Commodity derivatives	$—	$856,358	$—	$856,358
Liabilities:
Warrant derivatives	$—	$—	$4,235,000	$4,235,000

As of March 31, 2012, the Company’s commodity derivative financial instruments consist of one costless collar agreement. The fair value of the collar agreement is determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivative and is, therefore, considered Level 2 in the fair value hierarchy. The Company determines the fair value of this contract under the income valuation technique using an option pricing model. The valuation model requires a variety of inputs, including contractual terms, projected gas market prices, discount rate and credit risk adjustments, as appropriate. The Company believes it has obtained the most accurate information available for the types of derivative contracts it holds. The counterparty to all of the Company’s commodity derivative financial instruments is the Administrative Agent under the Credit Facility. See Note 8 — Credit Facility, herein.

As of March 31, 2012, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. The valuation policies are determined by the CAO and are approved by the CEO. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the CAO and the CEO update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions, particularly since the trading price of the Company’s common stock has a high-historical volatility. With all other factors remaining constant as of March 31, 2012:

(i)             the warrant derivative liability would decrease by approximately $2.2 million for a $0.10 decrease in the trading price of our common stock and would increase by approximately $2.6 million for a $0.10 increase in the trading price of our common stock; and

(ii)          the warrant derivative liability would increase by approximately $490,000 by a 10% increase in the volatility rate and would decrease by approximately $417,000 by a decrease in the volatility rate of 10%.

A summary of the Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/11	30,250,000	$0.35	54.1 months
Warrants issued	—	—	—
Warrants outstanding as of 3/31/12	30,250,000	$0.35	51.0 months

The significant assumptions used in the valuation of the warrant derivative liability are as follows:

Exercise price	$0.35 per share
Volatility	95.5%
Term of Warrants	60 months
Risk-free interest rate	1% - 2%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2012. There were no Level 3 liabilities as of March 31, 2011:

Warrant Derivative
Balance as of January 1, 2012	$(4,235,000)
Total gains (realized or unrealized):
Included in earnings	(720,000)
Included in other comprehensive income	—
Issuances	—
Settlements	—
Transfers in and out of Level 3	—
Balance as of March 31, 2012	$(4,955,000)

Change in unrealized gains included in earnings relating to instruments still held as of March 31, 2012	$(720,000)

The carrying amounts of cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturities and or liquid nature of these assets and liabilities. The estimated fair value of the 2015 Notes of $39,597,566 and $31,443,000 as of March 31, 2012 and December 31, 2011, respectively, was determined using a discounted cash flow and option pricing model.

NOTE 10 - STATEMENTS OF CASH FLOWS

During the three months ended March 31, 2012, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Stock-based compensation expense of $200 capitalized as proved property.

•      Sale of property in exchange for a $1,192,321 promissory note receivable.

•      Settlement of a $121,000 liability with a prepaid deposit.

•      Conversion of 8,935 shares of Preferred Stock into 1,489,166 shares of common stock.

•                  Additions to oil and gas properties included in accounts payable of $50,000.

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

Cash paid for interest during the three months ended March 31, 2012 and 2011 was $109,630 and $68,741, respectively. There was no cash paid for income taxes during the three months ended March 31, 2012 and 2011.

NOTE 11 — LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising out of the normal course of business.  The most significant legal proceeding to which the Company is subject is summarized below.  The ultimate outcome of the Clean Water Act Compliance Order matter cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time.  The Company does not expect the outcome of this proceeding to have a material adverse effect on its financial position, results of operations or cash flows.

Clean Water Act Compliance Order Matter

On October 3, 2011, the Company received a compliance order from the United States Environmental Protection Agency (“EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that the Company violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: once when it constructed an access road to a future well location in either 2004 or 2005 and once when it constructed an access road and a well pad in 2007 or 2008.  The compliance order directs the Company to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that the Company plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  The Company disagrees with some of the factual contentions in the compliance order, and we have had a number of discussions with the EPA concerning the order.  If a successful resolution cannot be negotiated, we intend to evaluate our options, which may include challenging the compliance order in federal court.  The Company is not able to predict the outcome of this matter at this time.

NOTE 12 — GUARANTOR SUBSIDIARIES

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

Recent Developments

Uinta Basin Joint Venture

On March 22, 2012, we closed a previously announced transaction (the “Uinta Basin Transaction”) whereby, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 23, 2012, between our wholly owned subsidiary, Gasco Production Company, and Wapiti Oil & Gas II, L.L.C. (“Wapiti”), and a Closing Agreement (the “Closing Agreement”) dated March 22, 2012 relating to the Purchase Agreement, we (i) sold to Wapiti an undivided 50% of our interest in certain of our Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note receivable from Wapiti and (ii) transferred to Wapiti an undivided 50% of our interest in our Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets.

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

The foregoing description of the Uinta Basin Transaction, including the Purchase Agreement, the Closing Agreement and the Development Agreement, do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, the Closing Agreement and the Development Agreement, which are attached as exhibits to our Current Report on Form 8-K filed on March 28, 2012.

We used approximately $10.5 million of the proceeds from the transaction to repay the borrowings under our credit facility, and we will use the remaining proceeds for capital expenditures, working capital, acquisitions of oil and natural gas properties and other general corporate purposes.

Amended and Restated Monarch Agreement

On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch Natural Gas, LLC, a Delaware limited liability company (“Monarch”), which amends, restates and replaces the Gas Gathering and Processing Agreement effective March 1, 2010, as subsequently amended by that certain letter agreement dated September 20, 2011 (the “Existing Monarch Agreement”).  Pursuant to the terms of the Existing Monarch Agreement, we dedicated the gas production from all of our Utah acreage to Monarch and Monarch agreed to provide gathering, compression and processing services to us.

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

Credit Facility

As a result of the completion of the semi-annual redeterminations of the borrowing base under our $250 million revolving credit facility, the borrowing base was decreased to $13 million effective November 1, 2011. As of December 31, 2011, there were loans in the amount of $8,544,969 and letters of credit in the amount of $25,195 outstanding under the credit facility. In March 2012, we borrowed an additional $2 million under our credit facility and effective March 22, 2012, we repaid all of the borrowings outstanding our credit facility.

On March 22, 2012, in connection with the consummation of the Uinta Basin Transaction, we entered into a Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement, dated as of March 29, 2006, by and among us, certain of our subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the “Credit Agreement”). The Twelfth Amendment, among other things, (i) extended the maturity of the credit facility to June 29, 2012, (ii) permitted the consummation of the Uinta Basin Transaction, (iii) reduced the availability of aggregate commitments under the credit facility to $25,195.25, and (iv) addressed letter of credit availability through maturity.

Prospect Fee

During January 2012, we entered into an arrangement with an exploration and production company which operates in California, pursuant to which we received a $750,000 prospect fee related to certain of our California acreage. The fee reimbursed costs that we have invested in the area and provides us with a potential carried interest of 20% in two wells to be drilled on the acreage.

Green River Oil Wells

In December 2011, we began drilling two wells to the Green River Formation, both in which we currently own a 50% working interest. These wells were successfully completed during January 2012.  The wells are on artificial lift and continue to produce oil as expected.  We expect to drill additional Green River oil wells during the second half of 2012.  The wells had seven-day average initial production rates of 67 barrels of oil per day (BOPD) and 50 BOPD, respectively.  After nearly 90 days of production, the wells have averaged approximately 21 and 15 BOPD and both have now stabilized at approximately these same average rates.

Natural Gas Completion Operations

During the first quarter of 2012, we recompleted 1.0 gross natural gas well (0.85 net) to target up-hole pay zones in existing wellbores.  We currently have an inventory of 14 operated wells with up-hole recompletions and one Upper Mancos well awaiting initial completion activities.  We contract drilling rigs as needed and do not currently have a rig under contract at this time.  Increased activity in drilling natural gas wells and in recompletions is scheduled to commence during the second half of 2012.  We currently operate 135 gross wells.

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

Effective February 28, 2012, we granted another SARs award (“February SARs”) related to a total of 1,000,000 shares of our common stock to these directors.  The February SARs provide the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) (A) the fair market value of one share of common stock on the date of exercise or (B) $2.00, whichever is greater, over (ii) $0.30, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised. The February SARs vest on January 31, 2013 and will be automatically exercised on February 1, 2013.

Additionally, effective February 28, 2012, we granted a total of 500,000 options to purchase common stock with a strike price of $0.30 per share to our non-employee directors. The options have a two-year vesting period and expire five years from the grant date.

Appointment of New Vice President of Business Development and Operations

Effective March 1, 2012, we hired Mr. Richard P. Crist as Vice President, Business Development and Exploration, a newly created position that will add additional experience and expertise to our senior management team.

Oil and Gas Production Summary

The following table presents our production and price information during the three months ended March 31, 2012 and 2011. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended March 31,		Quarter over Quarter Change
	2012	2011	Amount	Percentage

Natural gas production (Mcf)	831,767	913,075	(81,308)	(9)%
Average sales price per Mcf	$2.77	$4.06	$(1.29)	(32)%

Oil production (Bbl)	9,885	7,574	2,311	31%
Average sales price per Bbl	$88.26	$74.74	$13.52	18%

Production (Mcfe)	891,077	958,519	(67,442)	(7)%

Our equivalent oil and gas production decreased by 7% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to the Unita Basin Transaction and normal production declines.

Liquidity and Capital Resources

General

We generate cash from operations from the sale of oil and natural gas, and have relied in the past primarily on the issuance of equity, borrowings under our revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and leases.  For the quarter ended March 31, 2012, we incurred a net loss of $5,038,133.  As of March 31, 2012, we had an accumulated deficit of $227,633,909.

On March 22, 2012, we closed the Uinta Basin Transaction, pursuant to which we (i) sold to Wapiti an undivided 50% interest in certain of our Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note receivable from Wapiti and (ii) transferred to Wapiti an undivided 50% of our interest in our Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets.

Of Wapiti’s $30.0 million funding commitment, $15.0 million will be paid on our behalf, and we have agreed to provide an additional $7.5 million of drilling and completion costs. Accordingly, the total program will be $37.5 million; provided that, if on February 23, 2013, the five-year New York Mercantile Exchange (“NYMEX”) natural gas strip pricing is at least $5.00/MMBtu, the drilling and completion program will be expanded by $6.25 million to $43.75 million with Wapiti paying for $5.0 million and us paying for $1.25 million of the additional costs.

We used approximately $10.5 million of the proceeds from the Uinta Basin Transaction to repay outstanding borrowings under our revolving credit facility, and we will use the remaining proceeds for capital expenditures consisting approximately $5.0 million for our drilling program which includes the drilling of 13 wells, our continued up-hole recompletion program targeting natural gas and for additional investment in existing and new California oil and gas prospects in the San Joaquin Basin as well as for working capital, acquisitions of oil and natural gas properties and other general corporate purposes.

Our revolving credit facility will mature in June 2012, at which time we will be required to repay all of the outstanding borrowings thereunder. We are discussing alternative borrowing arrangements with other lenders and while we currently believe that we will be able to find a replacement lender, there can be no assurance that we will be able to obtain adequate alternative financing on acceptable terms or at all.  For example, our recent results of operations and volatility in oil and gas prices, as well as in the domestic credit and capital markets generally, may negatively affect the availability and terms of financing.  If we were to secure an alternative borrowing arrangement, we expect that such arrangement will include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of our current revolving credit facility.  If we are unable to secure an alternative borrowing arrangement, we will lose a primary source of liquidity and be required to fund our business and operations going forward without outside capital.

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

In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for oil and gas exploration and production activities and for working capital purposes. We intend to fund our anticipated cash requirements through the first quarter of 2013, including our 2012 capital budget of $5.0 million, primarily through cash on hand and cash flows from operations, although we cannot assure you that cash on hand and cash flows from operations will be sufficient to fund such requirements.

Our inability to secure replacement financing for the revolving credit facility or otherwise access future borrowings will significantly limit our ability to fund or increase our operating budget and to execute our growth plans, and our liquidity and results of operations may be materially adversely affected.  If we need additional liquidity for future activities, we may be required to consider several options for raising such funds, such as selling additional securities, selling assets or executing farm-out or similar arrangements, but we may be unable to complete any of these transactions on terms acceptable to us or at all.  Any financing obtained through the sale of our equity will likely result in substantial dilution to our stockholders.

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011

Net cash provided by operations	$(491,955)	$917,789
Net cash provided by (used in) investing activities	15,056,080	(2,749,810)
Net cash (used in) provided by financing activities	(8,565,912)	935,000
Net increase (decrease) in cash	5,998,213	(897,021)

Cash provided by operations decreased by $1,409,744 from March 31, 2011 to March 31, 2012.  The decrease in cash provided by operations was primarily due to a $1,088,838 decrease in oil and gas revenue caused by a 7% decrease in equivalent production and a 32% decrease in gas prices partially offset by an 18% increase in the oil prices received during the first quarter of 2012, and a $379,490 increase in workover expenses during the first quarter of 2012.

Our investing activities during the first quarters of 2012 and 2011 included our development and exploration activities, fixed asset additions and the change in advances from joint interest owners. The investing activity during the first quarter of 2012 also included the sales proceeds from the Uinta Basin Transaction (see Note 3 — Asset Sales of the accompanying unaudited condensed consolidated financial statements).

The financing activity during the first three months of 2012 included $2.0 million in borrowings and $10,544,969 of repayments under our revolving credit facility and the payment of a deposit of $20,943. The financing activity during the first three months of 2011 included $1.0 million in borrowings under our revolving credit facility and the payment of $65,000 in costs associated with the issuance of our 5.5% Convertible Senior Notes due 2015 (“2015 Notes”).

2012 Capital Budget

Our initial capital expenditure budget for our 2012 oil and natural gas activities which is subject to final Board of Director approval has been set at $5.0 million. The 2012 capital expenditure budget will be allocated among our drilling program which includes the drilling of 13 wells, our continued up-hole recompletion program targeting natural gas and our additional investment in existing and new California oil and natural gas prospects in the San Joaquin Basin. Our 2012 capital expenditure program will be funded primarily from cash received from the closing of the Uinta Basin Transaction, cash on hand and cash flow from operations. See “Liquidity and Capital Resources” above.

Risk Management

We use commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk.  However, these derivative instruments may limit the prices we actually realize and therefore may reduce oil and natural gas revenues in the future. The fair value of our oil and natural gas derivative instruments (excluding the warrant derivative financial instrument) outstanding as of March 31, 2012 was a current asset of $1,062,071. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on our risk management policies.

Results of Operations

The First Quarter of 2012 Compared to the First Quarter of 2011

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Three Months Ended March 31,		Quarter over Quarter Change
	2012	2011	Amount	Percentage

Natural gas production (Mcf)	831,767	913,075	(81,308)	(9)%
Average sales price per Mcf	$2.77	$4.06	$(1.29)	(32)%
Natural gas revenue	$2,307,864	$3,703,031	$(1,395,167)	(38)%

Oil production (Bbl)	9,885	7,574	2,311	31%
Average sales price per Bbl	$88.26	$74.74	$13.52	18%
Oil revenue	$872,403	$566,074	$306,329	54%

Total oil and gas revenue	$3,180,267	$4,269,105	$(1,088,838)	(26)%

Equivalent production (Mcfe)	891,077	958,519	(67,442)	(7)%

The decrease in oil and gas revenue of $1,088,838 during the first quarter of 2012 compared with the first quarter of 2011 was comprised of a 7% decrease in equivalent oil and gas production and a 32% decrease in gas prices from $4.06 in 2011 to $2.77 in 2012 partially offset by an 18% increase in average oil prices of $13.52 per Bbl of oil. The decrease in equivalent oil and gas production was primarily due to the Unita Basin Transaction and normal production declines. The $1,088,838 decrease in oil and gas revenue during the first quarter of 2012 represents a decrease of $155,545 related to the equivalent production decrease and a decrease of $933,293 related to the decrease in gas prices partially offset by an increase in oil prices.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended March 31,		Quarter over Quarter Change
	2012	2011	Amount	Percentage

Direct operating expenses and overhead	$922,702	$812,146	$110,556	14%
Workover expense	704,639	325,149	379,490	117%
Total operating expenses	$1,627,341	$1,137,295	$490,046	43%
Operating expenses per Mcfe	$1.82	$1.19	$0.63	53%

Production and property taxes	$69,830	$204,137	$134,307	(66)%
Production and property taxes per Mcfe	$0.08	$0.21	$(0.13)	(62)%

Total lease operating expense	$1,697,171	$1,341,432	$355,739	26%

Total lease operating expense per Mcfe	$1.90	$1.40	$0.50	36%

Lease operating expense increased $355,739 during the first quarter of 2012 compared with the first quarter of 2011. The increase is primarily due to higher workover expenses related to the removal of critical velocity reduction strings, modification of cap strings and scale treatment and removal from existing wells during the first quarter of 2012 partially offset by decreased severance taxes related to a tax exemption for certain of our wells.

Transportation and Processing

Transportation and processing costs of $656,972 ($0.74 per Mcfe) and $801,715 ($0.84 per Mcfe) as of March 31, 2012 and 2011, respectively, represent the costs we incurred to transport and process the gas production from our wells. The decrease of $141,743 in these expenses during the first quarter of 2012 reflects lower transportation and processing costs related to the 7% decrease in gas production previously discussed.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense during the first quarters of 2012 and 2011 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to the asset retirement obligation. This expense remained fairly consistent during the first quarter of 2012 compared to the first quarter of 2011 primarily due to the production decline combined with the decrease in the full cost pool resulting from the Uinta Basin Transaction during March 2012.

Impairment

As of March 31, 2012, our full cost pool exceeded the ceiling limitation based on the average, first-day-of-the-

month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012. Therefore, impairment expense of $4,300,000 was recorded during the quarter ended March 31, 2012.

Gain on Sale of Assets, net

The gain on sale of assets, net during the first quarter of 2012 represents the sale of certain of our inventory.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three Months Ended March 31,		Quarter over Quarter Change
	2012	2011	Amount	Percentage

Total general and administrative costs	$1,686,360	$1,381,260	$305,100	22%
General and administrative costs allocated to drilling, completion and operating activities	(341,383)	(424,997)	(83,614)	(20)%
General and administrative expense	$1,344,977	$956,263	$388,714	41%
General and administrative expenses per Mcfe	$1.51	$1.00	$0.51	51%

Total stock-based compensation costs	$60,205	$170,768	$(110,563)	(65)%
Stock-based compensation costs capitalized	(200)	(868)	668	77%
Stock-based compensation	$60,005	$169,900	$(109,895)	(65)%
Stock-based compensation per Mcfe	$0.07	$0.18	$(0.11)	(61)%

Total general and administrative expense including stock-based compensation	$1,404,982	$1,126,163	$278,819	25%

Total general and administrative expense per Mcfe	$1.58	$1.18	$0.40	33%

General and administrative expense increased by $278,819 during the first quarter of 2012 as compared with the first quarter of 2011 primarily due to the legal and consulting expenses associated with the Uinta Basin Transaction partially offset by a $109,895 decrease in stock-based compensation as the result of the vesting of certain stock options

Interest Expense

Interest expense decreased $135,126 during the first quarter of 2012 as compared with the first quarter of 2011, primarily due to the reduction our borrowing base during May and November of 2011.

Derivative (Losses) Gains

Derivative (losses) gains during the first quarters of March 31, 2012 and 2011 are comprised of realized and unrealized gains and losses on our commodity derivative instruments and unrealized gains on our warrant derivative liability. The unrealized derivative (losses) gains represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains represent the net settlements from our commodity derivative counterparty based on each month’s settlement during the quarter.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Recently Issued Accounting Pronouncements

Effective January 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The adoption of ASU 2011-04 did not have a significant impact on our consolidated financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2011 10-K.

We are exposed to a variety of market risks, including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2012, and from which we may incur future gains or losses from changes in commodity prices or market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity Price Risk

Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of our exposure to adverse market changes, we have entered into various derivative instruments. As of March 31, 2012, our derivative instruments consisted of one costless collar agreement for our production from January 1, 2012 through December 31, 2012. At recent production levels, approximately 33% of our net production volumes have been hedged through this instrument. The counterparty in this instrument is the Administrative Agent under our revolving credit facility. As of March 31, 2012, the fair value of this agreement is a current asset of $1,062,071. This instrument allows us to predict with greater certainty the effective natural gas prices to be received for our hedged production. Our costless collar contains a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike prices, no payments will be due from either party.

The collar contract allows us to predict with greater certainty the effective natural gas prices that we will receive for our hedged production and to benefit from operating cash flows when market prices are less than the fixed prices of the contract. However, we will not benefit from market prices that are higher than the fixed prices in the contract for the hedged production. Our collar contract has no requirements for us to post additional collateral based upon the changes in the market value of the hedge instrument.

Our costless collar agreement as of March 31, 2012 is summarized in the table below:

Agreement Type	Remaining Term	Quantity	Index Price (a)	Call Price Counterparty buyer	Put Price Gasco buyer
Costless collar	4/12 – 12/12	2,000 MMBtu/day	NW Rockies	$4.25/MMBtu	$5.12/MMBtu

(a)           Northwest Pipeline Rocky Mountains — Inside FERC first-of-month index price.

The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the three months ended March 31, 2012 and including the impact of the collar contract in place as of March 31, 2012, our annual revenue would increase or decrease by approximately $39,000 for each $1.00 per barrel change in crude oil prices and $333,000 for each $0.10 per Mcf change in natural gas prices.

Warrant Derivative Risk

On June 15, 2011, we issued the June Warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued the August Warrants to purchase 11,500,000 shares of common stock.  The Warrants have an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 2 — Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. With all other factors remaining constant as of March 31, 2012:

(i)             the warrant derivative liability would decrease by approximately $2.2 million for a $0.10 decrease in the trading price of our common stock and would increase by approximately $2.6 million for a $0.10 increase in the trading price of our common stock; and

(ii)          the warrant derivative liability would increase by approximately $490,000 by a 10% increase in the volatility rate and would decrease by approximately $417,000 by a 10% decrease in the volatility rate.

Interest Rate Risk

We do not currently use interest rate derivatives to mitigate our exposure to interest rate risk, including under our revolving credit facility, to the volatility in interest rates. During March 2012, we repaid all amounts outstanding under our revolving credit facility.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow such persons to make timely decisions regarding required disclosures.

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)  under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -                                 Legal Proceedings

For a discussion of our legal proceedings please see Note 11 — Legal Proceedings of the accompanying unaudited condensed consolidated financial statements included herein.  We do not expect the outcome of the proceedings discussed therein to have a material adverse affect on our financial position, results of operations or cash flows.

Item 1A -                        Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

10.1	Twelfth Amendment to the Credit Agreement dated as of March 22, 2012, by and among Gasco Energy, Inc., as Borrower, certain subsidiaries of Gasco

Energy, Inc., as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

10.2

Amended and Restated Gas Gathering and Processing Agreement dated March 22, 2012, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

10.3#	Form of Stock Appreciation Right Agreement. (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated March 28, 2012, filed on March 28, 2009, File No. 001-32369).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

GASCO ENERGY, INC.

Date: May 1, 2012	By:	/s/ Peggy A. Herald
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

10.2

Amended and Restated Gas Gathering and Processing Agreement dated March 22, 2012, by and between Gasco Production Company and Monarch Natural Gas, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

10.3#	Form of Stock Appreciation Right Agreement. (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated March 28, 2012, filed on March 28, 2009, File No. 001-32369).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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