Form 10-Q
period 2012-09-30
GASCO ENERGY INC
filed 2012-11-14
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of November 14, 2012:  169,749,981

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements express, or are based on, our current expectations or forecasts about future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “plan,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

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

In addition to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in subsequent Quarterly Reports on Form 10-Q, the following are among the factors that could cause future results to differ materially and adversely from those projected, forecasted, estimated or budgeted and discussed in this Quarterly Report on Form 10-Q:

·                  our ability to maintain adequate cash flow from operations or to obtain adequate financing to fund our operations and meet working capital needs, and our related ability to continue as a going concern;

·                  our ability to pursue strategic restructuring, refinancing or other transactions which may be necessary to our ability to continue as a going concern, and which ability is likely to be limited in light of our current liquidity situation and recent results of operations;

·                  our ability to remain in compliance with the terms and conditions of our outstanding convertible senior notes and warrants, and in the event we are unable to remain in compliance with the terms and conditions of such securities, our ability to pay any accelerated indebtedness or meet any repurchase obligations required under the governing documents for such securities;

·                  our ability to maintain relationships with suppliers, customers, employees, stockholders and other third parties in light of our current liquidity situation and recent results of operations;

·                  the volatility and recent declines in our stock price, and our ability to remain in compliance with the NYSE MKT’s continued listing requirements;

·                  overall demand for natural gas and oil in the United States and related fluctuations in natural gas and oil prices, upon which our operating results are directly dependent and which impact our ability to produce economically;

·                  our ability to successfully operate our business within the restrictions imposed on us by our debt agreements;

·                  any requirement that we write down the carrying value of our oil and gas properties due to reductions in natural gas and oil prices or substantial downward adjustments to our estimated proved reserves;

·                  our ability to manage interest rate and commodity price exposure;

·                  any failure by the gatherer of our natural gas, which would negatively affect our ability to deliver our natural gas production for sale;

·                  marketing of oil and natural gas;

·                  pipeline constraints;

·                  estimated reserves of natural gas and oil and underlying assumptions of such estimated reserves;

·                  operating hazards inherent to the natural gas and oil business and the drilling of wells;

·                  acquisition and development of oil and gas properties, and replacement of reserves;

·                  delays in obtaining drilling permits and the timing and amount of future production of natural gas and oil;

·                  technological changes;

·                  competition;

·                  scope and extent of our insurance coverage;

·                  title defects and deficiencies;

·                  federal and state regulatory or legislative developments, including with respect to environmental matters;

·                  shortages of supplies, equipment and personnel, and increases in operating costs and other expenses generally; and

·                  general economic conditions in the United States and key international markets, including credit and capital market constraints.

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

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,589,156	$1,965,967
Accounts receivable
Joint interest billings	1,635,481	810,482
Revenue	650,981	1,483,382
Inventory	1,912,825	1,911,362
Note receivable	—	500,000
Derivative instruments	—	865,358
Prepaid expenses	41,779	152,045
Total	9,830,222	7,688,596

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	256,691,510	268,793,463
Unproved properties	37,641,327	36,938,162
Wells in progress	—	1,938,691
Facilities and equipment	1,471,761	1,502,921
Furniture, fixtures and other	503,983	167,737
Total	296,308,581	309,340,974
Less accumulated depletion, depreciation, amortization and impairment	(245,028,008)	(234,132,806)
Total	51,280,573	75,208,168

NONCURRENT ASSETS
Deposit	556,638	639,500
Deferred financing costs	914,220	1,117,972
Total	1,470,858	1,757,472

TOTAL ASSETS	$62,581,653	$84,654,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$757,946	$2,649,772
Revenue payable	2,581,578	2,043,240
Advances from joint interest owners	47,667	98,512
Current portion of long-term debt	—	8,544,969
Accrued interest	1,207,616	586,556
Accrued expenses	227,765	355,224
Total	4,822,572	14,278,273

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $19,622,007 as of September 30, 2012 and $22,574,687 as of December 31, 2011	25,545,992	22,593,313
Deferred income from sale of assets	2,513,790	2,665,629
Asset retirement obligation	797,216	1,226,796
Derivative instruments	2,117,500	4,235,000
Deferred rent	287,813	—
Total	31,262,311	30,720,738

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 182,065 shares outstanding as of September 30, 2012 and 191,000 shares outstanding as of December 31, 2011	182	191
Common stock - $0.0001 par value; 600,000,000 shares authorized;169,823,681 shares issued and 169,749,981 outstanding as of September 30, 2012 and 168,084,515 shares issued and 168,010,815 outstanding as of December 31, 2011	16,982	16,808
Additional paid-in capital	262,566,279	262,344,286
Accumulated deficit	(235,956,378)	(222,575,765)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	26,496,770	39,655,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,581,653	$84,654,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2012	2011

REVENUES
Gas	$1,450,782	$3,946,424
Oil	357,843	630,703
Total	1,808,625	4,577,127

OPERATING EXPENSES
Lease operating	975,520	2,082,081
Transportation and processing	326,861	444,561
Depletion, depreciation, amortization and accretion	524,995	950,396
Impairment	1,016,000	92,020
General and administrative	1,154,063	1,025,694
Total	3,997,439	4,594,752

OPERATING LOSS	(2,188,814)	(17,625)

OTHER (EXPENSE) INCOME
Interest expense	(1,752,716)	(1,641,245)
Derivative gains	720,000	334,845
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	7	6,879
Total	(982,096)	(1,248,908)

NET LOSS	$(3,170,910)	$(1,266,533)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,324,481	155,119,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

REVENUES
Gas	$5,031,824	$12,259,029
Oil	1,560,941	2,342,674
Total	6,592,765	14,601,703

OPERATING EXPENSES
Lease operating	3,815,987	5,131,247
Transportation and processing	1,502,224	2,147,660
Depletion, depreciation, amortization and accretion	2,023,261	2,785,964
Impairment	9,071,000	92,020
General and administrative	3,671,664	3,097,199
Total	20,084,136	13,254,090

OPERATING (LOSS) INCOME	(13,491,371)	1,347,613

OTHER INCOME (EXPENSE)
Interest expense	(5,141,430)	(5,057,015)
Gain on sale of assets	2,567,574	—
Derivative gains	2,508,090	708,081
Amortization of deferred income from sale of assets	151,839	151,839
Interest income	24,685	20,641
Total	110,758	(4,176,454)

NET LOSS	$(13,380,613)	$(2,828,841)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.08)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	168,814,549	139,380,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,380,613)	$(2,828,841)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	11,094,261	2,785,964
Stock-based compensation	215,947	251,391
Change in fair value of derivative instruments	(1,252,142)	(281,081)
Gain on sale of assets	(2,567,574)	—
Amortization of debt discount, deferred expenses and other	3,013,155	2,428,654
Payment of deposit	(38,138)	—
Changes in operating assets and liabilities:
Accounts receivable	13,338	930,880
Inventory	(1,463)	(89,435)
Note receivable	500,000	—
Prepaid expenses	110,266	90,774
Accounts payable	(1,111,826)	(624,478)
Revenue payable	538,338	676,882
Accrued interest	621,060	626,560
Accrued expenses	(142)	(760,190)
Net cash (used in) provided by operating activities	(2,245,533)	3,207,080

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for furniture, fixtures and other	(205,774)	(887)
Cash paid for acquisitions, development and exploration	(4,522,011)	(5,055,490)
Proceeds from sale of assets	19,192,321	—
Decrease in advances from joint interest owners	(50,845)	(1,062,672)
Net cash provided by (used in) investing activities	14,413,691	(6,119,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	2,000,000	2,000,000
Repayment of borrowings	(10,544,969)	—
Proceeds from issuance of common stock and warrants	—	10,000,000
Cash paid for stock offerings and debt issuance costs	—	(1,583,727)
Net cash (used in) provided by financing activities	(8,544,969)	10,416,273

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,623,189	7,504,304

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,965,967	1,994,542
END OF PERIOD	$5,589,156	$9,498,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1 – ORGANIZATION AND LIQUIDITY

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

The unaudited condensed consolidated financial statements included herein were prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and with the instructions to Form 10-Q and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position of the Company for the interim periods presented.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”) filed with the SEC on March 28, 2012. The current interim period financial statements included herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 – Significant Accounting Policies, contained in the Company’s 2011 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements.  However, due to the extreme volatility in commodity prices in recent years, and the significant extended decline in natural gas prices in particular, the Company has not been able to recover its exploration and development costs as anticipated.  There are significant uncertainties regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations and planned capital activities, and the Company currently anticipates that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital, including debt payment obligations, and planned capital expenditures through the second quarter of 2013.  This expectation is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of the Company’s cash management strategy discussed below, some or all of which may not prove to be correct and may result in the Company’s inability to meet cash requirements prior to the second quarter of 2013.  The Company’s prior revolving credit facility matured on June 29, 2012, and as of the date of this Quarterly Report, the Company has been unable to obtain a replacement facility on acceptable terms and is no longer actively in discussions to obtain a replacement facility.  Furthermore, the Company may not achieve profitability from operations in the near future or at all.  The Company had net losses and negative cash flow from operations for the three and nine months ended September 30, 2012 and at September 30, 2012 had an accumulated deficit of $235,956,378.

To continue as a going concern, the Company must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide it with additional liquidity. The Company’s ability to do so will depend on numerous factors, some of which are beyond its control.  If the Company is unable to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance the business, it would not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations) for the next twelve months, would not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against it).  The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts, or the amount and classification of liabilities that may result, should the Company be unable to continue as a going concern.

In order to address the Company’s liquidity constraints and in addition to its ongoing efforts to secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide it with additional liquidity, the Company has embarked on a cash management strategy to enhance and preserve as much liquidity as possible. This plan contemplates the Company, among other things:

·                  reducing expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

·                  managing working capital;

·                  delaying certain drilling projects;

·                  pursuing farm-out and other similar types of transactions to fund working capital needs;

·                  evaluating its options for the divestiture of certain non-core assets;

·                  considering asset purchases through the issuance of equity;

·                  investigating merger opportunities; and

·                  restructuring and reengineering the Company’s organization and processes to reduce operating costs and increase efficiency.

The Company cannot provide any assurances that it will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Furthermore, the Company’s cash management strategy, if successful, may limit certain of its operational and strategic initiatives designed to grow its business over the long term.

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Gasco and its wholly—owned subsidiaries. All significant intercompany transactions have been eliminated.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $0 and $11,520 of internal costs during the three and nine months ended September 30, 2012, respectively, and $0 and $75,167 during the three and nine months ended September 30, 2011, respectively. Additionally, the Company capitalized stock compensation expense related to its consultants as further described in Note 7 – Stock-Based Compensation herein. Costs associated with production and general corporate activities are expensed in the period incurred. The Company charges a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from such marketing activities of $37,896 and $69,700 was recorded as an adjustment to proved properties during the three and nine months ended September 30, 2012, respectively, and $22,017 and $88,352 during the three and nine months ended September 30, 2011. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Please see Note 3 – Asset Sales, herein.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (i) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (ii) estimated future development costs to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $37,641,327 as of September 30, 2012, are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. During the nine months ended September 30, 2012, the Company reclassified approximately $731,000 of acreage costs in Utah and California into proved property. This acreage represents the value of leases that expired during the third quarter of 2012.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (i) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (ii) the cost of properties not being amortized, if any; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (iv) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended September 30, 2012 to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of March 31, 2012, June 30, 2012 and September 30, 2012, the full cost pool exceeded the ceiling limitation based on the average first-day-of-the-month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012, $81.16 per barrel and $2.57 per Mcf during the 12-month period ended June 30, 2012 and $80.35 per barrel and $2.23 per Mcf during the 12-month period ended September 30, 2012. Therefore, impairment expense of $9,071,000 was recorded during the nine months ended September 30, 2012.

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

Facilities and Equipment

The Company’s other oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net expense attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $22,359 and $14,551 during the three and nine months ended September 30, 2012, respectively, and $9,502 and $57,977 during the three and nine months ended September 30, 2011, respectively.

Commodity Derivatives

From time to time, the Company has used commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited condensed consolidated balance sheets. The Company’s management decided not to use hedge accounting under the accounting guidance for its commodity derivatives and therefore, the changes in fair value are recognized currently in earnings. See Note 5 – Derivatives, herein.

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

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Balance beginning of period	$779,197	$1,171,209	$1,226,796	$1,119,561
Liabilities incurred	—	—	—	—
Property dispositions	—	—	(493,178)	—
Accretion expense	18,019	26,715	63,598	78,363
Balance end of period	$797,216	$1,197,924	$797,216	$1,197,924

See Note 3 – Asset Sales, herein, for discussion of property dispositions.

Revenue Recognition

The Company records revenues from the sale of natural gas and crude oil when delivery to the customer has occurred, title has transferred and collectability is reasonably assured. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

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

Off Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2012, the off-balance sheet arrangements and transactions that the Company had entered into included operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income as adjusted for earnings allocated to participating securities by the diluted weighted-average common shares outstanding.  Potentially dilutive securities for the diluted earnings per share calculation consist of (i) unvested shares of restricted common stock, (ii) in-the-money outstanding options and warrants to purchase shares of common stock, (iii) outstanding Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of common stock, and (iv) the Company’s outstanding 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”), which are convertible into shares of Preferred Stock and common stock.

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

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. Basic and diluted net loss per share was the same for the three and nine months ended September 30, 2012 and 2011.

The following shares were excluded from the computation of diluted loss per common share as they did not have a dilutive effect.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Shares related to:
2015 Notes	75,280,000	75,380,000	75,280,000	75,380,000
Preferred Stock	30,344,173	31,833,340	30,344,173	31,833,340
Common stock options	9,815,468	10,233,999	9,815,468	10,233,999
Warrants	30,250,000	30,250,000	30,250,000	30,250,000
Unvested restricted common stock	425,500	234,000	425,500	234,000

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

NOTE 3 – ASSET SALES

Uinta Basin Joint Venture

On March 22, 2012, the Company closed a transaction (the “Uinta Basin Transaction”) whereby, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 23, 2012, between the Company’s wholly-owned subsidiary, Gasco Production Company, and Wapiti Oil & Gas II, L.L.C. (“Wapiti”), and a Closing Agreement (the “Closing Agreement”) dated March 22, 2012 relating to the Purchase Agreement, the Company (i) sold to Wapiti an undivided 50% of its interest in certain of its Uinta Basin producing oil and gas assets for $18.0 million in cash and $1.19 million in the form of a promissory note receivable from Wapiti, which was repaid in full during the second quarter of 2012, and (ii) transferred to Wapiti an undivided 50% of its interest in its Uinta Basin non-producing oil and gas assets in exchange for, among other agreements, Wapiti’s commitment to fund $30.0 million of the drilling and completion costs associated with the exploration and development of the subject assets.

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

Subject to the terms of the Development Agreement, the Company will manage the operations contemplated by the drilling program.  Except for the subject assets that are already subject to joint operating agreements with third parties, the operation of (i) a portion of the subject assets will be subject to an agreed upon joint operating agreement (a “JOA”), which names Gasco Production Company as operator of record, and (ii) the remaining portion of the subject assets will be subject to an agreed upon JOA, which names Wapiti as operator of record.  Gasco Production Company and Wapiti also entered into a contract operating agreement naming Gasco Production Company as contract operator with respect to the portion of the subject assets for which Wapiti is named as operator of record.  The Company and Wapiti have formed an Operating Committee (the “Operating Committee”) to oversee generally the drilling program and operations in the project area and to approve certain matters specified in the Development Agreement. The Operating Committee consists of two members from each of the Company and Wapiti, with the members appointed by each party having an aggregate 50% vote.

The Development Agreement also contains transfer restrictions on each of our and Wapiti’s ability to transfer its respective interests in the subject assets. The Development Agreement also contains a customary area of mutual interest provision covering the Project Area. With certain limited exceptions, the Development Agreement will remain in effect during the Drilling Term; however, after the six-month anniversary of the end of the Drilling Term, the Development Agreement may be terminated by either the Company or Wapiti upon six months’ advance notice.

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

The Company used approximately $10.5 million of the proceeds from the transaction to repay the borrowings under its prior revolving credit facility. The Company planned to use the remaining proceeds for its capital expenditures consisting of approximately $5.0 million for its drilling program which includes the drilling of 13 wells, its continued up-hole recompletion program targeting natural gas and for additional investment in existing and new California oil and gas prospects in the San Joaquin Basin as well as for working capital, acquisitions of oil and natural gas properties and other general corporate purposes. However, due to low natural gas prices and permitting delays, the Company does not expect to drill any natural gas wells in Utah during the remainder of 2012 and expects to spend only $3.9 million of its 2012 budget.

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

The following unaudited pro forma information is presented as if the Uinta Basin Transaction had an effective date of January 1, 2011, and is not necessarily indicative of either future results of operations or results that might have been achieved had the transaction been consummated as of January 1, 2011. The pro forma results for the three months ended September 30, 2012 were the same as the actual results and are not included in the table below.

	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2011

Revenue as reported	$6,592,765	$4,577,127	$14,601,703
Less: revenue from the Uinta Basin Transaction	1,206,145	1,631,217	5,020,173
Pro forma revenue	$5,386,620	$2,945,910	$9,581,530

Net loss as reported	$(13,380,613)	$(1,266,533)	$(2,828,841)
Less: operating loss resulting from the Uinta Basin Transaction	(2,390,235)	(448,737)	(1,623,399)
Pro forma net loss	$(10,990,378)	$(817,796)	$(1,205,442)

Net loss per share – basic and diluted as reported	$(0.08)	$(0.01)	$(0.02)
Less net loss per share - from the Uinta Basin Transaction	(0.01)	0.00	(0.01)
Pro forma net loss income per share – basic and diluted	$(0.07)	$(0.01)	$(0.01)

Prospect Fee

During January 2012, the Company entered into an arrangement with an exploration and production company which operates in California, pursuant to which the Company received a $750,000 prospect fee related to certain of its California acreage. The fee reimbursed costs that the Company has invested in the area and provides it with a potential carried interest of 20% in one well to be drilled on the acreage. The proceeds were recorded as a credit to unproved properties during the nine months ended September 30, 2012.

NOTE 4 - CONVERTIBLE SENIOR NOTES

As of September 30, 2012 and December 31, 2011, the Company had $45,168,000 aggregate principal amount of 2015 Notes outstanding.

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

The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  The Company’s failure to make an interest payment on the 2015 Notes, if not cured within 30 days, would result in a default under the 2015 Indenture, which would permit the holders of the 2015 Notes to accelerate repayment of the 2015 Notes.

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

The debt discount that was recognized in connection with the 2015 Notes is being accreted to interest expense under the effective interest method at a rate of 26.3%. The unamortized discount as of September 30, 2012 and December 31, 2011 was $19,622,007 and $22,574,687, respectively.

NOTE 5 – DERIVATIVES

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

The following table details the fair value of the derivatives recorded in the unaudited condensed consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	September 30, 2012	December 31, 2011

Natural gas derivative contracts	Current assets	$—	$865,358
Warrant derivatives	Noncurrent liabilities	2,117,500	4,235,000

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Realized gains on commodity instruments	$—	$17,380	$1,255,948	$427,000
Change in fair value of commodity instruments	—	377,465	(865,358)	177,956
Change in fair value of warrant derivatives	720,000	(60,000)	2,117,500	103,125

Total realized and unrealized gains recorded	$720,000	$334,845	$2,508,090	$708,081

These realized and unrealized gains and losses are recorded in the accompanying unaudited condensed consolidated statements of operations as derivative gains and losses.

NOTE 6 – GAS PROCESSING AGREEMENT

On September 21, 2011, the Company entered into a Gas Processing Agreement (the “Chipeta Processing Agreement”) with Chipeta Processing LLC (“Chipeta”) pursuant to which the Company dedicated certain of its natural gas production from its acreage in Utah to Chipeta for processing, and Chipeta agreed to process all natural gas production from such assets through facilities and related equipment that Chipeta owns and operates.

The primary term of the Chipeta Processing Agreement is ten years, beginning after the in-service date of a 300 MMcf/d cryogenic processing facility to be built by Chipeta. The primary term will be extended for one year terms unless terminated by either party giving 180 days’ notice prior to the expiration of the then-current term. Questar Pipeline Company has received the necessary regulatory approvals for the conversion of certain of its pipelines and facilities from a dry line to a wet line and has completed its system upgrades. Chipeta is in the final phase of the construction of its cryogenic and related pipeline facilities. The projected in-service date is January 1, 2013.

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

The Company’s natural gas production is presently being transported and processed by Monarch Natural Gas, LLC, a Delaware limited liability company (“Monarch”) pursuant to the Gas Gathering and Processing Agreement effective March 1, 2010 between Monarch and the Company (the “Monarch Processing Agreement”).

On March 22, 2012, the Company entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch in which Monarch agreed to, among other things, (i) release and waive its rights to process the first 50,000 MMBtu/day of the Company’s gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (ii) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The Excluded Production may be reduced if the Company is unable to meet certain drilling investment targets.  The Company may also be required to make periodic deficiency payments to Monarch for any shortfalls from the specified minimum volume commitment of 25,000 Mcf per day. The term of the Amended and Restated Monarch Agreement extends through February 28, 2025, and, for wells that are already connected to Monarch’s gathering system on February 28, 2025, for so long as the Company’s gas can be produced in commercial quantities from such wells.

NOTE 7 – STOCK-BASED COMPENSATION

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

The Company accounts for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to unvested stock options issued to non-employees is recalculated at the end of each reporting period based upon the fair value on that date. During the three and nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Employee compensation	$79,182	$75,346	$216,053	$252,244
Consultant compensation (reduction in compensation)	(191)	(265)	(213)	(1,705)
Total stock-based compensation	78,991	75,081	215,840	250,539
Less: consultant compensation expense (reduction in expense) capitalized as proved property	(95)	(132)	(106)	(852)
Stock-based compensation expense	$79,086	$75,213	$215,947	$251,391

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2012 through September 30, 2012:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	8,182,647	$1.37
Granted	1,936,485	$0.28
Exercised	—	—
Forfeited	6,254	$0.25
Cancelled	797,410	$0.98
Outstanding at September 30, 2012	9,815,468	$1.09
Exercisable at September 30, 2012	7,584,793	$1.45

During the first nine months of 2012, the Company granted 1,936,485 options to purchase common stock with exercise prices ranging from $0.18 to $0.30 per share. These options have a two-year vesting period and expire five years from the grant date.

The following table summarizes information related to the outstanding and vested options as of September 30, 2012:

	Outstanding Options	Vested Options
Number of shares	9,815,468	7,584,793
Weighted-Average Remaining Contractual Life	2.6 years	2.3 years
Weighted-Average Exercise Price	$1.09	$1.45
Aggregate intrinsic value	—	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the fair value of the Company’s common stock of $0.15 as of September 30, 2012, which would have been received by the option holders had they exercised their options as of that date.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2012, there is $282,078 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2.6 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2012 through September 30, 2012:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	184,500	$0.36
Granted	250,000	$0.18
Vested	9,000	$1.07
Forfeited	—	—
Outstanding at September 30, 2012	425,500	$0.24

As of September 30, 2012, there is $74,266 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2.6 years.

SARs

Effective October 1, 2011, the Company’s non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, the Company granted SARs related to a total of 500,000 shares of the Company’s common stock to these directors. As of December 31, 2011, the SARs were recorded as a liability of $10,924. The SARs provide the right to receive a lump sum cash payment equal to the value of the product of (i) the excess of (a) the fair market value of one share of common stock on the date of exercise, over (b) $0.25, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (ii) the number of shares as to which an award has been exercised (“Appreciation Amount”). The SARs vested on January 31, 2012 and were automatically exercised on February 1, 2012. The fair market value of the common stock on the date of exercise was below $0.25 per share and therefore the Appreciation Amount was zero and no cash payment was made.

Effective February 28, 2012, the Company granted another SARs award (“February SARs”) related to a total of 1,000,000 shares of our common stock to these directors.  As of September 30, 2012, the SARs were recorded as a liability of $7,765.The February SARs provide the right to receive a lump sum cash payment equal to the value of the product of (i) the excess of (a) (A) the fair market value of one share of common stock on the date of exercise or (2) $2.00, whichever is less, over (b) $0.30, which is an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (ii) the number of shares as to which an award has been exercised. The February SARs vest on January 31, 2013 and will be automatically exercised on February 1, 2013.

NOTE 8 – CREDIT FACILITY

The Company’s prior $250 million revolving credit facility (“Prior Credit Facility”) matured on June 29, 2012 and was repaid in full.

While the Company has attempted to secure a replacement facility, as of the date of this Quarterly Report, it has been unable to do so on acceptable terms and is no longer actively in discussions to obtain a replacement facility.  There can be no assurance that the Company will be able to adequately finance its operations or execute its existing short-term and long-term business plans, and its liquidity and results of operations are likely to be materially adversely affected if the Company is unable to generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide it with additional liquidity.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2012
Liabilities:
Warrant derivatives	$—	$—	$2,117,500	$2,117,500

December 31, 2011
Assets:
Commodity derivatives	$—	$856,358	$—	$856,358
Liabilities:
Warrant derivatives	$—	$—	$4,235,000	$4,235,000

As of September 30, 2012, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. The valuation policies are determined by the Chief Accounting Officer and are approved by the Chief Executive Officer. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the Chief Accounting Officer and the Chief Executive Officer update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions, particularly since the trading price of the Company’s common stock has a high-historical volatility. With all other factors remaining constant as of September 30, 2012:

(i)             the warrant derivative liability would decrease by approximately $1.8 million for a $0.10 decrease in the trading price of our common stock and would increase by approximately $2.1 million for a $0.10 increase in the trading price of our common stock; and

(ii)          the warrant derivative liability would increase or decrease by approximately $302,500 for a 10% increase or decrease in the volatility rate.

A summary of the Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/11	30,250,000	$0.35	54.1 months
Warrants issued	—		—
Warrants outstanding as of 9/30/12	30,250,000	$0.35	45.0 months

The significant assumptions used in the valuation of the warrant derivative liability as of September 30, 2012 are as follows:

Exercise price	$0.35 per share
Volatility	95.5%
Remaining Term of Warrants	44 - 46 months
Risk-free interest rate	1% - 2%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Warrant Derivative
Balance as of January 1, 2012	$(4,235,000)
Total gains (realized or unrealized):
Included in earnings	2,117,500
Included in other comprehensive income	—
Issuances	—
Settlements	—
Transfers in and out of Level 3	—
Balance as of September 30, 2012	$(2,117,500)

Change in unrealized gains included in earnings relating to instruments still held as of September 30, 2012	$2,117,500

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturities and or liquid nature of these assets and liabilities. The estimated fair value of the 2015 Notes of $28,756,180 and $31,443,000 as of September 30, 2012 and December 31, 2011, respectively, was determined using a discounted cash flow and option pricing model.

NOTE 10 - STATEMENTS OF CASH FLOWS

During the nine months ended September 30, 2012, the Company’s non-cash investing and financing activities consisted of the following transactions:

·      Conversion of 8,935 shares of Preferred Stock into 1,489,166 shares of common stock.

·      Settlement of a $121,000 liability with a prepaid deposit.

·                  Additions to oil and gas properties included in accounts payable of $50,000.

During the nine months ended September 30, 2011, the Company’s non-cash investing and financing activities consisted of the following transactions:

·      Conversion of 34,600 shares of Preferred Stock into 5,766,667 shares of common stock.

·                  Additions to oil and gas properties included in accounts payable of $548,322.

Cash paid for interest during the nine months ended September 30, 2012 and 2011 was $1,353,761 and $1,967,483, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2012 and 2011.

NOTE 11 – LEGAL PROCEEDINGS

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

Clean Water Act Compliance Order Matter

On October 3, 2011, the Company received a compliance order from the United States Environmental Protection Agency (the “EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that the Company violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: (i) once when it constructed an access road to a future well location in either 2004 or 2005 and (ii) once when it constructed an access road and a well pad in 2007 or 2008.  The compliance order directs the Company to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that the Company plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  The Company disagrees with some of the factual contentions in the compliance order, and it has had a number of discussions with the EPA concerning the order.  However, it has been unable to negotiate a successful resolution of the alleged violations with the EPA, and as a result, it filed a lawsuit in federal district court in the District of Colorado on June 25, 2012.  The lawsuit seeks judicial review of the compliance order, specifically review of the EPA’s contention that the affected areas are wetlands, or if they are wetlands, whether they are wetlands that are subject to federal regulatory jurisdiction under the Clean Water Act.  On September 5, 2012, the EPA, represented by the Department of Justice, answered, and the United States separately counterclaimed for an injunction seeking substantially the same relief that the EPA seeks in the compliance order but also requested civil penalties for each day of alleged discharges of fill material and each day of alleged violation of the compliance order.  The Company is not able to predict the outcome of this matter at this time.

NOTE 12 – GUARANTOR SUBSIDIARIES

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

Recent Developments

Outlook

Due to the extreme volatility in commodity prices in recent years, and the significant extended decline in natural gas prices in particular, we have not been able to recover our exploration and development costs as anticipated.  As such, there are significant uncertainties regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations and planned capital activities, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital, including debt payment obligations, and planned capital expenditures through the second quarter of 2013.  Our prior revolving credit facility matured in June 2012, at which time we repaid all of the outstanding borrowings thereunder, and while we have attempted to secure a replacement facility, as of the date of this Quarterly Report, we have been unable to do so on acceptable terms.   For additional information regarding our current liquidity situation, please see “Liquidity and Capital Resources” below.

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

Green River Oil Wells

In December 2011, we began drilling two wells to the Green River Formation, both in which we currently own a 50% working interest. These wells were successfully completed during January 2012.  The wells are on pump and continue to produce oil as expected.

During the third quarter 2012, we implemented a workover program to target by-passed oil in older Wasatch / Mesaverde wells and Green River oil wells.  Since the third quarter, our engineers have performed five workovers in the Green River Formation which have yielded a per-well average of a 15% to 20% increase in net oil production, as compared to rates recorded prior to the well workovers.  Average daily net oil production has improved by 43%, to recent rates of 76 barrels of oil per day in September 2012, from 53 barrels of oil per day in April 2012.

We believe that the workover program presents a low-cost opportunity to boost oil production in advance of the new-drill Green River oil program that is expected to commence later in the fourth quarter of 2012 or early first quarter of 2013, depending on rig availability.  We continue to identify wells suitable for by-passed oil workovers, and have identified an additional ten wells for workover activities and further production enhancement.

Drilling Plans

Our Uinta Basin drilling and completions program contemplates a capital expenditure budget of approximately $3.6 million for the drilling and completion of six gross (1.0 net) new Green River Formation oil wells and six gross (2.0 net) new-drill natural gas wells. However, due to the low gas price environment and permitting delays, we do not expect to drill any natural gas wells in Utah during the remainder of 2012 and expect to spend only $0.9 million of our 2012 budget for the drilling of the Green River Formation oil wells. All of the Green River Formation oil wells within the drilling program are in the permitting process.  While actual timing of the drilling of the wells is dependent upon receipt of the approved permits, we believe we will have the necessary inventory of permits to begin drilling during the first quarter of 2013.

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

Antelope Valley Trend

In order to complete the processing of the large Antelope Valley 3D seismic survey, our partner has been granted a one-year extension in the spudding of the first test earning well at our Antelope Valley Trend of prospects.  The first test well will spud before July 2013.  In exchange for the drilling extension, our partner has agreed to pay for all lease rentals between July 1, 2012 and the spudding of the first exploration well. Our partner has also committed to spudding a well on the Southwest Cymric prospect prior to December 31, 2013.

Northwest McKittrick

Our partner in this area has received the necessary permits to drill the first earning well. The drilling design is being finalized and we believe that the first earning well will be drilled prior to December 31, 2012.

Oil and Gas Production Summary

The following table presents our production and price information during the three and nine months ended September 30, 2012 and 2011. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Natural gas production (Mcf)	516,268	879,788	1,910,977	2,823,630
Average sales price per Mcf	$2.81	$4.49	$2.63	$4.34

Oil production (Bbl)	4,304	8,424	18,398	28,902
Average sales price per Bbl	$83.14	$74.87	$84.84	$81.06

Production (Mcfe)	542,092	930,332	2,021,365	2,997,042

Our equivalent oil and gas production decreased by 42% and 32% during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, respectively. The decrease in production reflects the conveyance of a 50% interest in certain of our Uinta Basin properties to our joint venture partner as part of the Uinta Basin Transaction which closed on March 22, 2012.

Liquidity and Capital Resources

General

We have historically generated cash from operations from the sale of oil and natural gas with the exception of the first nine months of 2012, and have relied in the past primarily on the issuance of equity, borrowings under our prior revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and leases.  For the nine months ended September 30, 2012, we incurred a net loss of $13,380,613 and had negative cash flow from operations of $2,245,533.  As of September 30, 2012, we had an accumulated deficit of $235,956,378.

Our unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the next twelve months.  However, due to the extreme volatility in commodity prices in recent years, and the significant extended decline in natural gas prices in particular, we have not been able to recover our exploration and development costs as anticipated.  There are significant uncertainties regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations and planned capital activities, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital, including debt payment obligations, and planned capital expenditures through the second quarter of 2013.  This expectation is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of our cash management strategy discussed below, some or all of which may not prove to be correct and may result in our inability to meet cash requirements prior to the second quarter of 2013. Our prior revolving credit facility matured in June 2012, at which time we repaid all of the outstanding borrowings thereunder. While we have attempted to secure a replacement facility, as of the date of this Quarterly Report, we have been unable to do so on acceptable terms and are no longer actively in discussions to obtain a replacement facility.

As of September 30, 2012, we had $45,168,000 aggregate principal amount of our 5.5% Convertible Senior Notes due 2015 (“2015 Notes”) outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  Our failure to make an interest payment on the 2015 Notes, if not cured within 30 days, would result in a default under the indenture governing the 2015 Notes, which would permit the holders of the 2015 Notes to accelerate repayment of the 2015 Notes.

Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospects resulting in the possible loss of our properties.  This could cause us to alter our business plans, including further reducing our exploration and development plans.  In particular, we face uncertainties relating to our ability to fund the level of capital expenditures required for oil and gas exploration and production activities. We intend to fund our anticipated cash requirements through the second quarter of 2013, including our 2012 capital budget of which we expect to spend approximately $3.9 million, primarily through cash on hand and cash flows from operations, although we cannot assure you that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, our ability to execute our growth plans as well as to fund our operating budget will be significantly limited, and our liquidity and results of operations may be materially adversely affected.

To continue as a going concern, we must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity.  The urgency of our liquidity situation may require us to pursue such a transaction at an inopportune time.  Moreover, our ability to successfully implement, and the cost of, any such transaction will depend on numerous factors, including:

·                  demand and prices for natural gas and oil;

·                  general economic conditions;

·                  strength of the credit and capital markets;

·                  our ability to successfully execute our operational strategies, and our operating and financial performance;

·                  our ability to remain in compliance with our debt and equity instruments;

·                  our stock price, and ability to remain in compliance with NYSE MKT continued listing requirements;

·                  our ability to maintain relationships with our suppliers, customers, employees, stockholders and other third parties; and

·                  market uncertainty in connection with our ability to continue as a going concern as well as investor confidence in us.

If we fail to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance our business, we would not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations) for the next twelve months, would not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

In order to address our liquidity constraints and in addition to our ongoing efforts to secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity, we have embarked on a cash management strategy to enhance and preserve as much liquidity as possible. This plan contemplates us, among other things:

·                  reducing expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

·                  managing working capital;

·                  delaying certain drilling projects;

·                  pursuing farm-out and other similar types of transactions to fund working capital needs;

·                  evaluating our options for the divestiture of certain non-core assets;

·                  considering asset purchases through the issuance of equity;

·                  investigating merger opportunities; and

·                  restructuring and reengineering our organization and processes to reduce operating costs and increase efficiency.

We cannot provide any assurances that we will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Furthermore, our cash management strategy, if successful, may limit certain of our operational and strategic initiatives designed to grow our business over the long term.

Uinta Basin Transaction

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

We used approximately $10.5 million of the proceeds from the Uinta Basin Transaction to repay outstanding borrowings under our prior revolving credit facility. We expected to use the remaining proceeds for our capital expenditures consisting of approximately $5.0 million for our drilling program which includes the drilling of 13 wells, our continued up-hole recompletion program targeting natural gas and for additional investment in existing and new California oil and gas prospects in the San Joaquin Basin as well as for working capital, acquisitions of oil and natural gas properties and other general corporate purposes. However, due to low natural gas prices and permitting delays, we do not expect to drill any natural gas wells in Utah during the remainder of 2012 and expect to spend only $3.9 million of our 2012 budget as discussed above.

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012	2011

Net cash (used in) provided by operations	$(2,245,533)	$3,207,080
Net cash provided by (used in) investing activities	14,413,691	(6,119,049)
Net cash (used in) provided by financing activities	(8,544,969)	10,416,273
Net increase in cash	3,623,189	7,504,304

Cash provided by operations decreased by $5,452,613 from September 30, 2011 to September 30, 2012.  The decrease in cash provided by operations was primarily due to a $8,008,938 decrease in oil and gas revenue caused by a 32% decrease in equivalent production and a 39% decrease in gas prices partially offset by a 5% increase in oil prices received during the first nine months of 2012.

Our investing activities during the first nine months of 2012 and 2011 included our development and exploration activities, fixed asset additions and the change in advances from joint interest owners. The investing activity during the first nine months of 2012 also included the sales proceeds from the Uinta Basin Transaction (see Note 3 — Asset Sales of the accompanying unaudited condensed consolidated financial statements).

The financing activity during the first nine months of 2012 included $2.0 million in borrowings and $10,544,969 of repayments under our prior revolving credit facility. The financing activity during the first nine months of 2011 included $10 million in proceeds from the issuance of common stock and warrants, $2.0 million in borrowings under our prior revolving credit facility and the payment of $1,583,727 in costs associated with the issuance of common stock and warrants and our 2015 Notes.

2012 Capital Budget

Our capital expenditure budget for our 2012 oil and natural gas activities was initially set at $5.0 million, however, we currently only expect to spend $3.9 million during the year.  The 2012 capital expenditure budget was allocated among our drilling program which includes the drilling of 13 Green River Formation oil wells and new-drill natural gas wells, our continued up-hole recompletion program targeting natural gas and our additional investment in existing and new California oil and natural gas prospects in the San Joaquin Basin. However, due to low natural gas prices and permitting delays, we do not expect to drill any natural gas wells in Utah during the remainder of 2012 and expect to spend only $0.9 million of our 2012 budget for the drilling of the Green River Formation oil wells.

For more information regarding our current liquidity position, see “—General.”

Risk Management

We have historically used commodity derivative instruments to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk.  However, these derivative instruments could limit the prices we could actually realize and therefore may reduce oil and natural gas revenues in the future. During June 2012, we monetized our outstanding commodity derivatives but we intend enter into future derivatives when we believe it is beneficial for us to do so. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on our risk management policies.

Results of Operations

The Third Quarter of 2012 Compared to the Third Quarter of 2011

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Three Months Ended September 30,		Year over Year Change
	2012	2011	Amount	Percentage

Natural gas production (Mcf)	516,268	879,788	(363,520)	(41)%
Average sales price per Mcf	$2.81	$4.49	$(1.68)	(37)%
Natural gas revenue	$1,450,782	$3,946,424	$(2,495,642)	(63)%

Oil production (Bbl)	4,304	8,424	(4,120)	(49)%
Average sales price per Bbl	$83.14	$74.87	$8.27	11%
Oil revenue	$357,843	$630,703	$(272,860)	(43)%

Total oil and gas revenue	$1,808,625	$4,577,127	$(2,768,502)	(60)%

Equivalent production (Mcfe)	542,092	930,332	(388,240)	(42)%

The decrease in oil and gas revenue of $2,768,502 during the third quarter of 2012 compared with the third quarter of 2011 was comprised of a 42% decrease in equivalent oil and gas production and a 37% decrease in gas prices from $4.49 in 2011 to $2.81 in 2012 partially offset by an 11% increase in average oil prices. The decrease in equivalent oil and gas production was primarily due to the Uinta Basin Transaction and normal production declines. The $2,768,502 decrease in oil and gas revenue during the third quarter of 2012 represents a decrease of $1,938,115 related to the equivalent production decrease and a decrease of $830,387 related to the decrease in gas prices partially offset by the increase in oil prices.

Lease Operating Expenses

The table below sets forth the details of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended September 30,		Year over Year Change
	2012	2011	Amount	Percentage

Direct operating expenses and overhead	$696,834	$1,061,080	$(364,246)	(34)%
Workover expense	226,634	804,392	(577,758)	(72)%
Total operating expenses	$923,468	$1,865,472	$(942,004)	(50)%
Operating expenses per Mcfe	$1.70	$2.01	$(0.31)	(15)%

Production and property taxes	$52,052	$216,609	$(164,557)	(76)%
Production and property taxes per Mcfe	$0.10	$0.23	$(0.13)	(56)%

Total lease operating expense	$975,520	$2,082,081	$(1,106,561)	(53)%

Total lease operating expense per Mcfe	$1.80	$2.24	$(0.44)	(20)%

Lease operating expense decreased $1,106,561 during the third quarter of 2012 compared with the third quarter of 2011. The decrease is primarily due to the conveyance of a 50% interest in certain of our properties in the Uinta Basin Transaction which closed during March 2012 and a decrease in workover expenses because of fewer projects during the third quarter of 2012.

Transportation and Processing

Transportation and processing costs of $326,861 ($0.60 per Mcfe) and $444,561 ($0.48 per Mcfe) during the three months ended September 30, 2012 and 2011, respectively, represent the costs we incurred to transport and process the gas production from our wells. The decrease of $117,700 in these expenses during the third quarter of 2012 reflects lower transportation and processing costs related to the 41% decrease in gas production due to the Uinta Basin Transaction and normal production declines and the 37% decrease in gas prices. The lower transportation and processing costs per Mcfe during the third quarter of 2011 also reflect a refund of certain processing costs associated with our natural gas liquids.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation,  amortization and accretion expense during the third quarters of 2012 and 2011 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to our asset retirement obligation. This expense decreased $425,401 during the third quarter of 2012 compared to the third quarter of 2011 primarily due to our production decline, combined with the decrease in the full cost pool resulting from property impairment during the first and second quarters of 2012, as discussed below, and the Uinta Basin Transaction during March 2012.

Impairment

As of September 30, 2012, our full cost pool exceeded the ceiling limitation based on the average, first-day-of-the-month oil and gas prices of $80.35 per barrel and $2.23 per Mcf during the 12-month period ended September 30, 2012. Therefore, impairment expense of $1,016,000 was recorded during the quarter ended September 30, 2012.

Impairment expense during the three months ended September 30, 2011 represents the decrease in the fair value of certain of our inventory.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three Months Ended September 30,		Year over Year Change
	2012	2011	Amount	Percentage

Total general and administrative costs	$1,411,094	$1,262,448	$148,646	12%
General and administrative costs allocated to drilling, completion and operating activities	(336,117)	(311,967)	24,150	8%
General and administrative expense	$1,074,977	$950,481	$124,496	13%
General and administrative expenses per Mcfe	$1.98	$1.02	$0.96	94%

Stock-based compensation	$79,086	$75,213	$3,873	5%
Stock-based compensation per Mcfe	$0.15	$0.08	$0.07	87%

Total general and administrative expense including stock-based compensation	$1,154,063	$1,025,694	$128,369	12%

Total general and administrative expense per Mcfe	$2.13	$1.10	$1.03	103%

General and administrative expense including stock-based compensation expense increased by $128,369 during the third quarter of 2012 as compared with the third quarter of 2011 primarily due to increased legal and consulting fees associated with the completion of the Uinta Basin Transaction.

Interest Expense

Interest expense increased $11,471 during the third quarter of 2012 as compared with the third quarter of 2011, primarily due to the increase in discount amortization associated with our 2015 Notes.

Derivative Gains

Derivative gains during the quarter ended September 30, 2012 represents the unrealized gains on our warrant derivative liability. Derivative gains during the quarter ended September 30, 2011 includes the unrealized gains on our warrant derivative liability as well as the realized and unrealized gains and losses on our commodity derivative instruments. The unrealized derivative gains represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains represent the net settlements and monetization from our commodity derivative counterparty based on each month’s settlement during the quarter.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the quarters ended September 30, 2012 and 2011 represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

The First Nine Months of 2012 Compared to the First Nine Months of 2011

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Nine Months Ended September 30,		Year over Year Change
	2012	2011	Amount	Percentage

Natural gas production (Mcf)	1,910,977	2,823,630	(912,653)	(32)%
Average sales price per Mcf	$2.63	$4.34	$(1.71)	(39)%
Natural gas revenue	$5,031,824	$12,259,029	$(7,227,205)	(59)%

Oil production (Bbl)	18,398	28,902	(10,504)	(36)%
Average sales price per Bbl	$84.84	$81.06	$3.78	5%
Oil revenue	$1,560,941	$2,342,674	$(781,733)	(33)%

Total oil and gas revenue	$6,592,765	$14,601,703	$(8,008,938)	(55)%

Equivalent production (Mcfe)	2,021,365	2,997,042	(975,677)	(32)%

The decrease in oil and gas revenue of $8,008,938 during the first nine months of 2012 compared with the first nine months of 2011 was attributable to a 32% decrease in equivalent oil and gas production and a 39% decrease in gas prices from $4.34 in 2011 to $2.63 in 2012 partially offset by a 5% increase in average oil prices. The decrease in equivalent oil and gas production was primarily due to the Uinta Basin Transaction and normal production declines. The $8,008,938 decrease in oil and gas revenue during the first nine months of 2012 represents a decrease of $4,811,365 related to the equivalent production decrease and a decrease of $3,197,573 related to the decrease in gas prices partially offset by an increase in the oil prices.

Lease Operating Expenses

The table below sets forth the detail of oil and gas lease operating expenses during the periods presented.

	For the Nine Months Ended September 30,		Year over Year Change
	2012	2011	Amount	Percentage

Direct operating expenses and overhead	$2,465,125	$3,076,500	$(611,375)	(20)%
Workover expense	1,168,222	1,425,307	(257,085)	(18)%
Total operating expenses	$3,633,347	$4,501,807	$(868,460)	(19)%
Operating expenses per Mcfe	$1.80	$1.50	$0.30	20%

Production and property taxes	$182,640	$629,440	$(446,800)	(71)%
Production and property taxes per Mcfe	$0.09	$0.21	$(0.12)	(57)%

Total lease operating expense	$3,815,987	$5,131,247	$(1,315,260)	(26)%

Total lease operating expense per Mcfe	$1.89	$1.71	$0.18	10%

Lease operating expense decreased $1,315,260 during the first nine months of 2012 compared with the first nine months of 2011. The decrease is primarily due to the conveyance of a 50% interest in certain of our properties in the Uinta Basin Transaction which closed during March 2012 and a $257,085 decrease in workover expense because of fewer workover projects during the first nine months of 2012.

Transportation and Processing

Transportation and processing costs were $1,502,224 ($0.74 per Mcfe) and $2,147,660 ($0.72 per Mcfe) for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $645,436 in these expenses during the first nine months of 2012 reflects lower transportation and processing costs related to the 32% decrease in gas production due to the Uinta Basin Transaction and normal production declines.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation and amortization expense during the first nine months of 2012 decreased $762,703 primarily due to the production decline combined with the decrease in the full cost pool resulting from the property impairments during the first and second quarters of 2012 discussed below and the Uinta Basin Transaction during March 2012.

Impairment

As of September 30, 2012, June 30, 2012 and March 31, 2012, our full cost pool exceeded the ceiling limitation based on the average, first-day-of-the-month oil and gas prices of $80.35 per barrel and $2.23 per Mcf during the 12-month period ended September 30, 2012, $81.16 per barrel and $2.57 per Mcf during the 12-month period ended June 30, 2012 and $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012. Total impairment expense of $9,071,000 was recorded during the nine months ended September 30, 2012.

Impairment expense during the nine months ended September 30, 2011 represents the decrease in the fair value of certain of our inventory.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Nine Months Ended September 30,		Year over Year Change
	2012	2011	Amount	Percentage

Total general and administrative costs	$4,493,167	$4,014,305	$478,862	12%
General and administrative costs allocated to drilling, completion and operating activities	(1,037,450)	(1,168,497)	(131,047)	11%
General and administrative expense	$3,455,717	$2,845,808	$609,909	21%
General and administrative expenses per Mcfe	$1.71	$0.95	$0.76	80%

Stock-based compensation	$215,947	$251,391	$(35,444)	(14)%
Stock-based compensation per Mcfe	$0.11	$0.08	$0.03	37%

Total general and administrative expense including stock-based compensation	$3,671,664	$3,097,199	$574,465	18%

Total general and administrative expense per Mcfe	$1.82	$1.03	$0.79	77%

General and administrative expense including stock-based compensation increased by $574,465 during the first nine months of 2012 as compared with the first nine months of 2011. Total general and administrative costs increased by $478,862 year over year primarily due to the increased legal and consulting expenses associated with the Uinta Basin Transaction during 2012. The allocation of such costs to operating activities decreased by $131,047 during 2012 as compared to the same period of 2011 due to reduced operational activity during the first nine months of 2012.

Interest Expense

Interest expense increased $84,415 during the first nine months of 2012 as compared with the same period in 2011, primarily due to the increase in discount amortization associated with our 2015 Notes.

Gain on Sale of Assets

The gain on sale of assets during the first nine months of 2012 represents the gain from the Uinta Basin Transaction.

Derivative Gains

Derivative gains during the first nine months of 2012 increased $1,800,009 primarily due to the increase in the unrealized gain on the warrant derivative resulting from the decrease in the trading price of our common stock and the monetization of our remaining commodity derivatives.

Interest Income

Interest income increased $4,044 during the first nine months of 2012 as compared with the first nine months of 2011 primarily due to the interest on the promissory note receivable that we received as part the Uinta Basin Transaction. The promissory note was repaid in full during May 2012.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2012, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

We are exposed to a variety of market risks, including commodity price risk. We address these risks through a program of risk management which may include the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2012, and from which we may incur future gains or losses from changes in commodity prices or market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Warrant Derivative Risk

On June 15, 2011, we issued warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued warrants to purchase 11,500,000 shares of common stock (collectively the “Warrants”).  The Warrants have an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 2 — Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. With all other factors remaining constant as of September 30, 2012:

(i)    the warrant derivative liability would decrease by approximately $1.8 million for a $0.10 decrease in the trading price of our common stock and would increase by approximately $2.1 million for a $0.10 increase in the trading price of our common stock; and

(ii)   the warrant derivative liability would increase or decrease by approximately $302,500 for a 10% increase or decrease in the volatility rate.

Commodity Price Risk

During June 2012, we monetized our remaining commodity derivative for $677,868 and do not have any commodity derivative contracts outstanding as of September 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)  under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings

For a discussion of our legal proceedings please see Note 11 — Legal Proceedings of the accompanying unaudited condensed consolidated financial statements included herein.  We do not expect the outcome of the proceeding discussed therein to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A -       Risk Factors

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”) and in Part II, “Item 1A. Risk Factors” of our subsequent Quarterly Reports on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our 2011 Form 10-K and in subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K, subsequent Quarterly Reports on Form 10-Q and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We currently anticipate that our cash on hand as well as forecasted cash flows from operations will only be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures through the second quarter of 2013.  If we are unable to generate sufficient cash flows, secure additional capital or otherwise restructure or refinance our business, we would not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

Our unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the next twelve months.  However, due to the extreme volatility in commodity prices in recent years, and the significant extended decline in natural gas prices in particular, we have not been able to recover our exploration and development costs as anticipated.  There are significant uncertainties regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations and planned capital activities, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital, including debt payment obligations, and planned capital expenditures through the second quarter of 2013.  This expectation is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of our cash management strategy discussed below, some or all of which may not prove to be correct and may result in our inability to meet cash requirements prior to the second quarter of 2013. Our prior revolving credit facility matured in June 2012, at which time we repaid all of the outstanding borrowings thereunder. While we have attempted to secure a replacement facility, as of the date of this Quarterly Report, we have been unable to do so on acceptable terms and are no longer actively in discussions to obtain a replacement facility.  Furthermore, we may not achieve profitability from operations in the near future or at all.  For example, we had net losses and negative cash flow from operations for the three and nine months ended September 30, 2012 and at September 30, 2012 had an accumulated deficit of $235,956,378.

As of September 30, 2012, we had $45,168,000 aggregate principal amount of our 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  Our failure to make an interest payment on the 2015 Notes, if not cured within 30 days, would result in a default under the indenture governing the 2015 Notes, which would permit the holders of the 2015 Notes to accelerate repayment of the 2015 Notes.

Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospects resulting in the possible loss of our properties.  This could cause us to alter our business plans, including further reducing our exploration and development plans.  In particular, we face uncertainties relating to our ability to fund the level of capital expenditures required for oil and gas exploration and production activities. We intend to fund our anticipated cash requirements through the second quarter of 2013, including our 2012 capital budget of which we expect to spend approximately $3.9 million, primarily through cash on hand and cash flows from operations, although we cannot assure you that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, our ability to execute our growth plans as well as to fund our operating budget will be significantly limited, and our liquidity and results of operations may be materially adversely affected.

To continue as a going concern, we must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity.  The urgency of our liquidity constraints may require us to pursue such a transaction at an inopportune time.  Moreover, our ability to successfully implement, and the cost of, any such transaction will depend on numerous factors, including:

·      demand and prices for natural gas and oil;

·      general economic conditions;

·      strength of the credit and capital markets;

·      our ability to successfully execute our operational strategies, and our operating and financial performance;

·      our ability to remain in compliance with our debt and equity instruments;

·      our stock price, and ability to remain in compliance with NYSE MKT continued listing requirements;

·      our ability to maintain relationships with our suppliers, customers, employees, stockholders and other third parties; and

·      market uncertainty in connection with our ability to continue as a going concern as well as investor confidence in us.

If we fail to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance our business, we would not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations) for the next twelve months, would not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).  If we file for bankruptcy protection, our business and operations will be subject to certain risks.

A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following:

·      a bankruptcy filing by or against us may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;

·      we may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees;

·      there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

·      there can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest; and

·      the value of our common stock could be reduced to zero as result of a bankruptcy filing.

We also cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE MKT.

In order to address our liquidity constraints and in addition to our ongoing efforts to secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity, we have embarked on a cash management strategy to enhance and preserve as much liquidity as possible. This plan contemplates us, among other things:

·      reducing expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

·      managing working capital;

·      delaying certain drilling projects;

·      pursuing farm-out and other similar types of transactions to fund working capital needs;

·      evaluating our options for the divestiture of certain non-core assets;

·      considering asset purchases through the issuance of equity;

·      investigating merger opportunities; and

·      restructuring and reengineering our organization and processes to reduce operating costs and increase efficiency.

We cannot provide any assurances that we will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Furthermore, our cash management strategy, if successful, may limit certain of our operational and strategic initiatives designed to grow our business over the long term.

Our stock price has been volatile and any investment in our common stock could suffer a significant decline in value. Furthermore, we cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT.

Because we face significant uncertainties relating to our ability to generate sufficient cash flows from operations and to continue to operate our business, our stock price may be volatile and any investment in our common stock could suffer a significant decline in value.  Furthermore, we may not be able to maintain the continued listing standards of the NYSE MKT.  The NYSE MKT requires companies to meet certain continued listing criteria including certain minimum stockholders’ equity values as outlined in the NYSE MKT LLC Company Guide.  We may not be able to maintain such criteria.  Additionally, while to date we have not received formal notice from the NYSE MKT regarding noncompliance with the NYSE MKT’s continued listing criteria, we have had periodic discussions with the NYSE MKT staff regarding our future plans for the Company. In the recent past, our stock price has not experienced an increase in value and our current liquidity situation may further depress the trading price of our common stock.  For example, our stock price has traded below $0.20 for a sustained period of time.  The delisting of our stock from the NYSE MKT could result in even further reductions in our stock price, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. Furthermore, delisting may result in an event of default under the indenture governing our 2015 Notes, which requires that we list the shares of common stock that may be issued upon conversion of the 2015 Notes and the Preferred Stock on the NYSE MKT or any other U.S. national or regional securities exchange.

Item 6 —     Exhibits

The following is a list of exhibits filed or furnished (as indicated) as part of this Quarterly Report on Form 10-Q.  Where so noted, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Exhibit

2.1

Purchase and Sale Agreement dated February 23, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-32369).

2.2

Development Agreement dated March 22, 2012, between Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-32369).

2.3

Closing Agreement dated March 22, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-32369).

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

GASCO ENERGY, INC.

Date: November 14, 2012	By:	/s/ Peggy A. Herald
Peggy A. Herald, Vice President and
Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1

Purchase and Sale Agreement dated February 23, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-32369).

2.2

Development Agreement dated March 22, 2012, between Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-32369).

2.3

Closing Agreement dated March 22, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-32369).

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