Form 10-Q
period 2013-03-31
GASCO ENERGY INC
filed 2013-05-15
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Number of common shares outstanding as of May 15, 2013:  169,749,981

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Gasco Energy, Inc. and its consolidated subsidiaries’ (collectively, “Gasco,” the “Company,” “we,” “our” or “us”) future financial position, expectations with respect to liquidity, capital resources and ability to continue as a going concern, common stock, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements.  These statements express, or are based on, our current expectations or forecasts about future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “plan,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by us are, to the knowledge and in the judgment of our management, believed to be reasonable when made, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties (some of which are beyond our control) which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Known material factors that could cause actual results to differ materially from expected results are discussed in (1) Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors” and elsewhere herein, (2) Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012, and (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

The following are among the important factors that could cause future results to differ materially and adversely from any projected, forecasted, estimated or budgeted amounts or events that we have discussed in this report:

•                  the recent resignation of our President, Chief Executive Officer and director, W. King Grant;

•                  our failure to make the April 5, 2013 interest payment on our outstanding convertible senior notes, which has resulted in an event of the default under the indenture governing the notes and the right of the trustee or holders of at least 25% in aggregate principal amount of the notes to demand immediate and full payment of principal and accrued interest on the notes;

•                  our ability to pursue strategic restructuring, refinancing or other transactions which is necessary for us to continue as a going concern, and which ability is likely to be limited in light of our current liquidity situation and recent results of operations;

•                  any determination by us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code or the filing of an involuntary petition for bankruptcy against us, and the impact of any such filing on our business and operations;

•                  our ability to generate sufficient adequate cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and our related ability to continue as a going concern;

•                  our ability to comply with the terms and conditions of our outstanding convertible senior notes and warrants, and in the event we are unable to comply with the terms and conditions of such securities, our ability to pay any accelerated indebtedness or meet any repurchase obligations required under the governing documents for such securities;

•                  the volatility and decline in our stock price, and the ability of our common stock to remain traded on the OTCQB Marketplace;

•                  our ability to meet our firm commitment delivery obligations in our gathering, transportation and processing agreements or otherwise satisfy minimum volume deficiency payment obligations;

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

•                  our ability to successfully operate our business within the restrictions imposed on us by the indenture governing our convertible senior notes;

•                  any requirement that we write down the carrying value of our oil and gas properties due to reductions in natural gas and oil prices or substantial downward adjustments to our estimated proved reserves;

•                  our ability to manage commodity price exposure;

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

BOE. Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

BOE/d. One BOE per day.

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

Present value of future net revenues or present value of discounted future net cash flows or present value or PV-10.  The pre-tax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. PV-10 is a non-GAAP financial measure.

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

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,778,330	$2,938,086
Accounts receivable
Joint interest billings	2,077,097	1,753,204
Revenue	594,903	777,567
Inventory	1,730,733	1,730,733
Prepaid expenses	105,665	153,848
Total	6,286,728	7,353,438

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	264,872,686	264,814,427
Unproved properties	31,888,960	31,486,314
Facilities and equipment	1,499,297	1,493,314
Furniture, fixtures and other	506,511	506,511
Total	298,767,454	298,300,566
Less accumulated depletion, depreciation, amortization and impairment	(253,572,691)	(253,176,523)
Total	45,194,763	45,124,043

NONCURRENT ASSETS
Deposit	531,443	531,443
Deferred financing costs	775,185	845,367
Total	1,306,628	1,376,810

TOTAL ASSETS	$52,788,119	$53,854,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,363,455	$1,548,121
Revenue payable	2,172,383	2,454,282
Advances from joint interest owners	47,667	47,667
Accrued interest	1,207,616	586,556
Accrued expenses	292,000	396,000
Total	5,083,121	5,032,626

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $17,349,359 as of March 31, 2013 and $18,530,539 as of December 31, 2012	27,818,641	26,637,461
Deferred income from sale of assets	2,412,564	2,463,177
Asset retirement obligation	836,877	815,660
Derivative instruments	302,500	907,500
Deferred rent	300,659	294,236
Total	31,671,241	31,118,034

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 182,065 shares outstanding as of March 31, 2013 and December 31, 2012	182	182
Common stock - $0.0001 par value; 600,000,000 shares authorized;169,823,681 shares issued and 169,749,981 outstanding as of March 31, 2013 and December 31, 2012	16,982	16,982
Additional paid-in capital	262,677,203	262,624,918
Accumulated deficit	(246,530,315)	(244,808,156)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	16,033,757	17,703,631

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,788,119	$53,854,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES
Gas	$1,429,427	$2,307,864
Oil	434,629	872,403
Total	1,864,056	3,180,267

OPERATING EXPENSES
Lease operating	575,472	1,688,001
Transportation and processing	453,344	656,972
Depletion, depreciation, amortization and accretion	373,072	850,027
Impairment	—	4,300,000
General and administrative	967,520	1,404,982
Total	2,369,408	8,899,982

OPERATING LOSS	(505,352)	(5,719,715)

OTHER (EXPENSE) INCOME
Interest expense	(1,872,420)	(1,728,769)
Gain on sale of assets	—	2,567,574
Derivative gains (losses)	605,000	(236,867)
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	—	9,020
Total	(1,216,807)	661,571

NET LOSS	$(1,722,159)	$(5,058,144)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,433,981	168,213,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,722,159)	$(5,058,144)
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	373,072	5,150,027
Stock-based compensation	52,285	60,005
Change in fair value of derivative instruments	(605,000)	523,287
Gain on sale of assets	—	(2,567,574)
Amortization of debt discount, deferred expenses and other	1,207,172	939,788
Payment of deposit	—	(20,943)
Changes in operating assets and liabilities:
Accounts receivable	(141,229)	43,577
Inventory	—	148,696
Prepaid expenses	48,183	42,417
Accounts payable	300,334	(325,592)
Revenue payable	(281,899)	(70,357)
Accrued interest	621,060	621,061
Accrued expenses	(104,000)	854
Net cash used in operating activities	(252,181)	(512,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	(907,575)	(2,942,141)
Proceeds from sale of assets	—	18,000,000
Decrease in advances from joint interest owners	—	(1,779)
Net cash (used in) provided by investing activities	(907,575)	15,056,080

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	2,000,000
Repayment of borrowings	—	(10,544,969)
Net cash used in financing activities	—	(8,544,969)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,159,756)	5,998,213

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	2,938,086	1,965,967
END OF PERIOD	$1,778,330	$7,964,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 — ORGANIZATION

Gasco Energy, Inc. (“Gasco,” the “Company,” “we,” “our” or “us”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to generate and develop high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently focusing its operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.

The unaudited condensed consolidated financial statements included herein were prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) applicable to interim financial statements and with the instructions to Form 10-Q and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position of the Company for the interim periods presented.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 10-K”) filed with the SEC on March 6, 2013. The current interim period financial statements included herein should be read in conjunction with the financial statements and accompanying notes, including Note 3 — Significant Accounting Policies, contained in the 2012 10-K.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements.  As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Due to the extended decline in the natural gas market and sustained low natural gas prices in recent years caused by excess production and stagnant growth in the demand for natural gas, the Company has not been able to recover its exploration and development costs as anticipated.  As such, there is substantial doubt regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations, and the Company currently anticipates that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital through the second quarter of 2013.  This expectation is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of the Company’s cash management strategy discussed below, some or all of which may not prove to be correct and may result in the Company’s inability to meet cash requirements prior to the end of the second quarter of 2013.   As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

In late 2012 and early 2013, the Company received notices from the NYSE MKT LLC (the “Exchange”) notifying the Company that it did not satisfy certain continued listing standards set forth in the NYSE MKT LLC Company Guide (the “Company Guide”). Specifically, on December 6, 2012, the Company received a notice from the Exchange indicating that it did not satisfy the continued listing standards of the Exchange set forth in Section 1003(f)(v) of the Company Guide because the Company’s common stock had traded at a low price per share for a substantial period of time.  In the notice, the Exchange predicated the Company’s continued listing on the Exchange on the Company effecting a reverse stock split of its common stock by June 6, 2013. On January 11, 2013, the Company received a notice from the Exchange indicating that it did not satisfy the continued listing standards of the Exchange set forth in Section 1003(a)(iv) of the Company Guide, which applies if a listed company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature. In order to maintain its listing, the Company was required to submit a plan of compliance (a “Plan”) addressing how it intended to regain compliance with Section 1003(a)(iv) of the Company Guide by June 30, 2013.  The Company submitted a Plan to the Exchange on February 11, 2013.  The Plan indicated that the Company intended to lower costs, rationalize assets, refocus its development program toward oil and liquids, especially in the Green River Formation, and continue its California program with the potential goal of expanding the California model.  The Plan also discussed the fact that the Company was considering certain strategic alternatives, including debt restructuring and sales of assets.

On March 27, 2013, the Company received notice from the Exchange indicating that after a careful review of the Plan and publicly available information, the Exchange had determined that the Company had not made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the Company Guide by June 30, 2013 and that the Exchange intended to initiate delisting proceedings against the Company by filing a delisting application with the SEC pursuant to Section 1009(d) of the Company Guide.  The Company originally intended to appeal the Exchange’s determination, but subsequently determined not to proceed with such an appeal and notified the Exchange of its decision on April 23, 2013.  Accordingly, trading of the Company’s common stock on the Exchange was suspended at the opening of business on April 26, 2013 and the Exchange has delisted the Company’s common stock.  The Company’s common stock immediately became eligible to trade on the OTCQB Marketplace on April 26, 2013, and is currently trading thereon under the ticker symbol “GSXN.”

The Company’s prior revolving credit facility matured on June 29, 2012, and as of the date of this Form 10-Q, the Company has been unable to obtain a replacement facility on acceptable terms and is no longer actively in discussions to obtain a replacement facility.  Furthermore, the Company may not achieve profitability from operations in the near future or at all and it may continue to experience significant losses.  The Company had net losses and negative cash flow from operations for the three months ended March 31, 2013 and for the year ended December 31, 2012, and at March 31, 2013 had an accumulated deficit of $246,530,315.

As of March 31, 2013, the Company had $45,168,000 aggregate principal amount of its 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  The Company elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on its outstanding 2015 Notes.  The 2015 Notes require the Company to pay interest on overdue interest payments at a rate of 7.5% per annum.  As of May 15, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $1,528,498.

The Indenture, dated as of June 25, 2010, and the First Supplemental Indenture thereto, dated as of September 22, 2010, between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), governing the 2015 Notes (collectively, the “Indenture”) provide that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because the Company did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of May 15, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $46,696,498.  The Company has not received any notice of acceleration of the 2015 Notes as of May 14, 2013 and is engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture. Absent a waiver of the default, the 2015 Notes would be required to be classified as a current obligation as of the end of the cure period.

The Company also has firm commitment delivery obligations under its gas transportation and processing agreements.  If these commitments are not met, the Company may be required to make periodic deficiency payments for any shortfalls from the specified minimum volume commitments as discussed further in Note 7 — Gas Processing Agreements, herein.

Failure to generate operating cash flow or to obtain additional financing for the development of the Company’s properties could result in substantial dilution of its property interests or delay or cause indefinite postponement of further exploration and development of its prospects resulting in the possible loss of its properties. This has caused the Company to alter its business plans, and the Company may be required to further reduce its exploration and development plans.  For example, the Company has not allocated any amounts to its 2013 capital budget.  In particular, the Company faces uncertainties relating to its ability to fund the level of capital expenditures required for oil and gas exploration and production activities. The Company intends to fund its anticipated cash requirements through the second quarter of 2013 primarily through cash on hand and cash flows from operations, although the Company cannot provide assurances that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, the Company’s ability to execute its operations will be significantly limited, and its liquidity and results of operations will be materially adversely affected.

To continue as a going concern, the Company must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide it with additional liquidity.  The Company’s ability to do so will depend on numerous factors, some of which are beyond its control.  For example, the urgency of the Company’s liquidity situation may require it to pursue such a transaction at an inopportune time when the Company has little or no negotiating leverage.  Moreover, the Company’s ability to successfully implement, and the cost of, any such transaction will depend on numerous factors, including:

•                  demand and prices for natural gas and oil;

•                  general economic conditions;

•                  strength of the credit and capital markets;

•                  the Company’s ability to successfully execute its operational strategies, and its operating and financial performance;

•                  the Company’s ability to comply with its debt and equity instruments and to cure or obtain a waiver of any non-compliance;

•                  the Company’s stock price, and the ability of its common stock to remain traded on the OTCQB Marketplace;

•                  the Company’s ability to remain in compliance with its operational agreements, including its gas processing, gathering and transportation agreements;

•                  the Company’s counterparties refraining from exercising any remedies available as a result of the determination that the Company is insolvent or unable to perform in accordance with the contract;

•                  the Company’s ability to maintain relationships with its suppliers, customers, employees, stockholders and other third parties; and

•                  market uncertainty in connection with the Company’s ability to continue as a going concern as well as investor confidence in the Company.

The Company has engaged Stephens, Inc., a financial advisor, to assist it in evaluating potential strategic alternatives, including a sale of the Company or all of its assets. It is possible these strategic alternatives will require the Company to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  If the Company is unable to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance the business before the end of the second quarter of 2013, it will not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations), the Company will not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, because the Company has not paid the April 5, 2013 interest payment on its outstanding 2015 Notes within the 30-day cure period, an event of default has occurred under the Indenture, which could result in the filing of an involuntary petition for bankruptcy against the Company.

A bankruptcy filing by or against the Company would subject its business and operations to various risks, including but not limited to, the following:

•                  a bankruptcy filing by or against the Company may adversely affect its business prospects, including its ability to continue to obtain and maintain the contracts necessary to operate its business on competitive terms;

•                  a bankruptcy filing by or against the Company may cause an additional event of default under the Indenture;

•                  certain provisions in the Company’s operating agreements may be triggered such that it would be deemed to have resigned as operator or the agreements may be terminated by the other party;

•                  the Company may be unable to retain and motivate key executives and employees through the process of reorganization, and it may have difficulty attracting new employees;

•                  there can be no assurance as to the Company’s ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•                  there can be no assurance that the Company will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and its creditors, equity holders and other parties in interest; and

•                  the value of the Company’s common stock could be reduced to zero.

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

The Company cannot provide any assurances that it will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Furthermore, the Company’s cash management strategy, if successful, may limit certain of its initiatives, including its ability to successfully execute its strategic alternatives.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Gasco and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $8,807 and $8,637 of internal costs during the three months ended March 31, 2013 and 2012, respectively.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company charges a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from such marketing activities of $30,898 and $5,513 was recorded as an adjustment to proved properties during the three months ended March 31, 2013 and 2012, respectively. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Please see Note 4 — Asset Sales, herein.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (i) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (ii) estimated future development costs to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $31,888,960 as of March 31, 2013, are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. If a determination is made that acreage will be expiring or that the Company does not plan to develop some of the acreage that is no longer considered to be prospective, an impairment of the acreage is recorded by reclassifying the costs to the full cost pool. The value of these acres for the purpose of recording the impairment is estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by the Company. This per acre estimate is then applied to the acres that the Company does not plan to develop in order to calculate the impairment. During the three months ended March 31, 2013, the Company reclassified approximately $38,000 of acreage costs in California into proved property. This acreage represents the value of leases that expired during the first quarter of 2013.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (i) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (ii) the cost of properties not being amortized, if any; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (iv) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended as of the last day of the period to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of March 31, 2012, the full cost pool exceeded the ceiling limitation based on the average first-day-of-the-month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012. Therefore, impairment expense of $4,300,000 was recorded during the three months ended March 31, 2012.  No impairment expense related to the Company’s oil and gas properties was recorded during the three months ended March 31, 2013.

Facilities and Equipment

The Company’s oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net expense attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $9,665 and $15,834 during the three months ended March 31, 2013 and 2012, respectively.

Commodity Derivatives

From time to time, the Company has used commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited condensed consolidated balance sheets. The Company’s management has historically decided not to use hedge accounting under the accounting guidance for commodity derivatives and therefore, the changes in fair value are recognized in earnings. See Note 6 — Derivatives, herein.

Warrants

On June 15, 2011, the Company issued warrants (“June Warrants”) to purchase 18,750,000 shares of common stock and on August 3, 2011, the Company issued warrants (“August Warrants” and collectively with the June Warrants, “Warrants”) to purchase 11,500,000 shares of common stock. The Warrants are exercisable immediately for a term of sixty months, beginning at issuance, at an initial exercise price of $0.35 per share; however, the exercise price and number of shares of common stock issuable on exercise of the Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  If the Company makes a distribution of its assets to all of its stockholders, holders of the Warrants may be entitled to participate. In the event of a Fundamental Transaction (as defined in the Warrants), at the election of a holder of a Warrant, the Company may be required to purchase the holder’s Warrant for cash in an amount equal to the value of the remaining unexercised portion of the Warrant.  As a result, the Warrants are accounted for as a liability on the Company’s consolidated balance sheets with changes in their fair value reported in earnings. Subject to certain exceptions, if the average of the daily volume weighted-average price of a share of common stock for some period of time equals or exceeds 200% of the initial exercise price of the Warrants, and if at the time of such measurement the Equity Conditions (as defined in the Warrants) are satisfied, then the Company may, subject to certain conditions, require the holders of the Warrants to exercise.

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

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended March 31,
	2013	2012

Balance beginning of period	$815,660	$1,226,796
Liabilities incurred	2,338	—
Property dispositions	—	(493,178)
Accretion expense	18,879	27,974
Balance end of period	$836,877	$761,592

See Note 4 — Asset Sales, herein, for discussion of property dispositions.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2013, the off-balance sheet arrangements and transactions that the Company had entered into included operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. See Note 7 — Gas Processing Agreements, herein, for additional discussion regarding certain gas transportation and processing agreements.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income as adjusted for earnings allocated to participating securities by the diluted weighted-average common shares outstanding.  Potentially dilutive securities for the diluted earnings per share calculation consist of (i) unvested shares of restricted common stock, (ii) in-the-money outstanding options and Warrants to purchase shares of common stock, (iii) outstanding shares of Series C Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), which are convertible into shares of common stock, and (iv) the Company’s outstanding 2015 Notes, which are convertible into shares of Preferred Stock and common stock.

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

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. Basic and diluted net loss per share was the same for the three months ended March 31, 2013 and 2012.

The following shares were excluded from the computation of diluted loss per common share as they did not have a dilutive effect.

	For the Three Months Ended March 31,
	2013	2012
Shares related to:
2015 Notes	75,280,000	75,280,000
Preferred Stock	30,344,173	30,344,173
Common stock options	8,784,533	8,839,468
Warrants	30,250,000	30,250,000
Unvested restricted common stock	316,000	182,100

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

The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments, estimates used in stock-based compensation calculations and impairments to unproved property and to proved oil and gas properties

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss for the period presented.

NOTE 4 — ASSET SALES

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

Of Wapiti’s $30.0 million funding commitment, $15.0 million will be paid on behalf of the Company, and the Company has agreed to provide an additional $7.5 million of drilling and completion costs. Accordingly, the total program will be $37.5 million. If the Company is not able to pay its share of the above costs, it may lose certain rights granted under the Development Agreement and related operating agreements, including the right to continue as operator or contract operator of the properties, the right to make proposals or elect to participate in operations under the Development Agreement or any operating agreement, the right to call, attend and vote at meetings of the Operating Committee (as defined below), the right to transfer its interest in the properties and the joint venture, the right to acquire Wapiti’s interest in the properties under the right of first offer provisions of the Development Agreement and the right to acquire its pro rata share of additional properties acquired by Wapiti within the area of mutual interest identified in the Development Agreement. We have not incurred any costs to date and there is substantial doubt regarding our ability to fund our share of the drilling and completion costs.

The drilling and completion program will continue until Wapiti’s funding commitment has been fully expended or for a shorter period if the Operating Committee votes to cease the drilling program after Wapiti has expended $10.0 million on drilling and completion costs related to the program wells (the “Drilling Term”).

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

Subject to the terms of the Development Agreement, the Company will manage the operations contemplated by the drilling program.  Except for the subject assets that are already subject to joint operating agreements with third parties, the operation of (i) a portion of the subject assets will be subject to an agreed upon joint operating agreement (a “JOA”), which names Gasco Production Company as operator of record, and (ii) the remaining portion of the subject assets will be subject to an agreed upon JOA, which names Wapiti as operator of record. Gasco Production Company and Wapiti also entered into a contract operating agreement naming Gasco Production Company as contract operator with respect to the portion of the subject assets for which Wapiti is named as operator of record.  However, to the extent that Gasco Production Company, as operator under these agreements, becomes insolvent, bankrupt or is placed into receivership, it will be deemed to have resigned as operator or Wapiti may have a termination right.  The Company and Wapiti have formed an Operating Committee (the “Operating Committee”) to oversee generally the drilling program and operations in the project area and to approve certain matters specified in the Development Agreement. The Operating Committee consists of two members from each of the Company and Wapiti, with the members appointed by each party having an aggregate 50% vote.

The Development Agreement contains transfer restrictions on each of the Company’s and Wapiti’s ability to transfer its respective interests in the subject assets. The Development Agreement also contains a customary area of mutual interest provision covering the Project Area. With certain limited exceptions, the Development Agreement will remain in effect during the Drilling Term; however, after the six-month anniversary of the end of the Drilling Term, the Development Agreement may be terminated by either the Company or Wapiti upon six months’ advance notice.

Due to low natural gas prices and permitting delays, the Company did not drill any natural gas wells in Utah from the closing of the Uinta Basin Transaction through the end of the first quarter of 2013.

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

The sale of the proved property in the Uinta Basin Transaction was recorded by recognizing a gain of $2,567,574 rather than recording a credit to the full cost pool for the proceeds because this method would have significantly altered the relationship between capitalized costs and the proved reserves attributable to the cost center.

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

The following unaudited pro forma information is presented as if the Uinta Basin Transaction had an effective date of January 1, 2012, and is not necessarily indicative of either future results of operations or results that might have been achieved had the transaction been consummated as of January 1, 2012. The pro forma results for the three months ended March 31, 2013 were the same as the actual results and are not included in the table below.

Three Months Ended March 31, 2012

Revenue as reported	$3,180,267
Less: revenue from the Uinta Basin Transaction	(1,206,145)
Pro forma revenue	$1,974,122

Net loss as reported	$(5,058,144)
Less: operating loss resulting from the Uinta Basin Transaction	(2,390,235)
Pro forma net loss	$(2,667,909)

Net loss per share — basic and diluted as reported	$(0.03)
Less net loss per share — from the Uinta Basin Transaction	(0.01)
Pro forma net loss income per share — basic and diluted	$(0.02)

NOTE 5 - CONVERTIBLE SENIOR NOTES

As of March 31, 2013, the Company had $45,168,000 aggregate principal amount of 2015 Notes outstanding.

The 2015 Notes are governed by the Indenture and were issued on June 25, 2010 (the “Issue Date”) pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) provided by Section 4(2) and Regulation D thereunder. The 2015 Notes have a maturity date of October 5, 2015.

The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  The Company elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on its outstanding 2015 Notes.  The 2015 Notes require the Company to pay interest on overdue interest payments at a rate of 7.5% per annum.   As of May 15, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $1,528,498.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because the Company did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest.  As of May 15, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $46,696,498.  The Company has not received any notice of acceleration of the 2015 Notes as of May 14, 2013 and is engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture.

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

The 2015 Indenture contains usual and customary covenants limiting the Company’s ability to incur additional indebtedness, with certain exceptions, or liens on its property or assets, restricting its ability to make dividends or other distributions, requiring its domestic subsidiaries to guarantee the 2015 Notes, requiring it to use commercially reasonable efforts to cause the shares of common stock that may be issued upon conversion of the 2015 Notes and the Preferred Stock to remain listed on a national securities exchange or automated quotation system, and requiring it to use reasonable best efforts to obtain stockholder approval for the issuance of shares of common stock upon conversion of the 2015 Notes and upon conversion of any shares of Preferred Stock issuable upon conversion of the 2015 Notes.

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

The debt discount that was recognized in connection with the 2015 Notes is being accreted to interest expense under the effective interest method at a rate of 26.3%. The unamortized discount as of March 31, 2013 and December 31, 2012 was $17,349,359 and $18,530,539, respectively.

NOTE 6 — DERIVATIVES

From time to time, the Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. During the first quarter of 2013, the Company did not have any commodity derivative contracts, and during the first quarter of 2012, the Company’s natural gas derivative instruments consisted of one costless collar agreement for production from January 1, 2012 through December 31, 2012. During June 2012, the Company monetized this contract for net proceeds of $677,868. Prior to the monetization, the costless collar contained a fixed floor price (purchase put) and ceiling price (written call). The Company received the difference between the published index price and the floor price if the index price was below the floor price. The Company paid the difference between the ceiling price and the index price only if the index price was above the ceiling price. If the index price was between the ceiling and the floor prices, no amounts were paid or received.

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

The following table details the fair value of the derivatives recorded in the unaudited condensed consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	March 31, 2013	December 31, 2012

Warrant derivatives	Noncurrent liabilities	$302,500	$907,500

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Realized gains on commodity instruments	$—	$286,420
Change in fair value of commodity instruments	—	196,713
Change in fair value of warrant derivatives	605,000	(720,000)
Total realized and unrealized gains recorded	$605,000	$(236,867)

These realized and unrealized gains and losses are recorded in the accompanying unaudited condensed consolidated statements of operations as derivative gains (losses).

NOTE 7 — GAS PROCESSING AGREEMENTS

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

The primary term of the Chipeta Processing Agreement is ten years, beginning after the in-service date of a 300 MMcf/d cryogenic processing facility that was built and placed in service on February 7, 2013. The primary term will be extended for one-year terms unless terminated by either party giving 180 days’ notice prior to the expiration of the then-current term.

Pursuant to the Chipeta Processing Agreement, the Company reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  The Company agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  Under the agreement, the Company committed to deliver, on average, at least 90% of its contracted cryogenic capacity of 25,000 Mcf/d (the “Minimum Daily Quantity”) during each monthly accounting period. Following the first twelve monthly accounting periods, Chipeta may determine whether the Company failed to deliver equal to or greater than the Minimum Daily Quantity multiplied by the number of days in the annual accounting period.  If the Company delivered less than the quantity it committed to deliver, it would be required to pay a deficiency payment equal to the contracted cryogenic processing fee multiplied by the deficient quantity. In addition, to the extent that Chipeta has reasonable grounds for uncertainty regarding the performance of our obligations under the agreement, including a material change in the Company’s creditworthiness, Chipeta may sell the Company’s natural gas and apply amounts received against any amounts owed to Chipeta, set off any amount owed to the Company against amounts owed to Chipeta or cease processing our natural gas until the Company’s account is current, with interest.  Chipeta may also demand adequate assurance of performance from the Company, which may be in the form of a standby irrevocable letter of credit, prepayment or performance bond or guaranty.

Historically, the Company’s natural gas production had been gathered and processed by Monarch Natural Gas, LLC (“Monarch”) pursuant to the Gas Gathering and Processing Agreement, effective March 1, 2010, between Monarch and the Company (the “Monarch Processing Agreement”). On March 22, 2012, the Company entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch in which Monarch agreed to, among other things, (a) release and waive its rights to process the first 50,000 MMBtu/day of the Company’s gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of the Company’s reserves in excess of the Excluded Production.  The Excluded Production may be reduced if the Company fails to meet certain drilling investment targets.  The Company is committed to deliver to Monarch for gathering a minimum of 25,000 Mcf/day and it is obligated to pay for any shortfall following the end of each quarterly period, measured by the shortfall quantity for the quarter multiplied by the then-current gathering and processing fees under the agreement.

The Company has also entered into the Questar Wet Line Agreement (the “QPC Transportation Agreement”), dated September 20, 2011, with Questar Pipeline Company (“QPC”), pursuant to which the Company agreed to enter into separate transportation services agreements for firm transportation services. The Company is currently committed to deliver to QPC for transportation services a minimum of 25,000 MMBtu/day.

These contracts expire at various dates through 2023 and the Company will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. These amounts are owed regardless of whether the Company delivers any natural gas quantities to the applicable parties. As described in Note 2 — Going Concern, herein, there is substantial doubt regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations. If the Company is unable to fund additional drilling projects, and based on its March 31, 2013 reserve estimates, assuming no future drilling and constant gas prices, it estimates that it could have a possible aggregate minimum production shortfall of approximately 48,000 MMcf valued at approximately $33 million on an undiscounted gross basis. The Company accrued $56,000 in shortfall commitments during the three months ended March 31, 2013.

The Company is considering several alternatives to mitigate the estimated production shortfall such as the sale of its firm commitment positions, seeking relief from the firm commitments because of permitting delays in the area and the purchase of production quantities to meet its minimum production requirements. Also, future increases in gas prices would increase the related reserve estimates and reduce the possible shortfalls. However, there is no assurance that the Company will be successful in accomplishing these actions should there be a shortfall. Accordingly, the Company has not accrued the future possible obligation as of March 31, 2013 as it is not probable or reasonably estimable.

NOTE 8 — STOCK-BASED COMPENSATION

As of March 31, 2013, the Company has outstanding common stock options and restricted stock issued under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period. The expense recognized over the service period includes an estimate of the awards that will be forfeited; however, the Company assumes no forfeitures for employee awards based on its historical forfeiture experience. During the year ended December 31, 2012 and through January 2013, the Company also had outstanding SARs which were accounted for as liability-based awards and accordingly, the Company recognized the fair value of the vested SARs each reporting period. The fair value of stock options and SARs is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair value of the stock on the date of grant.

During the three months ended March 31, 2012, the Company accounted for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to unvested stock options issued to non-employees was recalculated at the end of each reporting period based upon the fair value on that date. There were no stock compensation arrangements with non-employees during the first quarter of 2013.

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2013	2012

Employee compensation	$52,282	$63,960
Consultant compensation	—	(3,755)
Total stock-based compensation	52,282	60,205
Less: consultant compensation expense capitalized as proved property	—	200
Stock-based compensation expense	$52,282	$60,005

Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from January 1, 2013 through March 31, 2013:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	9,506,943	$1.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(722,410)	$0.59
Outstanding at March 31, 2013	8,784,533	$1.12
Exercisable at March 31, 2013	7,095,531	$1.34

The following table summarizes information related to the outstanding and vested options as of March 31, 2013:

	Outstanding Options	Vested Options
Number of shares	8,784,533	7,095,531
Weighted-Average Remaining Contractual Life	2.6 years	2.2 years
Weighted-Average Exercise Price	$1.12	$1.34
Aggregate intrinsic value	—	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the fair value of the Company’s common stock of $0.04 as of March 31, 2013, which would have been received by the option holders had they exercised their options as of that date.

The Company settles employee stock option exercises with newly issued common shares.

As of March 31, 2013, there is $199,160 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2.2 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2013 through March 31, 2013:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	336,000	$0.22
Granted	—	—
Vested	20,000	$0.18
Forfeited	—	—
Outstanding at March 31, 2013	316,000	$0.23

As of March 31, 2013, there is $54,428 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 2.2 years.

SARs

Effective October 1, 2011, the Company’s non-employee directors agreed to reduce their monthly compensation and in exchange, on October 5, 2011, the Company granted SARs related to a total of 500,000 shares of the Company’s common stock to these directors. As of December 31, 2011, the SARs were recorded as a liability of $10,924. The SARs provided the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) the fair market value of one share of common stock on the date of exercise, over (ii) $0.25, which was an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised (“Appreciation Amount”). The SARs vested on January 31, 2012 and were automatically exercised on February 1, 2012. The fair market value of the common stock on the date of exercise was below $0.25 per share and therefore the Appreciation Amount was zero and no cash payment was made.

Effective February 28, 2012, the Company granted another SARs award related to a total of 1,000,000 shares of its common stock to its non-employee directors.  As of December 31, 2012, the liability for the SARs was approximately zero. The SARs provided the right to receive a lump sum cash payment equal to the value of the product of (a) the excess of (i) (A) the fair market value of one share of common stock on the date of exercise or (B) $2.00, whichever was  less, over (ii) $0.30, which was an amount greater than the closing price of a share of common stock on the date of grant, multiplied by (b) the number of shares as to which an award has been exercised. The SARs vested on January 31, 2013 and were automatically exercised on February 1, 2013. The fair market value of the common stock on the date of exercise was below $0.25 per share and therefore the Appreciation Amount was zero and no cash payment was made.

NOTE 9 — CREDIT FACILITY

The Company’s prior $250 million revolving credit facility matured on June 29, 2012 and was repaid in full.

While the Company has attempted to secure a replacement facility, as of the date of this Form 10-Q, it has been unable to do so on acceptable terms and is no longer actively in discussions to obtain a replacement facility.  There can be no assurance that the Company will be able to adequately finance its operations or execute its existing short-term and long-term business plans, and its liquidity and results of operations are likely to be materially adversely affected if the Company is unable to generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide it with additional liquidity.  See Note 2 — Going Concern, herein.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2013
Liabilities:
Warrant derivatives	$—	$—	$302,500	$302,500

December 31, 2012
Liabilities:
Warrant derivatives	$—	$—	$907,500	$907,500

As of March 31, 2013, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. The valuation policies are determined by the Chief Accounting Officer and are approved by the Chief Executive Officer. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the Chief Accounting Officer and the Chief Executive Officer update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions, particularly since the trading price of the Company’s common stock has a high-historical volatility. With all other factors remaining constant as of March 31, 2013:

(i)             the warrant derivative liability would remain unchanged if the trading price of Gasco’s common stock was reduced to zero, and would increase by approximately $1.8 million for a $0.10 increase in the trading price of its common stock; and

(ii)          the warrant derivative liability would remain unchanged with a 10% decrease in the volatility rate and would increase by approximately $302,500 with a 10% increase in the volatility rate.

A summary of the Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/12	30,250,000	$0.35	40.0 months
Warrants issued	—		—
Warrants outstanding as of 3/31/13	30,250,000	$0.35	39.0 months

The significant assumptions used in the valuation of the warrant derivative liability as of March 31, 2013 are as follows:

Exercise price	$0.35 per share
Volatility	105%
Remaining Term of Warrants	38 - 40 months
Risk-free interest rate	1% - 2%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	2013	2012

Balance as of January 1,	$(907,500)	$(4,235,000)
Total gains (losses) (realized or unrealized):
Included in earnings	605,000	(720,000)
Included in other comprehensive income	—	—
Issuances	—	—
Settlements	—	—
Transfers in and out of Level 3	—	—
Balance as of March 31,	$(302,500)	$(4,955,000)
Change in unrealized gains included in earnings relating to instruments still held as of March 31,	$605,000	$(720,000)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The estimated fair value of the 2015 Notes of $28,216,679 and $28,833,000 as of March 31, 2013 and December 31, 2012, respectively, was determined using the income valuation technique and option pricing model. This valuation is classified as a Level 3 in the fair value hierarchy as it relies primarily on unobservable pricing inputs.

NOTE 11 - STATEMENTS OF CASH FLOWS

During the three months ended March 31, 2013, the Company’s non-cash investing and financing activities consisted of the following transaction:

•                  Additions to oil and gas properties included in accounts payable of $60,000.

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

•                  Conversion of 89,935 shares of Preferred Stock into 5,766,667 shares of common stock.

•                  Additions to oil and gas properties included in accounts payable of $50,000.

Cash paid for interest during the three months ended March 31, 2012 was $109,630. There was no cash paid for interest during the three months ended March 31, 2013 and no cash was paid for income taxes during the three months ended March 31, 2013 and 2012.

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

Clean Water Act Compliance Order Matter

On October 3, 2011, the Company received a compliance order from the United States Environmental Protection Agency (the “EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that the Company violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: (i) once when it constructed an access road to a future well location in either 2004 or 2005 and (ii) once when it constructed an access road and a well pad in 2007 or 2008.  The compliance order directs the Company to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that the Company plug and abandon the well alleged to have been installed in a wetlands area.  The compliance order does not seek any civil penalties for the alleged violations.  The Company disagrees with some of the factual contentions in the compliance order, and it has had a number of discussions with the EPA concerning the order.  However, it has been unable to negotiate a successful resolution of the alleged violations with the EPA, and as a result, it filed a lawsuit in federal district court in the District of Colorado on June 25, 2012.  The lawsuit seeks judicial review of the compliance order, specifically review of the EPA’s contention that the affected areas are wetlands, or if they are wetlands, whether they are wetlands that are subject to federal regulatory jurisdiction under the Clean Water Act.  On September 5, 2012, the EPA, represented by the U.S. Department of Justice (“DOJ”), answered, and the United States separately counterclaimed for an injunction seeking substantially the same relief that the EPA seeks in the compliance order but also requested civil penalties for each day of alleged discharges of fill material and each day of alleged violation of the compliance order.  The Company has answered the EPA’s counterclaim.  In late January 2013, pursuant to a Scheduling Order before the court, the Company submitted a brief in support of its claims under the original suit filed in June 2012.  Notwithstanding the current Scheduling Order before the court, it is unclear to us whether our original claim or the DOJ’s counterclaim ultimately will be tried first, or whether they might even be tried concurrently.

NEPA Suit

In June 2012, the U.S. Bureau of Land Management (“BLM”) signed and issued a Record of Decision (“ROD”) on the Environmental Impact Statement (“EIS”) that authorizes the development of the Company’s Uinta Basin field upon federal lands in Duchesne and Uintah Counties, Utah.  This field includes the Company’s core Riverbend Project.  However on January 18, 2013, certain non-governmental environmental organizations, including the Southern Utah Wilderness Alliance (“SUWA”), filed a suit against the BLM, challenging the ROD issued by that agency.  In its complaint, SUWA alleges that the BLM failed to comply with the requirements of the National Environmental Policy Act and its implementing regulations.  SUWA was seeking, among other things, that the ROD and EIS be set aside, the effect of which would void the BLM’s authorization for the Company to proceed with its planned project. Only recently, on February 13, 2013, SUWA voluntarily submitted notice of dismissal of the suit to the District Court. Because SUWA voluntarily withdrew its suit, it has the opportunity to refile the suit at a later date. Whether SUWA will refile this suit at a later date is currently unknown to the Company.

Hat Creek Settlement

In February 2013, the Company settled a claim with one of its working interest owners, Hat Creek Energy LLC (“Hat Creek”), in connection with a well that was operated by the Company and owned by both parties. Hat Creek filed the claim on April 2, 2012 in the Denver District Court, alleging that Hat Creek did not consent to certain reworking operations performed by the Company in violation of the joint operating agreement, and that Hat Creek’s working interest in the well was impaired as a result.  Hat Creek sought damages of not less than $200,000, and the Company sought counterclaim damages for receivables owed by Hat Creek and for the reworking costs.  The Company settled this claim for $307,000 consisting of a $160,000 cash payment to Hat Creek and the forgiveness of $147,000 in accounts receivable owed to the Company by Hat Creek. In addition, the settlement provides that the Company will receive Hat Creek’s ownership interest in the well.  The final settlement was accrued as of December 31, 2012.

NOTE 13 — GUARANTOR SUBSIDIARIES

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

NOTE 14 — SUBSEQUENT EVENT

On May 10, 2013, W. King Grant, the Company’s former President, Chief Executive Officer and director, notified the Board of Directors (the “Board”) of his intention to resign from the Board, effective as of May 10, 2013, and to resign as President and Chief Executive Officer, effective as of May 13, 2013. Mr. Grant’s resignation was not related to any disagreement with the other members of management or the Board.

Also on May 10, 2013, Richard S. Langdon was appointed by the Board to assume the role of interim President and Chief Executive Officer, effective as of May 14, 2013. Mr. Langdon has been a director of the Company since March 2003.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of factors that could affect the outcome of forward-looking statements used herein.

Overview

We are a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. Our principal business strategy is to generate and develop high-potential exploitation resources in these areas. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. We are currently focusing our operational efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Green River, Wasatch, Mesaverde, Blackhawk, Mancos, Dakota and Morrison formations.

Recent Developments

Outlook

Due to the significant extended decline in the natural gas market and sustained low natural gas prices in recent years caused by excess production and stagnant growth in the demand for natural gas, we have not been able to recover our exploration and development costs as anticipated.  As such, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital, including debt payment obligations, through the second quarter of 2013.  We have not allocated any amounts to the 2013 capital budget.  Our prior revolving credit facility matured in June 2012, at which time we repaid all of the outstanding borrowings thereunder. While we have attempted to secure a replacement facility, we have been unable to do so on acceptable terms and are no longer actively in discussions to obtain a replacement facility.  There can be no assurance that we will be able to adequately finance our operations or execute our existing short-term and long-term business plans, and our liquidity and results of operations are likely to be materially adversely affected if we are unable to generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity.  We have engaged Stephens, Inc., a financial advisor, to assist us in evaluating such potential strategic alternatives, including a sale of the Company or all of our assets. It is possible these strategic alternatives will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, because we have not paid the April 5, 2013 interest payment on our outstanding 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) within the 30-day cure period, an event of default has occurred under the indenture governing the 2015 Notes (the “Indenture”), which could result in the filing of an involuntary petition for bankruptcy against us. These factors raise substantial doubt about our ability to continue as a going concern.  For additional information regarding our current liquidity situation, please see “Liquidity and Capital Resources” below.

Resignation of Chief Executive Officer

On May 10, 2013, W. King Grant, our former President, Chief Executive Officer and director, notified our Board of Directors (the “Board”) of his intention to resign from the Board, effective as of May 10, 2013, and to resign as President and Chief Executive Officer, effective as of May 13, 2013. Mr. Grant’s resignation was not related to any disagreement with the other members of management or the Board.

Also on May 10, 2013, Richard S. Langdon was appointed by the Board to assume the role of interim President and Chief Executive Officer, effective as of May 14, 2013. Mr. Langdon has been a director of the Company since March 2003.  Please see Part II, Item 5 “Other Information” herein for additional information regarding Mr. Grant’s resignation and Mr. Langdon’s appointment as interim President and Chief Executive Officer.

NYSE MKT LLC Delisting

On March 27, 2013, we received notice from the NYSE MKT LLC (the “Exchange”) indicating that after a careful review of the plan that we submitted to regain compliance with the Exchange’s continued listing standards and publicly available information, the Exchange had determined that we had not made a reasonable demonstration of our ability to regain compliance with the Exchange’s continued listing standards and that the Exchange intended to initiate delisting proceedings against us by filing a delisting application with the Securities and Exchange Commission (“SEC”).  We originally intended to appeal the Exchange’s determination, but subsequently determined not to proceed with such an appeal and notified the Exchange of our decision on April 23, 2013.  Accordingly, trading of our common stock on the Exchange was suspended at the opening of business on April 26, 2013 and the Exchange has delisted our common stock.  Our common stock immediately became eligible to trade on the OTCQB Marketplace on April 26, 2013, and is currently trading thereon under the ticker symbol “GSXN.”

5.5% Convertible Senior Notes due 2012

As of March 31, 2013, we had $45,168,000 aggregate principal amount of our 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes. The 2015 Notes require us to pay interest on overdue interest payments at a rate of 7.5% per annum.   As of May [15], 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $1,528,498.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest.  As of May 15, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $46,696,498.  We have not received any notice of acceleration of the 2015 Notes as of May 14, 2013 and are engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture.

Litigation Settlement

In February 2013, we settled a claim with one of our working interest owners, Hat Creek Energy LLC (“Hat Creek”), in connection with a well that we operated and was owned by both parties. Hat Creek filed the claim on April 2, 2012 in the Denver District Court, alleging that Hat Creek did not consent to certain reworking operations performed by us in violation of the joint operating agreement, and that Hat Creek’s working interest in the well was impaired as a result.  Hat Creek sought damages of not less than $200,000, and we sought counterclaim damages for receivables owed by Hat Creek and for the reworking costs.  We settled this claim for $307,000 consisting of a $160,000 cash payment to Hat Creek and the forgiveness of $147,000 in accounts receivable owed to the Company by Hat Creek. In addition, the settlement provides that we will receive Hat Creek’s ownership interest in the well.  The final settlement was accrued in December 31, 2012 financial statements.

Green River Horizontal Well

During the first quarter 2013, we participated in an outside-operated horizontal well (7.14% working interest/6.07% net revenue interest) that successfully tested productive potential of the oil-prone basal Uteland Butte member of the Green River Formation in the Uinta Basin.  The well reached total depth in 21 days with a 4,300 foot lateral length (9,772 feet total measured depth).  The well had an initial 24-hour gross production rate of 221 barrels of oil equivalent per day (BOE/d) (13.4 BOE/d net) and has gross cumulative production of 4,011 BOE (243 BOE net) in the first 21 days that it has been online (191 BOE/d gross average).  The well is currently producing almost 100% oil, having cumulative gross production of 842 thousand cubic feet of natural gas in the 21-day period.  It is still too early in the life of the well to estimate ultimate recovery.

Given the initial success of this Green River test well, we believe that we have approximately 70 gross potential horizontal locations or about 150 gross vertical basal Uteland Butte member oil well locations in our Riverbend Project leasehold.  Horizontal location estimates are based upon 160-acre spacing in which we have the full 160-acre position.  The vertical location estimate includes acreage in which we do not have the full 160-acre position.

California Project — Antelope Valley Trend

Our partner in the Antelope Valley Trend is currently permitting three locations.  We will be carried for a 20% working interest in the first earning well.  Based on current permit processing, it is anticipated that the well is still on schedule to be spud by July 1, 2013.

Gas Processing Agreements

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

The primary term of the Chipeta Processing Agreement is ten years, beginning after the in-service date of a 300 MMcf/d cryogenic processing facility that was built and placed in service on February 7, 2013. The primary term will be extended for one-year terms unless terminated by either party giving 180 days’ notice prior to the expiration of the then-current term.

Pursuant to the Chipeta Processing Agreement, we reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  We agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  Under the agreement, we committed to deliver, on average, at least 90% of our contracted cryogenic capacity of 25,000 Mcf/d (the “Minimum Daily Quantity”) during each monthly accounting period. Following the first twelve monthly accounting periods, Chipeta may determine whether we failed to deliver equal to or greater than the Minimum Daily Quantity multiplied by the number of days in the annual accounting period.  If we delivered less than the quantity we committed to deliver, we would be required to pay a deficiency payment equal to the contracted cryogenic processing fee multiplied by the deficient quantity. In addition, to the extent that Chipeta has reasonable grounds for uncertainty regarding the performance of our obligations under the agreement, including a material change in our creditworthiness, Chipeta may sell our natural gas and apply amounts received against any amounts we owe to Chipeta, set off any amount owed to us against amounts owed to Chipeta or cease processing our natural gas until our account is current, with interest.  Chipeta may also demand adequate assurance of performance from us, which may be in the form of a standby irrevocable letter of credit, prepayment or performance bond or guaranty.

Historically, our natural gas production had been gathered and processed by Monarch Natural Gas, LLC (“Monarch”) pursuant to the Gas Gathering and Processing Agreement, effective March 1, 2010, with Monarch (the “Monarch Processing Agreement”). On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch in which Monarch agreed to, among other things, (a) release and waive its rights to process the first 50,000 MMBtu/day of our gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The Excluded Production may be reduced if we fail to meet certain drilling investment targets.  We are committed to deliver to Monarch for gathering a minimum of 25,000 Mcf/day and are obligated to pay for any shortfall following the end of each quarterly period, measured by the shortfall quantity for the quarter multiplied by the then-current gathering and processing fees under the agreement.

We have also entered into the Questar Wet Line Agreement (the “QPC Transportation Agreement”), dated September 20, 2011, with Questar Pipeline Company (“QPC”), pursuant to which we agreed to enter into separate transportation services agreements for firm transportation services. We are currently committed to deliver to QPC for transportation services a minimum of 25,000 MMBtu/day.

These contracts expire at various dates through 2023 and we will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. These amounts are owed regardless of whether we deliver any natural gas quantities to the applicable parties. As discussed above, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations. If we are unable to fund additional drilling projects, and based on our March 31, 2013 reserve estimates, assuming no future drilling and constant gas prices, we estimate that we could have a possible aggregate minimum production shortfall of approximately 48,000 MMcf valued at approximately $33 million on an undiscounted gross basis. Shortfall commitments of $56,000 during the three months ended March 31, 2013 were accrued in the accompanying unaudited condensed consolidated financial statements.

We are considering several alternatives to mitigate the estimated production shortfall such as the sale of our firm commitment positions, seeking relief from the firm commitments because of permitting delays in the area and the purchase of production quantities to meet our minimum production requirements. Also, future increases in gas prices would increase the related reserve estimates and reduce the possible shortfalls. However, there is no assurance that we will be successful in accomplishing these actions should there be a shortfall. Accordingly, we have not accrued the possible future obligation as of March 31, 2013 as it is not probable or reasonably estimable.

Oil and Gas Production Summary

The following table presents our production and price information during the three months ended March 31, 2013 and 2012. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended March 31,		Year over Year Change
	2013	2012	Amount	Percentage

Natural gas production (Mcf)	423,015	831,767	(408,752)	(49)%
Average sales price per Mcf	$3.38	$2.77	$0.61	22%

Oil production (Bbl)	5,487	9,885	(4,398)	(44)%
Average sales price per Bbl	$79.21	$88.26	$(9.05)	(10)%

Production (Mcfe)	455,937	891,077	(435,140)	(49)%

Our equivalent oil and gas production decreased by 49% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in production reflects the conveyance of a 50% interest in certain of our Uinta Basin properties to our joint venture partner as part of the joint venture transaction which closed on March 22, 2012 (the “Uinta Basin Transaction”).  See Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

General

We have historically generated cash from the sale of oil and natural gas, and have relied in the past primarily on the issuance of equity, borrowings under our prior revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and leases.  For the three months ended March 31, 2013, we incurred a net loss of $1,722,159 and had negative cash flow from operations of $252,181.  As of March 31, 2013, we had an accumulated deficit of $246,530,315.

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements.  As such, the unaudited condensed consolidated financial statements  included in this Form 10-Q do not include any adjustments relating to the recoverability and classification of assets, carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

Due to the extended decline in the natural gas market and sustained low natural gas prices in recent years caused by excess production and stagnant growth in the demand for natural gas, we have not been able to recover our exploration and development costs as anticipated.  As such, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital through the second quarter of 2013.  This expectation is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of our cash management strategy discussed below, some or all of which may not prove to be correct and may result in our inability to meet cash requirements prior to the end of the second quarter of 2013.   As a result of these factors, there is substantial doubt about our ability to continue as a going concern.

In late 2012 and early 2013, we received notices from the Exchange notifying us that we did not satisfy certain continued listing standards set forth in the NYSE MKT LLC Company Guide (the “Company Guide”). Specifically, on December 6, 2012, we received a notice from the Exchange indicating that we did not satisfy the continued listing standards of the Exchange set forth in Section 1003(f)(v) of the Company Guide because our common stock had traded at a low price per share for a substantial period of time.  In the notice, the Exchange predicated our continued listing on the Exchange on our effecting a reverse stock split of our common stock by June 6, 2013. On January 11, 2013, we received a notice from the Exchange indicating that we did not satisfy the continued listing standards of the Exchange set forth in Section 1003(a)(iv) of the Company Guide, which applies if a listed company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature. In order to maintain our listing, we were required to submit a plan of compliance (a “Plan”) addressing how we intended to regain compliance with Section 1003(a)(iv) of the Company Guide by June 30, 2013.  We submitted a Plan to the Exchange on February 11, 2013.  The Plan indicated that we intended to lower costs, rationalize assets, refocus our development program toward oil and liquids, especially in the Green River Formation, and continue our California program with the potential goal of expanding the California model.  The Plan also discussed the fact that we were considering certain strategic alternatives, including debt restructuring and sales of assets.

On March 27, 2013, we received notice from the Exchange indicating that after a careful review of the Plan and publicly available information, the Exchange had determined that we had not made a reasonable demonstration of our ability to regain compliance with Section 1003(a)(iv) of the Company Guide by June 30, 2013 and that the Exchange intended to initiate delisting proceedings against us by filing a delisting application with the SEC pursuant to Section 1009(d) of the Company Guide.  We originally intended to appeal the Exchange’s determination, but subsequently determined not to proceed with such an appeal and notified the Exchange of our decision on April 23, 2013.  Accordingly, trading of our common stock on the Exchange was suspended at the opening of business on April 26, 2013 and the Exchange has delisted our common stock.  Our common stock immediately became eligible to trade on the OTCQB Marketplace on April 26, 2013, and is currently trading thereon under the ticker symbol “GSXN.”

Our prior revolving credit facility matured on June 29, 2012, and as of the date of this Form 10-Q, we have been unable to obtain a replacement facility on acceptable terms and are no longer actively in discussions to obtain a replacement facility.  Furthermore, we may not achieve profitability from operations in the near future or at all and we may continue to experience significant losses.

As of March 31, 2013, we had $45,168,000 aggregate principal amount of 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes.  The 2015 Notes require us to pay interest on overdue interest payments at a rate of 7.5% per annum.   As of May 15, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $1,528,498.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of May 15, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $46,696,498.  We have not received any notice of acceleration of the 2015 Notes as of May 14, 2013  and are engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture.

We also have firm commitment delivery obligations under our gas transportation and processing agreements.  If these commitments are not met, we may be required to make periodic deficiency payments for any shortfalls from the specified minimum volume commitments as discussed further above under “Gas Processing Agreements.”

Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospects resulting in the possible loss of our properties. This has caused us to alter our business plans, and we may be required to further reduce our exploration and development plans.  For example, we have not allocated any amounts to our 2013 capital budget.  In particular, we face uncertainties relating to our ability to fund the level of capital expenditures required for oil and gas exploration and production activities. We intend to fund our anticipated cash requirements through the second quarter of 2013 primarily through cash on hand and cash flows from operations, although we cannot provide assurances that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, our ability to execute our operations will be significantly limited, and our liquidity and results of operations will be materially adversely affected. In addition, if we receive a notice of acceleration of the 2015 Notes, we do not currently have sufficient cash or other current assets to pay the principal and accrued interest on the 2015 Notes.

To continue as a going concern, we must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity.  Our ability to do so will depend on numerous factors, some of which are beyond our control.  For example, the urgency of our liquidity situation may require us to pursue such a transaction at an inopportune time when we have little or no negotiating leverage.  Moreover, our ability to successfully implement, and the cost of, any such transaction will depend on numerous factors, including:

•                  demand and prices for natural gas and oil;

•                  general economic conditions;

•                  strength of the credit and capital markets;

•                  our ability to successfully execute our operational strategies, and our operating and financial performance;

•                  our ability to comply with our debt and equity instruments and to cure or obtain a waiver of any non-compliance;

•                  our stock price, and the ability of our common stock to remain traded on the OTCQB Marketplace;

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

We have engaged Stephens, Inc., a financial advisor, to assist us in evaluating potential strategic alternatives, including a sale of the Company or all of our assets. It is possible these strategic alternatives will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  If we are unable to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance the business before the end of the second quarter of 2013, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we will not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, because we have not paid the April 5, 2013 interest payment on our outstanding 2015 Notes within the 30-day cure period, an event of default has occurred under the Indenture, which could result in the filing of an involuntary petition for bankruptcy against us.

A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following:

•                  a bankruptcy filing by or against us may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;

•                  a bankruptcy filing by or against us may cause an additional event of default under the Indenture;

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

•                  there can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest; and

•                  the value of our common stock could be reduced to zero.

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

We cannot provide any assurances that we will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Furthermore, our cash management strategy, if successful, may limit certain of our initiatives, including our ability to successfully execute our strategic alternatives.

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012

Net cash used in operations	$(252,181)	$(512,898)
Net cash (used in) provided by investing activities	(907,575)	15,056,080
Net cash used in financing activities	—	(8,544,969)
Net (decrease) increase in cash	(1,159,756)	5,998,213

Net cash used in operations decreased by $260,717 for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in cash provided by operations was primarily due to a reduction in workover expenses during 2013 as a result of fewer projects partially offset by lower oil and gas revenue during the first quarter of 2013.

Our investing activities during the first three months of 2013 and 2012 included our development and exploration activities. The investing activity during the first three months of 2012 also included the sales proceeds from the Uinta Basin Transaction (see Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements) and the change in advances from joint interest owners.

The financing activity during the first three months of 2012 included $2.0 million in borrowings and $10,544,969 of repayments under our prior revolving credit facility.

Results of Operations

The First Quarter of 2013 Compared to the First Quarter of 2012

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Three Months Ended March 31,		Year over Year Change
	2013	2012	Amount	Percentage

Natural gas production (Mcf)	423,015	831,767	(408,752)	(49)%
Average sales price per Mcf	$3.38	$2.77	$0.61	22%
Natural gas revenue	$1,429,427	$2,307,864	$(878,437)	(38)%

Oil production (Bbl)	5,487	9,885	(4,398)	(44)%
Average sales price per Bbl	$79.21	$88.26	$(9.05)	(10)%
Oil revenue	$434,629	$872,403	$(437,774)	(50)%

Total oil and gas revenue	$1,864,056	$3,180,267	$(1,316,211)	(41)%

Equivalent production (Mcfe)	455,937	891,077	(435,140)	(49)%

The decrease in oil and gas revenue of $1,316,211 during the first quarter of 2013 compared with the first quarter of 2012 was comprised of a 49% decrease in equivalent oil and gas production and a 10% decrease in oil prices from $88.26 in 2012 to $79.21 in 2013 partially offset by a 22% increase in average gas prices. The decrease in equivalent oil and gas production was primarily due to the Uinta Basin Transaction and normal production declines. The $1,316,211 decrease in oil and gas revenue during the first quarter of 2013 represents a decrease of $1,736,597 related to the equivalent production decrease and a decrease of $89,449 related to the decrease in oil prices partially offset by an increase of $509,835 related to the increase in gas prices.

Lease Operating Expenses

The table below sets forth the details of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended March 31,		Year over Year Change
	2013	2012	Amount	Percentage

Direct operating expenses and overhead	$446,988	$913,532	$(466,544)	(51)%
Workover expense	85,613	704,639	(619,026)	(88)%
Total operating expenses	$532,601	$1,618,171	$(1,085,570)	(67)%
Operating expenses per Mcfe	$1.17	$1.82	$(0.65)	(36)%

Production and property taxes	$42,871	$69,830	$(26,959)	(39)%
Production and property taxes per Mcfe	$0.09	$0.08	$0.01	13%

Total lease operating expense	$575,472	$1,688,001	$(1,112,529)	(66)%

Total lease operating expense per Mcfe	$1.26	$1.89	$(0.63)	(33)%

Lease operating expense decreased $1,112,529 during the first quarter of 2013 compared with the first quarter of 2012. The decrease is primarily due to the conveyance of a 50% interest in certain of our properties in the Uinta Basin Transaction which closed during March 2012 and a decrease in workover expenses because of fewer projects during the first quarter of 2013.

Transportation and Processing

Transportation and processing costs of $453,344 ($0.99 per Mcfe) and $656,972 ($0.74 per Mcfe) during the three months ended March 31, 2013 and 2012, respectively, represent the costs we incurred to transport and process the gas production from our wells. The increase of $0.13 per Mcfe in these expenses during the first quarter of 2013 reflects higher transportation and processing costs related to the cryogenic processing which began in early February 2013.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion expense during the first quarters of 2013 and 2012 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to our asset retirement obligation. This expense decreased $476,955 during the first quarter of 2013 compared to the first quarter of 2012 primarily due to the decrease in the full cost pool resulting from property impairments during 2012, as discussed below, and the production decline related to the Uinta Basin Transaction during March 2012.

Impairment

As of March 31, 2012, our full cost pool exceeded the ceiling limitation based on the average, first-day-of-the-month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012. Therefore, impairment expense of $4,300,000 was recorded during the quarter ended March 31, 2012.  No impairment expense was recorded during the quarter ended March 31, 2013.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the periods presented.

	For the Three Months Ended March 31,		Year over Year Change
	2013	2012	Amount	Percentage

Total general and administrative costs	$1,295,557	$1,686,360	$(390,803)	(23)%
General and administrative costs allocated to drilling, completion and operating activities	(380,322)	(341,383)	(38,939)	(11)%
General and administrative expense	$915,235	$1,344,977	$(429,742)	(32)%
General and administrative expenses per Mcfe	$2.00	$1.51	$(0.49)	(32)%

Stock-based compensation	$52,285	$60,005	$(7,720)	(13)%
Stock-based compensation per Mcfe	$0.11	$0.07	$0.04	57%

Total general and administrative expense including stock-based compensation	$967,520	$1,404,982	$(437,462)	(31)%

Total general and administrative expense per Mcfe	$2.12	$1.58	$0.54	34%

General and administrative expense including stock-based compensation expense decreased by $437,462 during the first quarter of 2013 as compared with the first quarter of 2012 primarily due to decreased legal and consulting fees associated with the completion of the Uinta Basin Transaction during the first quarter of 2012.

Interest Expense

Interest expense increased $143,651 during the first quarter of 2013 as compared with the first quarter of 2012, primarily due to the increase in discount amortization associated with our 2015 Notes.

Derivative Gains

Derivative gains during the quarter ended March 31, 2013 represents the unrealized gains on our warrant derivative liability. Derivative losses during the quarter ended March 31, 2012 includes the unrealized losses on our warrant derivative liability as well as the realized and unrealized gains and losses on our commodity derivative instruments. The unrealized derivative gains and losses represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains and losses represent the net settlements and monetization from our commodity derivative counterparty based on each month’s settlement during the quarter.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the quarters ended March 31, 2013 and 2012 represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. See “Gas Processing Agreements” and “Liquidity and Capital Resources” above for additional discussion regarding certain gas transportation and processing agreements and our obligations thereunder.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Form 10-K for the year ended December 31, 2012.

We are exposed to a variety of market risks, including commodity price risk. We address these risks through a program of risk management which may include the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2013, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Warrant Derivative Risk

On June 15, 2011, we issued warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued warrants to purchase 11,500,000 shares of common stock, collectively referred to as the Warrants.  The Warrants have an initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 3 — Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. With all other factors remaining constant as of March 31, 2013:

(i)             the warrant derivative liability would remain unchanged if the trading price of our common stock was reduced to zero and would increase by approximately $1.8 million for a $0.10 per share increase in the trading price of our common stock; and

(ii)          the warrant derivative liability would remain unchanged for a 10% decrease in the volatility rate and would increase by approximately $302,500 for a 10% increase in the volatility rate.

Commodity Price Risk

We did not have any commodity derivative contracts outstanding during the three months ended March 31, 2013.

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

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)  under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -                               Legal Proceedings

For a discussion of our legal proceedings please see Note 12 — Legal Proceedings of the accompanying unaudited condensed consolidated financial statements.  We do not expect the outcome of the proceedings discussed therein to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A -                      Risk Factors

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”). In addition to the information below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our 2012 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2012 Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our failure to pay the April 5, 2013 interest payment on our 2015 Notes has resulted in an event of default under the Indenture governing our outstanding 2015 Notes, which could lead to the acceleration of the maturity of the 2015 Notes and/or the filing of an involuntary petition for bankruptcy against us. It is possible that our pursuit of strategic alternatives will require us to make a pre-packaged, pre-arranged or other type of bankruptcy filing.

As of March 31, 2013, we had $45,168,000 aggregate principal amount of 2015 Notes outstanding.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes.  The 2015 Notes require us to pay interest on overdue interest payments at a rate of 7.5% per annum.  As of May 14, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $1,528,498.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of May 15, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $46,696,498.  We have not received any notice of acceleration of the 2015 Notes as of May 15, 2013 and are engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture, but there can be no assurance that we will reach any agreement with the holders of the 2015 Notes.  If we were to receive an acceleration notice, the aggregate accumulated principal and interest on the 2015 Notes would become immediately due and payable and would subsequently be reclassified as a current liability. As of March 31, 2013, our total current assets of $6,286,728 would not be sufficient to repay the accelerated indebtedness under the 2015 Notes.

The terms of the Indenture provide that if an event of default occurs and is continuing, the Trustee may pursue any available remedy to collect the payment of the principal and accrued interest on the 2015 Notes or to enforce the performance of any provision of the 2015 Notes, the Indenture or the guaranty under the Indenture. An involuntary petition for bankruptcy may be filed against us if we are unable to cure the event of default or otherwise execute another strategic alternative.

In addition, we have engaged Stephens, Inc., a financial advisor, to assist us in evaluating potential strategic alternatives, including a sale of the Company or all of our assets.  It is possible these strategic alternatives will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

The delisting of our common stock from the Exchange may materially adversely affect the trading price and liquidity of our common stock as well as our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms or at all.

On March 27, 2013, we received notice from the Exchange indicating that after a careful review of the plan that we submitted to regain compliance with the Exchange’s continued listing standards and publicly available information, the Exchange had determined that we had not made a reasonable demonstration of our ability to regain compliance with the Exchange’s continued listing standards and that the Exchange intended to initiate delisting proceedings against us by filing a delisting application with the SEC.  We originally intended to appeal the Exchange’s determination, but subsequently determined not to proceed with such an appeal and notified the Exchange of our decision on April 23, 2013.  Accordingly, trading of our common stock on the Exchange was suspended at the opening of business on April 26, 2013 and the Exchange has delisted our common stock.  Our common stock immediately became eligible to trade on the OTCQB Marketplace on April 26, 2013, and is currently trading thereon under the ticker symbol “GSXN.”

The delisting of our common stock from the Exchange could result in even further reductions in our stock price, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  An investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock.  Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our success depends on our key management personnel, the loss of any of whom could disrupt our business.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management.  We recently received notice of the resignation of our former President, Chief Executive Officer and director, W. King Grant, and the Board has appointed Richard S. Langdon to assume the role of interim President and Chief Executive Officer.  For more information, see Part II, Item 5 “Other Information” herein.

The loss of Mr. Grant as our President and Chief Executive Officer, as well as the loss of services of any of our other key managers — including Mr. Decker, our Executive Vice President and Chief Operating Officer and Ms. Herald, our Vice President and Chief Accounting Officer—could have a material adverse effect on our business, financial condition and results of operations.  We have not obtained “key man” insurance for any of our management.

Item 3 -                  Defaults Upon Senior Securities

As of March 31, 2013, we had $45,168,000 aggregate principal amount of 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes.  The 2015 Notes require us to pay interest on overdue interest payments at a rate of 7.5% per annum.  As of May 15, 2013, total accumulated interest (including default interest) on the 2015 Notes equaled $1,528,498.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of May 15, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $46,696,498.  We have not received any notice of acceleration of the 2015 Notes as of May 10, 2013 and are engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture.

Item 5 -                  Other Information

On May 10, 2013, W. King Grant, our former President, Chief Executive Officer and director, notified the Board of his intention to resign from the Board, effective as of May 10, 2013, and to resign as President and Chief Executive Officer, effective as of May 13, 2013.  At the time of his resignation, Mr. Grant served on the Executive Committee of the Board. Mr. Grant’s resignation was not related to any disagreement with the other members of management or the Board. Mr. Grant will receive severance equal to one month salary plus accrued benefits. Mr. Grant’s unvested stock options and restricted stock will be cancelled and he will have 90 days to exercise the vested stock options that he currently holds.

Also on May 10, 2013, Richard S. Langdon was appointed by the Board to assume the role of interim President and Chief Executive Officer, effective as of May 14, 2013. Mr. Langdon, age 62, has served as a director and a member of the Audit Committee since March 2003. In January 2010, Mr. Langdon was appointed Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Langdon is currently the President and Chief Executive Officer of KMD Operating Company LLC, a position held since November 2011, and President and Chief Executive Officer of Sigma Energy Ventures, LLC, a position held since November 2007, each of which is a privately held exploration and production company active in California and Texas, respectively. Mr. Langdon was the President and Chief Executive Officer of Matris Exploration Company L.P., a privately held exploration and production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011. From 1997 until December 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, an NYSE listed exploration and production company acquired by Newfield Exploration in late 2002. Prior to joining EEX Corporation, Mr. Langdon was an oil and gas consultant from August 1996 to March 1997. He also held various positions with the Pennzoil Companies from 1991 through 1996, including Executive Vice President — International Marketing (Pennzoil Products Company) from June 1996 to August 1996, Senior Vice President — Business Development & Shared Services (Pennzoil Company) from January 1996 to June 1996, and Senior Vice President — Commercial & Control (Pennzoil Exploration & Production Company) from December 1991 to December 1995. Mr. Langdon is currently the Chairman of the board of directors of Constellation Energy Partners LLC, a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. Mr. Langdon holds a B.S. in Mechanical Engineering and an M.B.A. from the University of Texas at Austin.

Because Mr. Langdon is no longer deemed to be an independent director as a result of his appointment as interim President and Chief Executive Officer, Mr. Langdon has resigned from his service as Chairman of the Audit Committee and a member of the Compensation Committee.  The Board has appointed John Schmit as the new Chairman of the Audit Committee. Mr. Langdon was also appointed to join the Executive Committee of the Board.

We do not expect to enter into any written employment agreement with Mr. Langdon in connection with his appointment as interim President and Chief Executive Officer. The Board determined that during his tenure as interim President and Chief Executive Officer, Mr. Langdon will receive a fixed monthly payment of $25,000 in consideration for his services, and shall not receive any other compensation as a member of the Board.  Mr. Langdon will also be eligible to participate in the Gasco Energy, Inc. Long-Term Incentive Plan.

Item 6 -                  Exhibits

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Schema Document.

101.CAL***	XBRL Calculation Linkbase Document.

101.LAB***	XBRL Label Linkbase Document.

101.PRE***	XBRL Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

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

GASCO ENERGY, INC.

Date: May 15, 2013	By:	/s/ Peggy A. Herald
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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Schema Document.

101.CAL***	XBRL Calculation Linkbase Document.

101.LAB***	XBRL Label Linkbase Document.

101.PRE***	XBRL Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

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