Form 10-Q
period 2013-06-30
GASCO ENERGY INC
filed 2013-07-30
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of July 30, 2013:     169,749,981

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

The following are among the important factors that could cause future results to differ materially and adversely from any projected, forecasted, estimated or budgeted amounts or events that we have discussed in this report:

•                  the recent resignation of our former President, Chief Executive Officer and director, W. King Grant;

•                  our failure to make the April 5, 2013 interest payment on our outstanding convertible senior notes, which has resulted in an event of default under the indenture governing the notes and the right of the trustee or holders of at least 25% in aggregate principal amount of the notes to demand immediate and full payment of principal and accrued interest on the notes;

•                  our ability to comply with other terms and conditions of our outstanding convertible senior notes and warrants, and in the event we are unable to comply with the terms and conditions of such securities, our ability to pay any accelerated indebtedness or meet any repurchase obligations required under the governing documents for such securities;

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

•                  our ability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and our related ability to continue as a going concern;

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

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,030,031	$2,938,086
Accounts receivable
Joint interest billings	2,358,076	1,753,204
Revenue	828,141	777,567
Inventory	1,469,490	1,730,733
Prepaid expenses	57,481	153,848
Total	6,743,219	7,353,438

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	264,990,062	264,814,427
Unproved properties	32,156,446	31,486,314
Facilities and equipment	1,499,297	1,493,314
Furniture, fixtures and other	506,511	506,511
Total	299,152,316	298,300,566
Less accumulated depletion, depreciation, amortization and impairment	(253,987,568)	(253,176,523)
Total	45,164,748	45,124,043

NONCURRENT ASSETS
Deposit	551,370	531,443
Deferred financing costs	703,362	845,367
Total	1,254,732	1,376,810

TOTAL ASSETS	$53,162,699	$53,854,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $16,091,162	$29,076,838	$—
Accounts payable	2,034,928	1,548,121
Revenue payable	3,118,261	2,454,282
Advances from joint interest owners	47,667	47,667
Accrued interest	1,850,672	586,556
Accrued expenses	236,000	396,000
Total	36,364,366	5,032,626

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $18,530,539	—	26,637,461
Deferred income from sale of assets	2,361,951	2,463,177
Asset retirement obligation	856,308	815,660
Derivative instruments	175,000	907,500
Deferred rent	299,635	294,236
Total	3,692,894	31,118,034

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 182,065 shares outstanding as of June 30, 2013 and December 31, 2012	182	182
Common stock - $0.0001 par value; 600,000,000 shares authorized; 169,823,681 shares issued and 169,749,981 outstanding as of June 30, 2013 and December 31, 2012	16,982	16,982
Additional paid-in capital	262,725,174	262,624,918
Accumulated deficit	(249,506,604)	(244,808,156)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	13,105,439	17,703,631

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,162,699	$53,854,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2013	2012

REVENUES
Gas	$2,390,663	$1,273,178
Oil	477,782	330,695
Total	2,868,445	1,603,873

OPERATING EXPENSES
Lease operating	1,025,792	1,152,462
Transportation and processing	905,900	518,394
Depletion, depreciation, amortization and accretion	395,706	648,239
Impairment	230,500	3,755,000
General and administrative	1,491,871	1,112,620
Total	4,049,769	7,186,715

OPERATING LOSS	(1,181,324)	(5,582,842)

OTHER (EXPENSE) INCOME
Interest expense	(1,973,078)	(1,659,945)
Derivative gains	127,500	2,024,957
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	—	15,658
Total	(1,794,965)	431,283

NET LOSS	$(2,976,289)	$(5,151,559)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,545,981	169,136,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

REVENUES
Gas	$3,820,090	$3,581,042
Oil	912,411	1,203,098
Total	4,732,501	4,784,140

OPERATING EXPENSES
Lease operating	1,601,264	2,840,463
Transportation and processing	1,359,244	1,175,366
Depletion, depreciation, amortization and accretion	768,778	1,498,266
Impairment	230,500	8,055,000
General and administrative	2,459,391	2,517,602
Total	6,419,177	16,086,697

OPERATING LOSS	(1,686,676)	(11,302,557)

OTHER INCOME (EXPENSE)
Interest expense	(3,845,498)	(3,388,714)
Gain on sale of assets	—	2,567,574
Derivative gains	732,500	1,788,090
Amortization of deferred income from sale of assets	101,226	101,226
Interest income	—	24,678
Total	(3,011,772)	1,092,854

NET LOSS	$(4,698,448)	$(10,209,703)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,545,981	168,550,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,698,448)	$(10,209,703)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	999,278	9,553,266
Stock-based compensation	100,256	136,861
Change in fair value of derivative instruments	(732,500)	(532,142)
Gain on sale of assets	—	(2,567,574)
Amortization of debt discount, deferred expenses and other	2,485,555	1,925,462
Payment of deposit	(19,927)	(46,138)
Changes in operating assets and liabilities:
Accounts receivable	(655,446)	(410,627)
Inventory	30,743	7,974
Prepaid expenses	96,367	78,346
Accounts payable	880,807	(1,119,867)
Revenue payable	663,979	(308,795)
Accrued interest	1,264,116	—
Accrued expenses	(160,000)	25,785
Net cash provided by (used in) operating activities	254,780	(3,467,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	(1,162,835)	(3,812,087)
Cash paid for furniture, fixtures and other	—	(196,572)
Proceeds from sale of assets	—	19,192,321
Decrease in advances from joint interest owners	—	(1,779)
Net cash (used in) provided by investing activities	(1,162,835)	15,181,883

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	2,000,000
Repayment of borrowings	—	(10,544,969)
Net cash used in financing activities	—	(8,544,969)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(908,055)	3,169,762

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	2,938,086	1,965,967
END OF PERIOD	$2,030,031	$5,135,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Due to the extended decline in the natural gas market and low natural gas prices in recent years caused primarily by excess production, the Company has not been able to recover its exploration and development costs as anticipated.  As such, there is substantial doubt regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations, and the Company currently anticipates that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital through September 2013. This expectation has been revised from management’s previous estimate included in the Form 10-Q for the quarter ended March 31, 2013 due to the implementation of cost savings measures and cash management strategies. This estimate is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of the Company’s cash management strategy discussed below, some or all of which may not prove to be correct and may result in the Company’s inability to meet cash requirements prior to the end of September 2013.   As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s prior revolving credit facility matured on June 29, 2012, and as of the date of this Form 10-Q, the Company has been unable to obtain a replacement facility on acceptable terms and is no longer actively in discussions to obtain a replacement facility.  Furthermore, the Company may not achieve profitability from operations in the near future or at all and it may continue to experience significant losses.  The Company had net losses for the six months ended June 30, 2013 and has had negative cash flow from operations for the year ended December 31, 2012, and at June 30, 2013 had an accumulated deficit of $249,506,604.

As of June 30, 2013, the Company had $45,168,000 aggregate principal amount of its 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  The Company elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on its outstanding 2015 Notes.  The 2015 Notes require the Company to pay interest on overdue interest payments at a rate of 7.5% per annum.  As of July 30, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $2,065,455.

The Indenture, dated as of June 25, 2010, and the First Supplemental Indenture thereto, dated as of September 22, 2010, between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), governing the 2015 Notes (collectively, the “Indenture”) provide that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because the Company did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of July 30, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $47,233,455.  The Company has not received any notice of acceleration of the 2015 Notes as of July 30, 2013 and is engaged in discussions with the holders of the 2015 Notes in connection with the interest payment and/or a modification of the Indenture. The 2015 Notes are classified as a current obligation in the accompanying unaudited condensed consolidated financial statements.

The Company also has firm commitment delivery obligations under its gas transportation and processing agreements.  If these commitments are not met, unless suspended pursuant to the terms of such agreements or waived, the Company may be required to make periodic deficiency payments for any shortfalls from the specified minimum volume commitments as discussed further in Note 7 — Gas Processing Agreements, herein.

Failure to generate operating cash flow or to obtain additional financing for the development of the Company’s properties could result in substantial dilution of its property interests or delay or cause indefinite postponement of further exploration and development of its prospects resulting in the possible loss of its properties. This has caused the Company to alter its business plans, and the Company may be required to further reduce its exploration and development plans.  For example, the Company has not allocated any amounts to its 2013 capital budget.  In particular, the Company faces uncertainties relating to its ability to fund the level of capital expenditures required for oil and gas exploration and production activities. The Company intends to fund its anticipated cash requirements through September 2013 primarily through cash on hand and cash inflows from operations, although the Company cannot provide assurances that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, the Company’s ability to execute its operations will be significantly limited, and its liquidity and results of operations will be materially adversely affected.

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

The Company has engaged Stephens, Inc., a financial advisor, to assist it in evaluating potential strategic alternatives, including a sale of the Company or all of its assets. It is possible these strategic alternatives will require the Company to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  If the Company is unable to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance the business before September 30, 2013, it will not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations), the Company will not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company is in default on its outstanding 2015 Notes under the Indenture, which could result in the filing of an involuntary petition for bankruptcy against the Company.

A bankruptcy filing by or against the Company would subject its business and operations to various risks, including but not limited to, the following:

•                  a bankruptcy filing by or against the Company may adversely affect its business prospects, including its ability to continue to obtain and maintain the contracts necessary to operate its business on competitive terms;

•                  subject to the automatic stay and other applicable provisions of the Bankruptcy Code, a bankruptcy filing by or against the Company could cause a party to attempt to declare an additional event of default under the Indenture;

•                  subject to the automatic stay and other applicable provisions of the Bankruptcy Code, certain provisions in the Company’s operating agreements may be triggered such that  a party could attempt to assert that the Company is deemed to have resigned as operator or the agreements may be terminated by the other party;

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

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $0 and $8,807 of internal costs during the three and six months ended June 30, 2013 and $26,594 and $75,167 during the three and six months ended June 30, 2012, respectively.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company charges a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from such marketing activities of $60,835 and $115,133 was recorded as an adjustment to proved properties during the three and six months ended June 30, 2013 and $37,317 and $31,804 was recorded as an adjustment to proved properties during the three and six months ended June 30, 2012, respectively. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Please see Note 4 — Asset Sales, herein.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (i) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (ii) estimated future development costs to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $32,156,446 as of June 30, 2013, are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. If a determination is made that acreage will be expiring or that the Company does not plan to develop some of the acreage that is no longer considered to be prospective, an impairment of the acreage is recorded by reclassifying the costs to the full cost pool. The value of these acres for the purpose of recording the impairment is estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by the

Company. This per acre estimate is then applied to the acres that the Company does not plan to develop in order to calculate the impairment. During the six months ended June 30, 2013, the Company reclassified approximately $153,000 of acreage costs in California into proved property. This acreage represents the value of leases that expired during the first six months of 2013 or that the Company does not intend to renew in the future.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (i) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (ii) the cost of properties not being amortized, if any; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (iv) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended as of the last day of the period to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of March 31, 2012 and June 30, 2012, the full cost pool exceeded the ceiling limitation based on the average first-day-of-the-month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012 and $81.16 per barrel and $2.57 per Mcf during the 12-month period ended June 30, 2012. Therefore, impairment expense of $3,755,000 and $8,055,000 was recorded during the three and six months ended June 30, 2012, respectively.  No impairment expense related to the Company’s oil and gas properties was recorded during the three and six months ended June 30, 2013.

Facilities and Equipment

The Company’s oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net expense attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $2,305 and $11,970 during the three and six months ended June 30, 2013 and $26,642 and $10,808 during the three and six months ended June 30, 2012, respectively.

Inventory

Inventory consists of pipe and tubular goods intended to be used in the Company’s oil and gas operations, and is stated at the lower of cost or market using the average cost valuation method. During the six months ended June 30, 2013, the Company recorded impairment expense of $230,500 related to the decrease in the market value of its inventory.

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

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance beginning of period	$836,877	$761,592	$815,660	$1,226,796
Liabilities incurred	—	—	2,338	—
Property dispositions	—	—	—	(493,178)
Accretion expense	19,431	17,605	38,310	45,579
Balance end of period	$856,308	$779,197	$856,308	$779,197

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2013, the off-balance sheet arrangements and transactions that the Company had entered into included operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. See Note 7 — Gas Processing Agreements, herein, for additional discussion regarding certain gas transportation and processing agreements.

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

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. Basic and diluted net loss per share was the same for the three and six months ended June 30, 2013 and 2012.

The following shares were excluded from the computation of diluted loss per common share as they did not have a dilutive effect.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Shares related to:
2015 Notes	75,280,000	75,280,000	75,280,000	75,280,000
Preferred Stock	30,344,173	30,344,173	30,344,173	30,344,173
Common stock options	8,326,195	9,898,214	8,326,195	9,898,214
Warrants	30,250,000	30,250,000	30,250,000	30,250,000
Unvested restricted common stock	204,000	432,100	204,000	432,100

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

Certain reclassifications have been made to prior years’ amounts to conform to the classifications used in the current year. Such reclassifications had no effect on the Company’s net loss for the periods presented.

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

Due primarily to permitting delays in obtaining various governmental approvals, the Company did not drill any natural gas wells in Utah from the closing of the Uinta Basin Transaction through the end of the second quarter of 2013.

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

The following unaudited pro forma information is presented as if the Uinta Basin Transaction had an effective date of January 1, 2012, and is not necessarily indicative of either future results of operations or results that might have been achieved had the transaction been consummated as of January 1, 2012. The pro forma results for the three and six months ended June 30, 2013 and the three months ended June 30, 2012 were the same as the actual results and are not included in the table below.

Six Months Ended June 30, 2012

Revenue as reported	$4,784,140
Less: revenue from the Uinta Basin Transaction	1,206,145
Pro forma revenue	$3,577,995

Net loss as reported	$(10,209,703)
Less: operating loss resulting from the Uinta Basin Transaction	(2,390,235)
Pro forma net loss	$(7,819,468)

Net loss per share — basic and diluted as reported	$(0.06)
Less net loss per share — from the Uinta Basin Transaction	(0.01)
Pro forma net loss income per share — basic and diluted	$(0.05)

NOTE 5 - CONVERTIBLE SENIOR NOTES

As of June 30, 2013, the Company had $45,168,000 aggregate principal amount of 2015 Notes outstanding.

The 2015 Notes are governed by the Indenture and were issued on June 25, 2010 (the “Issue Date”) pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) provided by Section 4(2) and Regulation D thereunder. The 2015 Notes have a maturity date of October 5, 2015.

The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  The Company elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on its outstanding 2015 Notes.  The 2015 Notes require the Company to pay interest on overdue interest payments at a rate of 7.5% per annum.   As of July 30, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $2,065,455.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because the Company did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest.  As of July 30, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $47,233,455.  The Company has not received any notice of acceleration of the 2015 Notes as of July 30, 2013 and is engaged in discussions with the holders of the 2015 Notes regarding responding to the default. The 2015 Notes are classified as a current liability in the accompanying unaudited condensed consolidated financial statements.

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

The Company may redeem the 2015 Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount of the 2015 Notes plus any accrued and unpaid interest and liquidated damages, if any, on the 2015 Notes redeemed to but not including the redemption date, if the closing price of the Company’s common stock equals or exceeds 150% of the conversion price for at least 20 trading days within the consecutive 30 trading day period ending on the trading day before the redemption date and all of the Equity Conditions (as defined in the Indenture) are satisfied (or waived in writing by the holders of a majority in aggregate principal amount of the 2015 Notes then outstanding). If a holder elects to convert its 2015 Notes in connection with such a provisional redemption by the Company, the Company will make an additional payment equal to the total value of the aggregate amount of the interest otherwise payable on the 2015 Notes to be calculated from the last day through which interest was paid on the 2015 Notes through and including the third anniversary of the Issue Date and discounted to the present value of such payment; provided, however, that at the Company’s option, in lieu of such discounted cash payment, the Company may deliver shares of Preferred Stock having a value equal to such discounted cash payment. The value of each share of Preferred Stock to be delivered shall be deemed equal to the product of (i) the average closing price per share of common stock over the ten trading day period ending on the trading day before the redemption date, and (ii) the number of whole shares of common stock into which each share of Preferred Stock is then convertible (without giving effect to any limitations on conversion in the Certificate of Designations of the Preferred Stock) (subject to certain conditions).

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

The 2015 Notes are unsecured and unsubordinated and rank on a parity in right of payment with all of the Company’s existing and future senior unsecured indebtedness, rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness, and are effectively subordinated in right of payment to any of the Company’s secured indebtedness or other obligations to the extent of the value of the assets securing such indebtedness or other obligations. The Company’s subsidiaries guarantee the 2015 Notes pursuant to a Guaranty Agreement dated as of June 25, 2010, by and among Gasco Production Company, Riverbend Gas Gathering, LLC, and Myton Oilfield Rentals, LLC, in favor of the Trustee. .  No demand has been made on the subsidiaries relating to such Guaranty Agreement following the default under the 2015 Notes.

The debt discount that was recognized in connection with the 2015 Notes is being accreted to interest expense under the effective interest method at a rate of 26.3%. The unamortized discount as of June 30, 2013 and December 31, 2012 was $16,091,162 and $18,530,539, respectively.

NOTE 6 — DERIVATIVES

From time to time, the Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. During 2013, the Company did not have any commodity derivative contracts, and during the first six months of 2012, the Company’s natural gas derivative instruments consisted of one costless collar agreement for production from January 1, 2012 through December 31, 2012. During June 2012, the Company monetized this contract for net proceeds of $677,868. Prior to the monetization, the costless collar contained a fixed floor price (purchase put) and ceiling price (written call). The Company received the difference between the published index price and the floor price if the index price was below the floor price. The Company paid the difference between the ceiling price and the index price only if the index price was above the ceiling price. If the index price was between the ceiling and the floor prices, no amounts were paid or received.

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

The following table details the fair value of the derivatives recorded in the unaudited condensed consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	June 30, 2013	December 31, 2012

Warrant derivatives	Noncurrent liabilities	$175,000	$907,500

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Realized gains on commodity instruments	$—	$969,528	$—	$1,255,948
Change in fair value of commodity instruments	—	(1,062,071)	—	(865,358)
Change in fair value of warrant derivatives	127,500	2,117,500	732,500	1,397,500
Total realized and unrealized gains recorded	$127,500	$2,024,957	$732,500	$1,788,090

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

The primary term of the Chipeta Processing Agreement is ten years, beginning after the in-service date of a 300 MMcf/d cryogenic processing facility that was built and placed in service on February 7, 2013. The primary term will be extended for one-year terms unless terminated by either party giving 180 day’s notice prior to the expiration of the then-current term.

Pursuant to the Chipeta Processing Agreement, the Company reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  The Company agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  Under the agreement, the Company committed to deliver, on average, at least 90% of its contracted cryogenic capacity of 25,000 Mcf/d (the “Minimum Daily Quantity”) during each monthly accounting period. Following the first twelve monthly accounting periods, Chipeta may determine whether the Company failed to deliver equal to or greater than the Minimum Daily Quantity multiplied by the number of days in the annual accounting period.  If the Company delivered less than the quantity it committed to deliver, it would be required to pay a deficiency payment equal to the contracted cryogenic processing fee multiplied by the deficient quantity. In addition, to the extent that Chipeta has reasonable grounds for uncertainty regarding the performance of our obligations under the agreement, including a material change in the Company’s creditworthiness, Chipeta may sell the Company’s natural gas and apply amounts received against any amounts owed to Chipeta, set off any amount owed to the Company against amounts owed to Chipeta or cease processing our natural gas until the Company’s account is current, with interest.  Chipeta may also demand adequate assurance of performance from the Company, which may be in the form of a standby irrevocable letter of credit, prepayment or performance bond or guaranty. The Company has not received notification from Chipeta that it intends to pursue any of these options.

Historically, the Company’s natural gas production had been gathered and processed by Monarch Natural Gas, LLC (“Monarch”) pursuant to the Gas Gathering and Processing Agreement, effective March 1, 2010, between Monarch and the Company. On March 22, 2012, the Company entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch in which Monarch agreed to, among other things, (a) release and waive its rights to process the first 50,000 MMBtu/day of the Company’s gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of the Company’s reserves in excess of the Excluded Production.  The Excluded Production may be reduced if the Company fails to meet certain drilling investment targets.  The Company is committed to deliver to Monarch for gathering a minimum of 25,000 Mcf/day and, unless suspended pursuant to the terms of the Amended and Restated Monarch Agreement or waived, it is obligated to pay for any shortfall following the end of each quarterly period, measured by the shortfall quantity for the quarter multiplied by the then-current gathering and processing fees under the Amended and Restated Monarch Agreement.

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

These contracts expire at various dates through 2023 and, unless suspended pursuant to the terms of the contracts or waived by the counterparty, the Company will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. These amounts are owed regardless of whether the Company delivers any natural gas quantities to the applicable parties. As described in Note 2 — Going Concern, herein, there is substantial doubt regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations. If the Company is unable to fund additional drilling projects, and based on its June 30, 2013 reserve estimates, assuming no future drilling and constant gas prices, it estimates that it could have a possible future aggregate minimum production shortfall of approximately 48,000 MMcf valued at approximately $33 million on an undiscounted gross basis. The Company accrued $217,000 in shortfall commitments related to the six months ended June 30, 2013.

The Company is considering several alternatives to mitigate the estimated production shortfall such as the sale of its firm commitment positions, seeking relief from the firm commitments because of  legal delays in the area that prevented the Company from obtaining various governmental approvals and the purchase of production quantities to meet its minimum production requirements. Also, future increases in gas prices would increase the related reserve estimates and reduce the possible shortfalls. However, there is no assurance that the Company will be successful in accomplishing these actions should there be a shortfall. Accordingly, the Company has not accrued the future possible obligation as of June 30, 2013 as it is not probable or reasonably estimable.

NOTE 8 — STOCK-BASED COMPENSATION

As of June 30, 2013, the Company has outstanding common stock options and restricted stock issued under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period. The expense recognized over the service period includes an estimate of the awards that will be forfeited; however, the Company assumes no forfeitures for employee awards based on its historical forfeiture experience. During the year ended December 31, 2012 and through January 2013, the Company also had outstanding SARs which were accounted for as liability-based awards and accordingly, the Company recognized the fair value of the vested SARs each reporting period. The fair value of stock options and SARs is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair value of the stock on the date of grant.

During the six months ended June 30, 2012, the Company accounted for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to unvested stock options issued to non-employees was recalculated at the end of each reporting period based upon the fair value on that date. There were no stock compensation arrangements with non-employees during the first six months of 2013.

During the three and six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Employee compensation	$47,974	$77,020	$100,256	$140,980
Consultant compensation	—	(375)	—	(4,130)
Total stock-based compensation	47,974	76,645	100,256	136,850
Less: consultant compensation expense capitalized as proved property	—	(211)	—	(11)
Stock-based compensation expense	$47,974	$76,856	$100,256	$136,861

Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from January 1, 2013 through June 30, 2013:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	9,506,943	$1.04
Granted	—	—
Exercised	—	—
Forfeited	(458,338)	$0.12
Cancelled	(722,410)	$0.59
Outstanding at June 30, 2013	8,326,195	$1.18
Exercisable at June 30, 2013	7,372,954	$1.30

The following table summarizes information related to the outstanding and vested options as of June 30, 2013:

	Outstanding Options	Vested Options
Number of shares	8,236,195	7,372,954
Weighted-Average Remaining Contractual Life	2.2 Years	2.1 years
Weighted-Average Exercise Price	$1.18	$1.30
Aggregate intrinsic value	—	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the fair value of the Company’s common stock of $0.03 as of June 30, 2013, which would have been received by the option holders had they exercised their options as of that date.

The Company settles employee stock option exercises with newly issued common shares.

As of June 30, 2013, there is $126,067 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 1.9 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2013 through June 30, 2013:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	336,000	$0.22
Granted	—	—
Vested	(40,000)	$0.18
Forfeited	(92,000)	$0.22
Outstanding at June 30, 2013	204,000	$0.24

As of June 30, 2013, there is $54,428 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of 1.9 years.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2013
Liabilities:
Warrant derivatives	$—	$—	$175,000	$175,000

December 31, 2012
Liabilities:
Warrant derivatives	$—	$—	$907,500	$907,500

As of June 30, 2013, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. The valuation policies are determined by the Chief Accounting Officer and are approved by the Chief Executive Officer. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the Chief Accounting Officer and the Chief Executive Officer update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions, particularly since the trading price of the Company’s common stock has a high-historical volatility. With all other factors remaining constant as of June 30, 2013:

(i)             the warrant derivative liability would remain unchanged if the trading price of Gasco’s common stock was reduced to zero, and would increase by approximately $1.6 million for a $0.10 increase in the trading price of its common stock; and

(ii)          the warrant derivative liability would increase by $59,000 with a 10% increase and would decrease by $54,000 with a 10% decrease in the volatility rate.

A summary of the Warrants issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/12	30,250,000	$0.35	40 months
Warrants issued	—		—
Warrants outstanding as of 6/30/13	30,250,000	$0.35	36 months

The significant assumptions used in the valuation of the warrant derivative liability as of June 30, 2013 are as follows:

Exercise price	$0.35 per share
Stock price	$0.03 per share
Volatility	105%
Remaining Term of Warrants	35 - 37 months
Risk-free interest rate	0.5% - 1%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Balance as of beginning of period	$(302,500)	$(4,955,000)	$(907,500)	$(4,235,000)
Total gains (realized or unrealized):
Included in earnings	127,500	2,117,500	732,500	1,397,500
Included in other comprehensive income	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in and out of Level 3	—	—	—	—
Balance as of June 30,	$(175,000)	$(2,837,500)	$(175,000)	$(2,837,500)
Change in unrealized gains included in earnings relating to instruments still held as of June 30,	$127,500	$2,117,500	$732,500	$1,397,500

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The estimated fair value of the 2015 Notes of $7,679,000 and $28,833,000 as of June 30, 2013 and December 31, 2012, respectively, was determined using recent trading prices as of June 30, 2013 and  the income valuation technique and option pricing model as of December 31, 2012. This valuation is classified as a Level 3 in the fair value hierarchy as it relies primarily on unobservable pricing inputs.

NOTE 11 - STATEMENTS OF CASH FLOWS

During the six months ended June 30, 2013, the Company’s non-cash investing and financing activities consisted of the following transaction:

•                  Additions to oil and gas properties included in accounts payable of $394,000.

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

Cash paid for interest during the six months ended June 30, 2012 was $1,353,761. There was no cash paid for interest during the six months ended June 30, 2013 and no cash was paid for income taxes during the six months ended June 30, 2013 and 2012.

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

NOTE 13 — RESIGNATION OF FORMER CHIEF EXECUTIVE OFFICER

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

NOTE 14 — GUARANTOR SUBSIDIARIES

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

Recent Developments

Outlook

Due to the significant extended decline in the natural gas market and low natural gas prices in recent years caused primarily by excess production, we have not been able to recover our exploration and development costs as anticipated.  As such, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital, including debt payment obligations, through the end of September 2013. This expectation has been revised from our previous estimate included in the Form 10-Q for the quarter ended March 31, 2013 due to the implementation of cost savings measures and cash management strategies. This estimate is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of our cash management strategy.  We have not allocated any amounts to the 2013 capital budget.  Our prior revolving credit facility matured in June 2012, at which time we repaid all of the outstanding borrowings thereunder. While we have attempted to secure a replacement facility, we have been unable to do so on acceptable terms and are no longer actively in discussions to obtain a replacement facility.  There can be no assurance that we will be able to adequately finance our operations or execute our existing short-term and long-term business plans, and our liquidity and results of operations are likely to be materially adversely affected if we are unable to generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity.  We have engaged Stephens, Inc., a financial advisor, to assist us in evaluating such potential strategic alternatives, including a sale of the Company or all of our assets. It is possible these strategic alternatives will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, because we have not paid the April 5, 2013 interest payment on our outstanding 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”) within the 30-day cure period, an event of default has occurred under the indenture governing the 2015 Notes (the “Indenture”), which could result in legal action to collect the entire balance of unpaid 2015 Notes plus accrued interest which totals $47,233,455 as of July 30, 2013, or the filing of an involuntary petition for bankruptcy against us. These factors raise substantial doubt about our ability to continue as a going concern.  For additional information regarding our current liquidity situation, please see “Liquidity and Capital Resources” below.

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

Also on May 10, 2013, Richard S. Langdon was appointed by the Board to assume the role of interim President and Chief Executive Officer, effective as of May 14, 2013. Mr. Langdon has been a director of the Company since March 2003.  Please see Part II, Item 5 “Other Information” herein for additional information regarding Mr. Grant’s resignation and Mr. Langdon’s appointment.

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

5.5% Convertible Senior Notes due 2015

As of June 30, 2013, we had $45,168,000 aggregate principal amount of our 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes. The 2015 Notes require us to pay interest on overdue interest payments at a rate of 7.5% per annum.   As of July 30, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $2,065,455.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest.  As of July 30, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $47,233,455.  We have not received any notice of acceleration of the 2015 Notes as of July 30, 2013 and are engaged in discussions with the holders of the 2015 Notes regarding responding to the default.

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

Green River Horizontal Well

During the first six months of 2013, we participated in an outside-operated horizontal well (7.14% working interest/6.07% net revenue interest) that successfully tested productive potential of the oil-prone basal Uteland Butte member of the Green River Formation in the Uinta Basin.  The well reached total depth in 21 days with a 4,300 foot lateral length (9,772 feet total measured depth).  The well had an initial 24-hour gross production rate of 221 barrels of oil equivalent per day (BOE/d) (13.4 BOE/d net) and has gross cumulative production of 4,011 BOE (243 BOE net) in the first 21 days that it has been online (191 BOE/d gross average).  The well had cumulative gross production of 842 thousand cubic feet of natural gas in the 21-day period.  It is still too early in the life of the well to estimate ultimate recovery.

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

California Project — Antelope Valley Trend

Our partner in the Antelope Valley Trend is currently permitting three locations.  We will be carried for a 20% working interest in the first earning well.  Based on current permit processing, it is anticipated that the well is scheduled to be spud by the fourth quarter of 2013.

California Project — Willow Springs

Our partner in the Willow Springs Prospect continues to reprocess and work their 3-D seismic data.  Due to the amount of time required to perform this work properly, they requested an extension on their optional second well drilling commitment date.  The new extension date of November 13, 2013 was granted in June, 2013 and our partner will pay our share of the lease rentals during this period.

California Project — SW Cymric

As part of the Willow Springs second option well extension date discussions, we asked our partner to change the SW Symric Prospect well test from being an optional commitment to a firm well commitment.  Our partner agreed to this change.  The firm well test deadline is January 18, 2014.

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

Pursuant to the Chipeta Processing Agreement, we reserved 25,000 Mcf/d of capacity in the Chipeta processing plant for cryogenic processing.  We agreed to pay specified processing fees per MMBtu as well as a pro rata share of all applicable electric compression costs, subject to escalation on an annual basis.  Under the agreement, we committed to deliver, on average, at least 90% of our contracted cryogenic capacity of 25,000 Mcf/d (the “Minimum Daily Quantity”) during each monthly accounting period. Following the first twelve monthly accounting periods, Chipeta may determine whether we failed to deliver equal to or greater than the Minimum Daily Quantity multiplied by the number of days in the annual accounting period.  If we delivered less than the quantity we committed to deliver, we would be required to pay a deficiency payment equal to the contracted cryogenic processing fee multiplied by the deficient quantity. In addition, to the extent that Chipeta has reasonable grounds for uncertainty regarding the performance of our obligations under the agreement, including a material change in our creditworthiness, Chipeta may sell our natural gas and apply amounts received against any amounts we owe to Chipeta, set off any amount owed to us against amounts owed to Chipeta or cease processing our natural gas until our account is current, with interest.  Chipeta may also demand adequate assurance of performance from us, which may be in the form of a standby irrevocable letter of credit, prepayment or performance bond or guaranty. We have not received notification from Chipeta that it intends to pursue any of these options.

Historically, our natural gas production had been gathered and processed by Monarch Natural Gas, LLC (“Monarch”) pursuant to the Gas Gathering and Processing Agreement, effective March 1, 2010, with Monarch. On March 22, 2012, we entered into an Amended and Restated Gas Gathering and Processing Agreement (the “Amended and Restated Monarch Agreement”) with Monarch in which Monarch agreed to, among other things, (a) release and waive its rights to process the first 50,000 MMBtu/day of our gas delivered to Monarch’s gathering system pursuant to the Amended and Restated Monarch Agreement (the “Excluded Production”) and (b) retain all processing rights for all gas volumes produced from certain of our reserves in excess of the Excluded Production.  The Excluded Production may be reduced if we fail to meet certain drilling investment targets.  We are committed to deliver to Monarch for gathering a minimum of 25,000 Mcf/day and, unless suspended pursuant to the terms of the Amended and Restated Monarch Agreement or waived, are obligated to pay for any shortfall following the end of each quarterly period, measured by the shortfall quantity for the quarter multiplied by the then-current gathering and processing fees under the Amended and Restated Monarch Agreement.

We have also entered into the Questar Wet Line Agreement (the “QPC Transportation Agreement”), dated September 20, 2011, with Questar Pipeline Company (“QPC”), pursuant to which we agreed to enter into separate transportation services agreements for firm transportation services. We are currently committed to deliver to QPC for transportation services a minimum of 25,000 MMBtu/day.

These contracts expire at various dates through 2023 and, unless suspended pursuant to the terms of the contracts or waived by the counterparty, we will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. These amounts are owed regardless of whether we deliver any natural gas quantities to the applicable parties. As discussed above, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations. If we are unable to fund additional drilling projects, and based on our June 30, 2013 reserve estimates, assuming no future drilling and constant gas prices, we estimate that we could have a possible aggregate minimum production shortfall of approximately 40,000 MMcf valued at approximately $33 million on an undiscounted gross basis. Shortfall commitments of $217,000 during the six months ended June 30, 2013 were accrued in the accompanying unaudited condensed consolidated financial statements.

We are considering several alternatives to mitigate the estimated production shortfall such as the sale of our firm commitment positions, seeking relief from the firm commitments because of legal delays in the area that prevented us from obtaining various governmental approvals and the purchase of production quantities to meet our minimum production requirements. Also, future increases in gas prices would increase the related reserve estimates and reduce the possible shortfalls. However, there is no assurance that we will be successful in accomplishing these actions should there be a shortfall. Accordingly, we have not accrued the possible future obligation as of June 30, 2013 as it is not probable or reasonably estimable.

Oil and Gas Production Summary

The following table presents our production and price information during the three and six months ended June 30, 2013 and 2012. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Natural gas production (Mcf)	530,908	562,942	953,923	1,394,709
Average sales price per Mcf	$4.50	$2.26	$4.00	$2.57

Oil production (Bbl)	5,762	4,209	11,249	14,094
Average sales price per Bbl	$82.92	$78.57	$81.11	$85.36

Production (Mcfe)	565,480	588,196	1,021,417	1,479,273

Our equivalent oil and gas production decreased by 4% and 31% during the three and six months ended June 30, 2013, respectively as compared to the same periods in 2012. The decrease in production reflects normal production declines and the conveyance of a 50% interest in certain of our Uinta Basin properties to our joint venture partner as part of the joint venture transaction which closed on March 22, 2012 (the “Uinta Basin Transaction”).  See Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

General

We have historically generated cash from the sale of oil and natural gas, and have relied in the past primarily on the issuance of equity, borrowings under our prior revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and leases.  For the six months ended June 30, 2013, we incurred a net loss of $4,698,448 and had an accumulated deficit of $249,506,604.

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

Due to the extended decline in the natural gas market and low natural gas prices in recent years caused primarily by excess production, we have not been able to recover our exploration and development costs as anticipated.  As such, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations, and we currently anticipate that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital through the end of September 2013.  This expectation has been revised from our previous estimate included in the Form 10-Q for the quarter ended March 31, 2013 due the implementation of cost savings measures and cash management strategies. This estimate is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of our cash management strategy discussed below, some or all of which may not prove to be correct and may result in our inability to meet cash requirements prior to the end of September 2013.   As a result of these factors, there is substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2013, we had $45,168,000 aggregate principal amount of 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes.  The 2015 Notes require us to pay interest on overdue interest payments at a rate of 7.5% per annum.   As of July 30, 2013, total accumulated interest on the 2015 Notes (including default interest) equaled $2,065,455.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of July 30, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $45,233,455.  We have not received any notice of acceleration of the 2015 Notes as of July 30, 2013 and are engaged in discussions with the holders of the 2015 Notes regarding responding to the default.

We also have firm commitment delivery obligations under our gas transportation and processing agreements.  If these commitments are not met, we may be required to make periodic deficiency payments for any shortfalls from the specified minimum volume commitments as discussed further above under “Gas Processing Agreements.”

Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospects resulting in the possible loss of our properties. This has caused us to alter our business plans, and we may be required to further reduce our exploration and development plans.  For example, we have not allocated any amounts to our 2013 capital budget.  In particular, we face uncertainties relating to our ability to fund the level of capital expenditures required for oil and gas exploration and production activities. We intend to fund our anticipated cash requirements through the end of  September 2013 primarily through cash on hand and cash flows from operations, although we cannot provide assurances that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, our ability to execute our operations will be significantly limited, and our liquidity and results of operations will be materially adversely affected. In addition, if we receive a notice of acceleration of the 2015 Notes, we do not currently have sufficient cash or other current assets to pay the principal and accrued interest on the 2015 Notes.

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

We have engaged Stephens, Inc., a financial advisor, to assist us in evaluating potential strategic alternatives, including a sale of the Company or all of our assets. It is possible these strategic alternatives will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  If we are unable to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance the business before the end of September 2013, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we will not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, we are in default on our outstanding 2015 Notes under the Indenture, which could result in the filing of an involuntary petition for bankruptcy against us.

A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following:

•                  a bankruptcy filing by or against us may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;

•                  subject to the automatic stay and other applicable provisions of the Bankruptcy Code, a bankruptcy filing by or against us could cause a party to attempt to declare an additional event of default under the Indenture;

•                  subject to the automatic stay and other applicable provisions of the Bankruptcy Code, certain provisions in our operating agreements may be triggered such that a party could attempt to assert that the Company is deemed to have resigned as operator or the agreements may be terminated by the other party;

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

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by (used in) operations	$254,780	$(3,467,152)
Net cash (used in) provided by investing activities	(1,162,835)	15,181,883
Net cash used in financing activities	—	(8,544,969)
Net (decrease) increase in cash	(908,055)	3,169,762

Net cash provided by (used in) operations increased by $3,721,932 for the six months ended June 30, 2013 compared to the same period in 2012. The increase in cash provided by operations was primarily due to an increase in working capital changes, a reduction in workover expenses during 2013 as a result of fewer projects partially offset by lower oil and gas revenue and higher transportation and processing costs during the first six months of 2013.

Our investing activities during the first six months of 2013 and 2012 included our development and exploration activities. The investing activity during the first six months of 2012 also included the sales proceeds from the Uinta Basin Transaction (see Note 4 — Asset Sales of the accompanying unaudited condensed consolidated financial statements), cash paid for furniture and fixtures  and the change in advances from joint interest owners.

The financing activity during the first six months of 2012 included $2.0 million in borrowings and $10,544,969 of repayments under our prior revolving credit facility.

Results of Operations

The Second Quarter of 2013 Compared to the Second Quarter of 2012

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Three Months Ended June 30,		Year over Year Change
	2013	2012	Amount	Percentage

Natural gas production (Mcf)	530,908	562,942	(32,034)	(6)%
Average sales price per Mcf	$4.50	$2.26	$2.24	99%
Natural gas revenue	$2,390,663	$1,273,178	$1,117,485	88%

Oil production (Bbl)	5,762	4,209	1,553	37%
Average sales price per Bbl	$82.92	$78.57	$4.35	6%
Oil revenue	$477,782	$330,695	$147,087	44%

Total oil and gas revenue	$2,868,445	$1,603,873	$1,264,572	79%

Equivalent production (Mcfe)	565,480	588,196	(22,716)	(4)%

The increase in oil and gas revenue of $1,264,572 during the second quarter of 2013 compared with the second quarter of 2012 was comprised of a 99% increase in gas prices from $2.26 in 2012 to $4.50 in 2013 and a 6% increase in oil prices from $78.57 in 2012 to $82.92 in 2013 partially offset by a 4% decrease in equivalent oil and gas production. The decrease in equivalent oil and gas production was primarily due to normal production declines. The $1,264,572 increase in oil and gas revenue during the second quarter of 2013 represents an increase of $1,280,031 related to the increase in oil and gas prices and a decrease of $15,459 related to the equivalent production decrease.

Lease Operating Expenses

The table below sets forth the details of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended June 30,		Year over Year Change
	2013	2012	Amount	Percentage

Direct operating expenses and overhead	$932,465	$854,740	$77,725	9%
Workover expense	58,452	236,949	(178,497)	(75)%
Total operating expenses	$990,917	$1,091,689	$(100,772)	(09)%
Operating expenses per Mcfe	$1.75	$1.86	$(0.11)	(06)%

Production and property taxes	$34,875	$60,773	$(25,898)	(43)%
Production and property taxes per Mcfe	$0.06	$0.10	$(0.04)	(40)%

Total lease operating expense	$1,025,792	$1,152,462	$(126,670)	(11)%

Total lease operating expense per Mcfe	$1.81	$1.96	$(0.15)	(8)%

Lease operating expense decreased $126,670 during the second quarter of 2013 compared with the second quarter of 2012. The decrease is primarily due to a decrease in workover expenses because of fewer projects during the second quarter of 2013.

Transportation and Processing

Transportation and processing costs of $905,900 ($1.60 per Mcfe) and $518,394 ($0.88 per Mcfe) during the three months ended June 30, 2013 and 2012, respectively, represent the costs we incurred to transport and process the gas production from our wells. The increase in these expenses during the second quarter of 2013 reflects higher transportation and processing costs related to the cryogenic processing which began in early February 2013. Additionally, $161,000 ($0.28 per Mcfe) of shortfall commitment fees were accrued during the second quarter of 2013.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion expense during the second quarters of 2013 and 2012 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to our asset retirement obligation. This expense decreased $252,533 during the second quarter of 2013 compared to the second quarter of 2012 primarily due to the decrease in the full cost pool resulting from property impairments during 2012, as discussed below.

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

	For the Three Months Ended June 30,		Year over Year Change
	2013	2012	Amount	Percentage

Total general and administrative costs	$1,803,515	$1,395,655	$407,860	29%
General and administrative costs allocated to operating activities	(359,617)	(359,891)	(274)	—%
General and administrative expense	$1,443,898	$1,035,764	$408,134	39%
General and administrative expenses per Mcfe	$2.55	$1.76	$0.79	45%

Stock-based compensation	$47,974	$76,856	$(28,882)	(38)%
Stock-based compensation per Mcfe	$0.08	$0.13	$(0.05)	(38)%

Total general and administrative expense including stock-based compensation	$1,491,871	$1,112,620	$379,251	34%

Total general and administrative expense per Mcfe	$2.64	$1.89	$0.75	40%

General and administrative expense including stock-based compensation expense increased by $379,251 during the second quarter of 2013 as compared with the second quarter of 2012 primarily due to increased legal and consulting fees associated with our liquidity matters.

Interest Expense

Interest expense increased $313,133 during the second quarter of 2013 as compared with the second quarter of 2012, primarily due to the increase in discount amortization and the default interest associated with our 2015 Notes.

Derivative Gains

Derivative gains during the quarter ended June 30, 2013 represents the unrealized gains on our warrant derivative liability. Derivative gains during the six months ended June 30, 2012 includes the unrealized gains on our warrant derivative liability as well as the realized and unrealized gains and losses on our commodity derivative instruments. The unrealized derivative gains and losses represent the changes in the fair value of our derivative assets and liabilities and the realized derivative gains and losses represent the net settlements and monetization from our commodity derivative counterparty based on each month’s settlement during the quarter.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the quarters ended June 30, 2013 and 2012 represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

The First Six Months of 2013 Compared to the First Six Months of 2012

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Six Months Ended June 30,		Year over Year Change
	2013	2012	Amount	Percentage

Natural gas production (Mcf)	953,923	1,394,709	(440,786)	(32)%
Average sales price per Mcf	$4.00	$2.57	$1.43	56%
Natural gas revenue	$3,820,090	$3,581,042	$239,048	7%

Oil production (Bbl)	11,249	14,094	(2,845)	(20)%
Average sales price per Bbl	$81.11	$85.36	$(4.25)	(5)%
Oil revenue	$912,411	$1,203,098	$(290,687)	(24)%

Total oil and gas revenue	$4,732,501	$4,784,140	$(51,639)	(1)%

Equivalent production (Mcfe)	1,021,417	1,479,273	(457,856)	(31)%

The decrease in oil and gas revenue of $51,639 during the first six months of 2013 compared with the first six months of 2012 was comprised of a 31% decrease in equivalent oil and gas production and a 5% decrease in oil prices from $85.36 in 2012 to $81.11 in 2013 partially offset by a 56% increase in average gas prices. The decrease in equivalent oil and gas production was primarily due to the Uinta Basin Transaction and normal production declines. The $51,639 decrease in oil and gas revenue during the first six months of 2013 represents a decrease of $2,053,066 related to the equivalent production decrease and a decrease of $59,900 related to the decrease in oil prices partially offset by an increase of $2,061,327 related to the increase in gas prices.

Lease Operating Expenses

The table below sets forth the details of oil and gas lease operating expenses during the periods presented.

	For the Six Months Ended June 30,		Year over Year Change
	2013	2012	Amount	Percentage

Direct operating expenses and overhead	$1,379,495	$1,768,287	$(388,792)	(22)%
Workover expense	144,065	941,588	(797,523)	(85)%
Total operating expenses	$1,523,560	$2,709,875	$(1,186,315)	(44)%
Operating expenses per Mcfe	$1.49	$1.83	$(0.34)	(36)%

Production and property taxes	$77,704	$130,588	$(52,884)	(40)%
Production and property taxes per Mcfe	$0.08	$0.09	$(0.01)	(11)%

Total lease operating expense	$1,601,264	$2,840,463	$(1,239,199)	(44)%

Total lease operating expense per Mcfe	$1.57	$1.92	$(0.35)	(18)%

Lease operating expense decreased $1,239,199 during the first six months of 2013 compared with the first six months of 2012. The decrease is primarily due to the conveyance of a 50% interest in certain of our properties in the Uinta Basin Transaction which closed during March 2012 and a decrease in workover expenses because of fewer projects during the first quarter of 2013.

Transportation and Processing

Transportation and processing costs of $1,359,244 ($1.33 per Mcfe) and $1,175,366 ($1.15 per Mcfe) during the six months ended June 30, 2013 and 2012, respectively. Additionally, $217,000 ($0.21 per Mcfe) of shortfall commitment fees were accrued during the first six months of 2013. The increase in these expenses during the first six months of 2013 reflects higher transportation and processing costs related to the cryogenic processing which began in early February 2013.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion expense decreased $729,488 during the first six months of 2013 compared to the first six months of 2012 primarily due to the decrease in the full cost pool resulting from property impairments during 2012, as discussed below, and the production decline related to the Uinta Basin Transaction during March 2012.

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

	For the Six Months Ended June 30,		Year over Year Change
	2013	2012	Amount	Percentage

Total general and administrative costs	$3,099,075	$2,740,632	$358,443	13%
General and administrative costs allocated to operating activities	(739,940)	(359,891)	380,049	106%
General and administrative expense	$2,359,135	$2,380,741	$(21,606)	(1)%
General and administrative expenses per Mcfe	$2.31	$1.61	$0.70	43%

Stock-based compensation	$100,256	$136,861	$(36,605)	(27)%
Stock-based compensation per Mcfe	$0.10	$0.09	$0.01	11%

Total general and administrative expense including stock-based compensation	$2,459,391	$2,517,602	$(58,211)	(2)%

Total general and administrative expense per Mcfe	$2.41	$1.70	$0.71	42%

General and administrative expense including stock-based compensation expense decreased by $58,211 during the first six months of 2013 as compared with the first six months of 2012. The decrease was primarily due to decreased legal and consulting fees associated with the completion of the Uinta Basin Transaction during the first six months of 2012, partially offset by the increased legal and consulting fees related to our liquidity matters during the first six months of 2013.

Interest Expense

Interest expense increased $456,784 during the first six months of 2013 as compared with the first six months of 2012, primarily due to the increase in discount amortization and the default interest associated with our 2015 Notes.

Derivative Gains

Derivative gains during the six months ended June 30, 2013 represents the unrealized gains on our warrant derivative liability. Derivative gains during the six months ended June 30, 2012 includes the unrealized gains on our warrant derivative liability as well as the realized and unrealized gains and losses on our commodity derivative instruments.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the six months June 30, 2013 and 2012 represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. See “Gas Processing Agreements” and “Liquidity and Capital Resources” above for additional discussion regarding certain gas transportation and processing agreements and our obligations thereunder.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Form 10-K for the year ended December 31, 2012.

We are exposed to a variety of market risks, including commodity price risk. We address these risks through a program of risk management which may include the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2013, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Warrant Derivative Risk

On June 15, 2011, we issued warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued warrants to purchase 11,500,000 shares of common stock, collectively referred to as the Warrants.  The Warrants have an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 3 — Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. With all other factors remaining constant as of June 30, 2013:

(i)             the warrant derivative liability would remain unchanged if the trading price of our common stock was reduced to zero and would increase by approximately $1.6 million for a $0.10 per share increase in the trading price of our common stock; and

(ii)          the warrant derivative liability would increase by $59,000  for a 10% increase  and would decrease by $54,000 for a 10% decrease in the volatility rate.

Commodity Price Risk

We did not have any commodity derivative contracts outstanding during the six months ended June 30, 2013.

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

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level.

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

Item 1A -             Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”) and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 (our “March 31, 2013 Form 10-Q”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our 2012 Form 10-K and in our March 31, 2013 Form 10-Q which could materially affect our business, financial condition or future results. The risks described in our 2012 Form 10-K and in our March 31, 2013 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 3 –                   Defaults Upon Senior Securities

As of June 30, 2013, we had $45,168,000 aggregate principal amount of 2015 Notes outstanding.  The 2015 Notes bear interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payment due on April 5, 2013 on our outstanding 2015 Notes.  The 2015 Notes require us to pay interest on overdue interest

payments at a rate of 7.5% per annum.   As of July 30, 2013, total accumulated interest (including default interest) on the 2015 Notes equaled $2,065,455.

The Indenture provides that the failure to make an interest payment when due constitutes an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default has occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes have the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of July 30, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $47,233,455.  We have not received any notice of acceleration of the 2015 Notes as of July 30, 2013 and are engaged in discussions with the holders of the 2015 Notes regarding responding to the default.

Item 5 –                           Other Information

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

Also on May 10, 2013, Richard S. Langdon was appointed by the Board to become the interim President and Chief Executive Officer, effective as of May 14, 2013. Mr. Langdon, age 62, has served as a director and a member of the Audit Committee since March 2003. In January 2010, Mr. Langdon was appointed Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Langdon is currently the President and Chief Executive Officer of KMD Operating Company LLC, a position held since November 2011, and President and Chief Executive Officer of Sigma Energy Ventures, LLC, a position held since November 2007, each of which is a privately held exploration and production company active in California and Texas, respectively. Mr. Langdon was the President and Chief Executive Officer of Matris Exploration Company L.P., a privately held exploration and production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011. From 1997 until December 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a NYSE listed exploration and production company acquired by Newfield Exploration in late 2002. Prior to joining EEX Corporation, Mr. Langdon was an oil and gas consultant from August 1996 to March 1997. He also held various positions with the Pennzoil Companies from 1991 through 1996, including Executive Vice President — International Marketing (Pennzoil Products Company) from June 1996 to August 1996, Senior Vice President — Business Development & Shared Services (Pennzoil Company) from January 1996 to June 1996, and Senior Vice President — Commercial & Control (Pennzoil Exploration & Production Company) from December 1991 to December 1995. Mr. Langdon is currently the Chairman of the Board of Directors of Constellation Energy Partners LLC, a public limited liability company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets. Mr. Langdon holds a B.S. in Mechanical Engineering and an M.B.A. from the University of Texas at Austin.

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

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 28, 2011, filed on July 29, 2011, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).

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

10.14

Purchase and Sale Agreement dated February 23, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

10.15

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

10.17

Amendment to Gas Processing Agreement dated December 1, 2013, by and between Chipeta Processing LLC and Gasco Energy, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K, dated December 31, 2012, filed on March 6, 2013, File No. 001-32369).

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

GASCO ENERGY, INC.

Date: July 30, 2013	By:	/s/ Peggy A. Herald
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

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 10, 2011, filed on June 10, 2011, File No. 001-32369).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 28, 2011, filed on July 29, 2011, File No. 001-32369).

#10.1	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10KSB for the fiscal year ended December 31, 1999, filed on April 14, 2000, File No. 000-26321).

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

10.14

Purchase and Sale Agreement dated February 23, 2012, by and among Gasco Production Company and Wapiti Oil & Gas II, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated March 22, 2012, filed on March 28, 2012, File No. 000-26321).

10.15

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

10.17

Amendment to Gas Processing Agreement dated December 1, 2013, by and between Chipeta Processing LLC and Gasco Energy, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K, dated December 31, 2012, filed on March 6, 2013, File No. 001-32369).

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