Form 10-Q
period 2013-09-30
GASCO ENERGY INC
filed 2013-11-12
CIK 1086319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of common shares outstanding as of November 8, 2013:    563,532,352

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Gasco Energy, Inc. and its consolidated subsidiaries’ (collectively, “Gasco,” the “Company,” “we,” “our” or “us”) future financial position, expectations with respect to liquidity, capital resources and ability to continue as a going concern, common stock, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements.  These statements express, or are based on, our current expectations or forecasts about future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “plan,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Quarterly Report on Form 10-Q or otherwise expressed by us are, to the knowledge and in the judgment of our management, believed to be reasonable when made, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and may be affected by inaccurate assumptions, and by known and unknown risks and uncertainties (some of which are beyond our control) which may cause our actual performance and financial results in future periods to differ materially from any expectation projection, estimate or forecasted result.  The key factors that may cause actual results to vary from those the Company expects are discussed in (1) Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors,” Part II, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere herein, (2) Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012, and (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these factors.  All subsequent written and oral forward-looking statements made by us are expressly qualified in their entirety by these factors.  The Company’s forward-looking statements speak only as of the date made. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,008,434	$2,938,086
Accounts receivable
Joint interest billings	1,760,277	1,753,204
Revenue	780,952	777,567
Inventory	359,515	1,730,733
Inventory held for sale	351,575	—
Prepaid expenses	14,370	153,848
Total	5,275,123	7,353,438

PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties (full cost method)
Proved properties	265,443,594	264,814,427
Unproved properties	31,717,970	31,486,314
Facilities and equipment	1,522,990	1,493,314
Furniture, fixtures and other	504,441	506,511
Total	299,188,995	298,300,566
Less accumulated depletion, depreciation, amortization and impairment	(254,367,017)	(253,176,523)
Total	44,821,978	45,124,043

NONCURRENT ASSETS
Deposits	551,370	531,443
Deferred financing costs	629,361	845,367
Total	1,180,731	1,376,810

TOTAL ASSETS	$51,277,832	$53,854,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $14,731,680	$30,436,320	$—
Accounts payable	1,569,713	1,548,121
Revenue payable	2,914,938	2,454,282
Advances from joint interest owners	47,667	47,667
Accrued interest	2,495,022	586,556
Accrued expenses	236,000	396,000
Total	37,699,660	5,032,626

NONCURRENT LIABILITIES
5.5% Convertible Senior Notes due 2015, net of unamortized discount of $18,530,539	—	26,637,461
Deferred income from sale of assets	2,311,338	2,463,177
Asset retirement obligation	876,201	815,660
Derivative instruments	71,000	907,500
Deferred rent	283,718	294,236
Total	3,542,257	31,118,034

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock - $0.001 par value; 20,000 shares authorized; zero shares outstanding	—	—
Series C Convertible Preferred stock - $0.001 par value; 2,000,000 shares authorized; 182,065 shares outstanding as of September 30, 2013 and December 31, 2012	182	182
Common stock - $0.0001 par value; 600,000,000 shares authorized; 169,731,980 shares issued and 169,658,280 outstanding as of September 30, 2013 and 169,823,681 shares issued and 169,749,981 outstanding as of December 31, 2012	16,973	16,982
Additional paid-in capital	262,764,582	262,624,918
Accumulated deficit	(252,615,527)	(244,808,156)
Less cost of treasury stock of 73,700 common shares	(130,295)	(130,295)
Total	10,035,915	17,703,631

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,277,832	$53,854,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2013	2012

REVENUES
Gas	$1,973,446	$1,450,782
Oil	526,879	357,843
Total	2,500,325	1,808,625

OPERATING EXPENSES
Lease operating	815,295	975,520
Transportation and processing	820,411	326,861
Depletion, depreciation, amortization and accretion	356,480	524,995
Impairment	789,143	1,016,000
General and administrative	904,701	1,154,063
Total	3,686,030	3,997,439

OPERATING LOSS	(1,185,705)	(2,188,814)

OTHER (EXPENSE) INCOME
Interest expense	(2,077,831)	(1,752,716)
Derivative gains	104,000	720,000
Amortization of deferred income from sale of assets	50,613	50,613
Interest income	—	7
Total	(1,923,218)	(982,096)

NET LOSS	$(3,108,923)	$(3,170,910)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,554,076	169,324,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

REVENUES
Gas	$5,793,536	$5,031,824
Oil	1,439,290	1,560,941
Total	7,232,826	6,592,765

OPERATING EXPENSES
Lease operating	2,416,559	3,815,987
Transportation and processing	2,179,655	1,502,224
Depletion, depreciation, amortization and accretion	1,125,258	2,023,261
Impairment	1,019,643	9,071,000
General and administrative	3,364,092	3,671,664
Total	10,105,207	20,084,136

OPERATING LOSS	(2,872,381)	(13,491,371)

OTHER INCOME (EXPENSE)
Interest expense	(5,923,329)	(5,141,430)
Gain on sale of assets	—	2,567,574
Derivative gains	836,500	2,508,090
Amortization of deferred income from sale of assets	151,839	151,839
Interest income	—	24,685
Total	(4,934,990)	110,758

NET LOSS	$(7,807,371)	$(13,380,613)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.05)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,554,076	168,814,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,807,371)	$(13,380,613)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization, accretion and impairment expense	2,144,901	11,094,261
Stock-based compensation	139,655	215,947
Change in fair value of derivative instruments	(836,500)	(1,252,142)
Gain on sale of assets	—	(2,567,574)
Amortization of debt discount, deferred expenses and other	3,852,508	3,013,155
Payment of deposit	(19,927)	(38,138)
Changes in operating assets and liabilities:
Accounts receivable	(10,458)	13,338
Inventory	—	(1,463)
Note receivable	—	500,000
Prepaid expenses	139,478	110,266
Accounts payable	539,592	(1,111,826)
Revenue payable	460,656	538,338
Accrued interest	1,908,466	621,060
Accrued expenses	(160,000)	(142)
Net cash provided by (used in) operating activities	351,000	(2,245,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, development and exploration	(1,280,652)	(4,522,011)
Cash paid for furniture, fixtures and other	—	(205,774)
Proceeds from sale of assets	—	19,192,321
Decrease in advances from joint interest owners	—	(50,845)
Net cash (used in) provided by investing activities	(1,280,652)	14,413,691

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	2,000,000
Repayment of borrowings	—	(10,544,969)
Net cash used in financing activities	—	(8,544,969)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(929,652)	3,623,189

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	2,938,086	1,965,967
END OF PERIOD	$2,008,434	$5,589,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Due to the extended decline in the natural gas market and low natural gas prices in recent years caused primarily by excess production, the Company has not been able to recover its exploration and development costs as anticipated.  As such, there is substantial doubt regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations, and the Company currently anticipates that cash on hand and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital through February 2014. This expectation has been revised from management’s previous estimate included in the Form 10-Q for the quarter ended June 30, 2013 due to the completion of the October 2013 restructuring transactions discussed below, the implementation of cost savings measures and cash management strategies. This estimate is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of the Company’s cash management strategy discussed below, some or all of which may not prove to be correct

and may result in the Company’s inability to meet cash requirements prior to the end of February 2014.   As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2013, the Company had $45,168,000 aggregate principal and accrued interest of $2,495,022 outstanding under its 5.5% Convertible Senior Notes due 2015 (the “2015 Notes”). The Company elected not to make two of the $1,242,120 semi-annual interest payments due on April 5 and October 5, 2013 on its outstanding 2015 Notes.  The 2015 Notes require the Company to pay interest on overdue interest payments at a rate of 7.5% per annum.

Because the Company did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes had the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. The Company did not receive any notice of acceleration of the 2015 Notes; however, as of October 17, 2013, the 2015 Notes and accrued interest were cancelled in the restructuring transactions further described in Note 4 — Restructuring Transaction, herein. As of September 30, 2013, the 2015 Notes were classified as a current obligation in the accompanying unaudited condensed consolidated financial statements.

The Company has been seeking to restructure or refinance its debt or sell assets to improve its liquidity position since mid-year 2012. During this period, the Company has operated without a credit facility, has been delisted from the NYSE MKT LLC (the “Exchange”), and had defaulted under the 2015 Notes.

The Company and Stephens Inc., the Company’s financial advisor, conducted a process to evaluate various strategic alternatives.  The restructuring agreements resulting from this process involve an investment in the Company by Markham LLC (“Markham”) and Orogen Energy, Inc. (“Orogen”). On October 17, 2013, these investors acquired the $45,168,000 aggregate principal amount of the Company’s 2015 Notes and accrued interest thereon, all 182,065 outstanding Series C convertible preferred shares (“Series C Stock”) and common shares owned by the holders of the 2015 Notes. Then on October 18, 2013, the investors exchanged the 2015 Notes, accrued interest and Series C Stock for 393,550,372 shares of the Company’s common stock and 50,000 shares of the newly-created Series D convertible preferred stock (“Series D Stock”) (the “Restructuring Transactions”). See Note 4 — Restructuring Transactions, herein for further discussion of the Restructuring Transactions. As a result of the Restructuring Transactions, the new investors now have fully-diluted control of approximately 97.9% of the equity of the Company.

The new Series D Stock is convertible into 7,295,744,128 shares of common stock and is redeemable October 19, 2014 at the option of the holders for $100 per share plus accrued and unpaid dividends of 10% per annum.

In addition to the exchange of debt and securities for the new common and preferred shares, Markham and Orogen established a 120-day, $5 million senior secured credit facility to fund working capital and capital expenditure requirements of the Company.  For extending the credit facility, the Company also issued to Markham and Orogen a total of 250,000 shares of Gasco common stock.

In late 2012 and early 2013, the Company received notices from the Exchange  notifying the Company that it did not satisfy certain continued listing standards set forth in the NYSE MKT LLC Company Guide (the “Company Guide”). Specifically, on December 6, 2012, the Company received a notice from the Exchange indicating that it did not satisfy the continued listing standards of the Exchange set forth in Section 1003(f)(v) of the Company Guide because the Company’s common stock had traded at a low price per share for a substantial period of time.  In the notice, the Exchange predicated the Company’s continued listing on the Exchange on the Company effecting a reverse stock split of its common stock by June 6, 2013. On January 11, 2013, the Company received a notice from the Exchange indicating that it did not satisfy the continued listing standards of the Exchange set forth in Section 1003(a)(iv) of the Company Guide, which applies if a listed company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature. In order to maintain its listing, the Company was required to submit a plan of compliance (a “Plan”) addressing how it intended to regain compliance with Section 1003(a)(iv) of the Company Guide by June 30, 2013.  The Company submitted a Plan to the Exchange on February 11, 2013.  The Plan indicated that the Company intended to lower costs, rationalize assets, refocus its development program toward oil and liquids, especially in the Green River Formation, and continue its California program with the potential goal of expanding activity on the California acreage.  The Plan also discussed the fact that the Company was considering certain strategic alternatives, including debt restructuring and sales of assets.

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

The Company may not achieve profitability from operations in the near future or at all and it may continue to experience significant losses.  The Company had net losses for the nine months ended September 30, 2013 and has had negative cash flow from operations for the year ended December 31, 2012, and at September 30, 2013 had an accumulated deficit of $252,556,384.

The Company also has firm commitment delivery obligations under its gas transportation and processing agreements.  If these commitments are not met, unless suspended pursuant to the terms of such agreements or waived, the Company may be required to make periodic deficiency payments for any shortfalls from the specified minimum volume commitments as discussed further in Note 9 — Gas Processing Agreements, herein.

Failure to generate sufficient operating cash flow or to obtain additional financing for the development of the Company’s properties could result in substantial dilution of its property interests or delay or cause indefinite postponement of further exploration and development of its prospects resulting in the possible loss of its properties. This has caused the Company to alter its business plans, and the Company may be required to further reduce its exploration and development plans.  For example, the Company did not allocate any amounts to its 2013 capital budget prior to the Restructuring Transactions.  In particular, the Company faces uncertainties relating to its ability to fund the level of capital expenditures required for oil and gas exploration and production activities. The Company intends to fund its anticipated cash requirements through February 2014 primarily through cash on hand and cash inflows from operations and from borrowings under its line of credit, although the Company cannot provide assurances that these cash flows will be sufficient to fund such requirements. If they are not, the Company’s ability to execute its operations will be significantly limited, and its liquidity and results of operations will be materially adversely affected.

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

If the Company is unable to generate sufficient operating cash flows or secure additional capital before February 2014, it will not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations), the Company will not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code.

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

In order to address the Company’s liquidity constraints the Company has embarked on a cash management strategy to enhance and preserve as much liquidity as possible. This plan may be further revised in light of the Restructuring Transaction; however, the plan contemplates the Company, among other things:

•                  reducing expenditures by eliminating, delaying or curtailing discretionary and non-essential spending, and not designating any capital budget for 2013 prior to the Restructuring Transactions;

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

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, internal costs directly related to exploration and development activities and costs of drilling both productive and non-productive wells. The Company capitalized $0 and $8,807 of internal costs during the three and nine months ended September 30, 2013 and $0 and $11,520 during the three and nine months ended September 30, 2012, respectively.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company charges a marketing fee related to the sale of its natural gas production to the wells in which it is the operator and, therefore, the net income attributable to the outside working interest owners from such marketing activities of $60,402 and $175,535 was recorded as an adjustment to proved properties during the three and nine months ended September 30, 2013 and $37,896 and $69,700 was recorded as an adjustment to proved properties during the three and nine months ended September 30, 2012, respectively. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Please see Note 7 — Asset Sales, herein.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include: (i) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion; (ii) estimated future development costs to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties of $31,717,970 as of September 30, 2013, are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. If a determination is made that acreage will be expiring or that the Company does not plan to develop some of the acreage that is no longer considered to be prospective, an impairment of the acreage is recorded by reclassifying the costs to the full cost pool. The value of these acres for the purpose of recording the impairment is estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by the Company. This per acre estimate is then applied to the acres that the Company does not plan to develop in order to calculate the impairment. During the nine months ended September 30, 2013, the Company reclassified approximately $796,000 of acreage costs in California and Utah into proved property. This acreage represents the value of leases that expired during the first nine months of 2013 or that the Company does not intend to renew in the future.

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

Under the full cost method of accounting, the ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (i) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (ii) the cost of properties not being amortized, if any; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (iv) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent the excess capitalized costs exceed this ceiling limitation. The present value of estimated future net revenues is computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended as of the last day of the period to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of March 31, 2012, June 30, 2012 and September 30, 2012, the full cost pool exceeded the ceiling limitation based on the average first-day-of-the-month oil and gas prices of $82.58 per barrel and $2.94 per Mcf during the 12-month period ended March 31, 2012, $81.16 per barrel and $2.57 per Mcf during the 12-month period ended June 30, 2012 and $80.35 per barrel and $2.23 per Mcf during the 12-month period ended September 30, 2012. Therefore, impairment expense of $1,016,000 and $9,071,000 was recorded during the three and nine months ended September 30, 2012, respectively.  No impairment expense related to the Company’s oil and gas properties was recorded during the three and nine months ended September 30, 2013.

Facilities and Equipment

The Company’s oil and gas equipment is depreciated using the straight-line method over an estimated useful life of five to ten years. The rental of the equipment owned by the Company is charged to the wells that are operated by the Company and, therefore, the net expense attributable to the outside working interest owners from the equipment rental was recorded as an adjustment to proved properties in the amount of $17,356 and $29,326 during the three and nine months ended September 30, 2013 and $22,359 and $14,551 during the three and nine months ended September 30, 2012, respectively.

Inventory

Inventory consists of pipe and tubular goods intended to be used in the Company’s oil and gas operations, and is stated at the lower of cost or market using the average cost valuation method. During the three and nine months ended September 30, 2013, the Company recorded impairment expense of $789,143 and $1,019,643, respectively, related to the decrease in the market value of its inventory.

Inventory Held for Sale

During the first nine months of 2013, the Company determined that it would not have a future need for some of its casing and tubing inventory. Consequently, in September 2013, the Company developed a formal plan to sell the inventory. The Company reviewed various options for selling this inventory and decided that selling this inventory at auction would be the best option based on its current financial position and the need for additional cash flow. The Company agreed to sell this inventory at auction in September and the inventory was sold in October for $323,500 less selling expenses of $16,175.

Commodity Derivatives

From time to time, the Company has used commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. The Company records all commodity derivative instruments at fair value within the accompanying unaudited condensed consolidated balance sheets. The Company’s management has historically decided not to use hedge accounting under the accounting guidance for commodity derivatives and therefore, the changes in fair value are recognized in earnings. See Note 8 — Derivatives, herein.

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

As a result of the Restructuring Transactions, the Warrants became immediately puttable. The Company has a derivative instruments liability of $71,000 to cover the potential put of the Warrants.

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

The information below reconciles the value of the asset retirement obligation for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance beginning of period	$856,308	$779,197	$815,660	$1,226,796
Liabilities incurred	—	—	2,338	—
Property dispositions	—	—	—	(493,178)
Accretion expense	19,893	18,019	58,203	63,598
Balance end of period	$876,201	$797,216	$876,201	$797,216

See Note 7 — Asset Sales, herein, for discussion of property dispositions.

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

Off-Balance Sheet Arrangements

From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2013, the off-balance sheet arrangements and transactions that the Company had entered into included operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. See Note 9 — Gas Processing Agreements, herein, for additional discussion regarding certain gas transportation and processing agreements.

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

Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Preferred Stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, earnings are allocated to both common stock shares and the Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Preferred Stock shares. Basic and diluted net loss per share was the same for the three and nine months ended September 30, 2013 and 2012.

The following shares were excluded from the computation of diluted loss per common share as they did not have a dilutive effect.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Shares related to:
2015 Notes	75,280,000	75,280,000	75,280,000	75,280,000
Preferred Stock	30,344,173	30,344,173	30,344,173	30,344,173
Common stock options	6,217,647	9,815,468	6,217,647	9,815,468
Warrants	30,250,000	30,250,000	30,250,000	30,250,000
Unvested restricted common stock	204,000	425,500	204,000	425,500

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

NOTE 4 — RESTRUCTURING TRANSACTIONS

On October 17, 2013, Markham and  Orogen (collectively, the “Purchasers”), and the holders of  the 2015 Notes (see Note 6 - Convertible Senior Notes, herein), entered into certain Purchase and Sale Agreements (the “Note Purchase Agreements”) pursuant to which, among other things, the Purchasers acquired (i) $45,168,000 in aggregate outstanding principal amount of the Company’s 2015 Notes plus accrued interest of $2,495,022, representing 100% of the issued and outstanding 2015 Notes, (ii) 182,065 shares of the Company’s Series C Stock, representing 100% of the issued and outstanding Series C Stock, and (iii) 2,743,818 shares of common stock, par value $0.0001 per share from the holders of the 2015 Notes.

On October 18, 2013, in exchange for the issuance of 250,000 shares of common stock by the Company to the Purchasers, the Company and the Purchasers entered into a certain Credit Agreement (the “Credit Agreement”), pursuant to which, among other things, the Purchasers extended credit to the Company in the maximum principal amount of $5,000,000 in the form of a revolving credit facility to fund working capital and capital expenditure requirements of the Company (the “Credit Facility”). See Note 5 — Credit Facility, herein for further discussion.

On October 18, 2013, following the consummation of the transactions contemplated by the Credit Agreement, the Company and Purchasers entered into a Securities Purchase Agreement, pursuant to which, in exchange for the Purchasers transferring the 2015 Notes, accrued interest and the Series C Stock to the Company, the Company issued to the Purchasers an aggregate of (i) 393,550,372 shares of common stock, and (ii) 50,000 shares of Series D Stock of the Company. The 2015 Notes, accrued interest and the Series C Stock were cancelled following their acquisition by the Company.

Each share of Series D Stock is convertible at the option of the Purchasers into 145,914.88 shares of common stock, or an aggregate of 7,295,744,128 shares of common stock. The Series D Stock also ranks senior to all existing preferred stock and common stock of the Company with respect to dividend rights, redemption rights and rights upon liquidation. From and after the date of the issuance of any shares of Series D Stock, dividends accrue on each share at the rate of 10% per annum of the Series D Stock’s stated value of $100 per share, plus accrued but unpaid dividends, compounded quarterly. If the Company is liquidated and the assets and funds available for distribution among the holders of Series D Stock are insufficient to permit the payment in full of the liquidation value of all of the outstanding Series D Stock, then the entire assets and funds of the Company will be distributed ratably in respect of the holders of Series D Stock. Beginning one year and one day after the original date of issuance, the Purchasers can require that the Company redeem the outstanding shares of Series D Stock at a redemption price equal to the stated value of $100 per share, plus accrued and unpaid dividends. The shares of Series D Stock are entitled to vote on an as-converted basis with the holders of the common stock on any matter presented to the holders of the common stock for their action or consideration. The Series D Stock is subject to anti-dilution protection as well as certain protective provisions.

Because the Company does not currently have a sufficient number of authorized and unreserved common shares to permit the full conversion of the Series D Stock, the Board of Directors of the Company has approved and adopted an amendment to its charter to increase the number of Gasco common shares and has recommended to the Purchasers that they approve the charter amendment by written consent.  The written consent approving the charter amendment was subsequently executed by the Purchasers on October 23, 2013, but the charter amendment is not yet effective pending the completion of required SEC filings.

The Company will record the impact of the Restructuring Transactions in its consolidated financial statements for the year ended December 31, 2013.

NOTE 5 — CREDIT FACILITY

In connection with the Restructuring Transactions and pursuant to the Credit Agreement, the Purchasers established the Credit Facility for the Company.  The Credit Facility bears interest at a fixed annual rate of 8% and becomes due on February 18, 2014.  The Credit Facility is secured by substantially all of the proved oil and gas assets and all personal property of the Company and its subsidiaries and by guarantees of each of the Company’s subsidiaries.  The Credit Facility contains certain customary restrictive covenants and also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross defaults, bankruptcy and material judgments.

For extending the Credit Facility, the Company also issued a total of 250,000 shares of common stock to the Purchasers.

On October 18, 2013, the Company borrowed $2,500,000 under the Credit Facility, which was used for general corporate purposes, leaving the Company with $2,500,000 of credit availability under the Credit Facility, subject to the terms and conditions thereof.

NOTE 6 - CONVERTIBLE SENIOR NOTES

As of September 30, 2013, the Company had $45,168,000 aggregate principal amount of 2015 Notes outstanding that were due October 2015.

The 2015 Notes bore interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  The Company elected not to make the $1,242,120 semi-annual interest payments due on April 5, and October 5, 2013 on its outstanding 2015 Notes and therefore an event of default occurred under the Indenture requiring the Company to pay interest on overdue interest payments at a rate of 7.5% per annum. As a result of the event of default, the 2015 Notes were classified as a current liability in the accompanying unaudited condensed consolidated financial statements.

The debt discount that was recognized in connection with the 2015 Notes was being accreted to interest expense under the effective interest method at a rate of 26.3%. The unamortized discount as of September

30, 2013 and December 31, 2012 was $14,731,680 and $18,530,539, respectively.

As of the date of the Restructuring Transactions, total principal and accumulated interest on the 2015 Notes (including default interest) equaled $47,795,256. The 2015 Notes and accrued interest were cancelled on October 18, 2013. See Note 4 - Restructuring Transactions, herein for further discussion.

NOTE 7 — ASSET SALES

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

Due primarily to permitting delays in obtaining various governmental approvals, the Company did not drill any natural gas wells in Utah from the closing of the Uinta Basin Transaction through the end of the third quarter of 2013.

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

The following unaudited pro forma information is presented as if the Uinta Basin Transaction had an effective date of January 1, 2012, and is not necessarily indicative of either future results of operations or results that might have been achieved had the transaction been consummated as of January 1, 2012. The pro forma results for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012 were the same as the actual results and are not included in the table below.

Nine Months Ended
September 30, 2012

Revenue as reported	$6,592,765
Less: revenue from the Uinta Basin Transaction	1,206,145
Pro forma revenue	$5,386,620

Net loss as reported	$(13,380,613)
Less: operating loss resulting from the Uinta Basin Transaction	(2,390,235)
Pro forma net loss	$(10,990,378)

Net loss per share — basic and diluted as reported	$(0.08)
Less net loss per share — from the Uinta Basin Transaction	(0.01)
Pro forma net loss income per share — basic and diluted	$(0.07)

NOTE 8 — DERIVATIVES

From time to time, the Company uses commodity derivative instruments to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. During 2013, the Company did not have any commodity derivative contracts, and during the first nine months of 2012, the Company’s natural gas derivative instruments consisted of one costless collar agreement for production from January 1, 2012 through December 31, 2012. During June 2012, the Company monetized this contract for net proceeds of $677,868. Prior to the monetization, the costless collar contained a fixed floor price (purchase put) and ceiling price (written call). The Company received the difference between the published index price and the floor price if the index price was below the floor price. The Company paid the difference between the ceiling price and the index price only if the index price was above the ceiling price. If the index price was between the ceiling and the floor prices, no amounts were paid or received.

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

The following table details the fair value of the derivatives recorded in the unaudited condensed consolidated balance sheets:

	Location on Consolidated	Fair Value at
	Balance Sheets	September 30, 2013	December 31, 2012

Warrant derivatives	Noncurrent liabilities	$71,000	$907,500

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Realized gains on commodity instruments	$—	$—	$—	$1,255,948
Change in fair value of commodity instruments	—	—	—	(865,358)
Change in fair value of warrant derivatives	104,000	720,000	836,500	2,117,500
Total realized and unrealized gains recorded	$104,000	$720,000	$836,500	$2,508,090

These realized and unrealized gains and losses are recorded in the accompanying unaudited condensed consolidated statements of operations as derivative gains (losses).

NOTE 9 — GAS PROCESSING AGREEMENTS

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

The Company has also entered into the Questar Wet Line Agreement, dated September 20, 2011, with Questar Pipeline Company (“QPC”), pursuant to which the Company agreed to enter into separate transportation services agreements for firm transportation services. The Company is currently committed to deliver to QPC for transportation services a minimum of 25,000 MMBtu/day.

These contracts expire at various dates through 2023 and, unless suspended pursuant to the terms of the contracts or waived by the counterparty, the Company will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. These amounts are owed regardless of whether the Company delivers any natural gas quantities to the applicable parties. As described in Note 2 — Going Concern, herein, there is substantial doubt regarding the Company’s ability to generate sufficient cash flows from operations to fund its ongoing operations. If the Company is unable to fund additional drilling projects, and based on its September 30, 2013 reserve estimates, assuming no future drilling and constant gas prices, it estimates that it could have a possible future aggregate minimum production shortfall of approximately 41,000 MMcf valued at approximately $28 million on an undiscounted gross basis. The Company accrued $373,000 in shortfall commitments related to the nine months ended September 30, 2013.

The Company is considering several alternatives to mitigate the estimated production shortfall such as the sale of its firm commitment positions, seeking relief from the firm commitments because of legal delays in the area that prevented the Company from obtaining various governmental approvals and the purchase of production quantities to meet its minimum production requirements. Also, future increases in gas prices would increase the related reserve estimates and reduce the possible shortfalls. However, there is no assurance that the Company will be successful in accomplishing these actions should there be a shortfall. Accordingly, the Company has not accrued the future possible obligation as of September 30, 2013 as it is not probable or reasonably estimable.

NOTE 10 — STOCK-BASED COMPENSATION

As of September 30, 2013, the Company has outstanding common stock options and restricted stock issued under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and restricted stock awards and records compensation expense over the requisite service period. The expense recognized over the service period includes an estimate of the awards that will be forfeited; however, the Company assumes no forfeitures for employee awards based on its historical forfeiture experience. During the year ended December 31, 2012 and through January 2013, the Company also had outstanding SARs which were accounted for as liability-based awards and accordingly, the Company recognized the fair value of the vested SARs each reporting period. The fair value of stock options and SARs is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair value of the stock on the date of grant.

During the nine months ended September 30, 2012, the Company accounted for stock compensation arrangements with non-employees using a fair value approach. Under this approach, the stock compensation related to unvested stock options issued to non-employees was recalculated at the end of each reporting period based upon the fair value on that date. There were no stock compensation arrangements with non-employees during the first nine months of 2013.

During the three and nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Employee compensation	$39,399	$79,182	$139,655	$216,053
Consultant compensation	—	(191)	—	(213)
Total stock-based compensation	39,399	78,991	139,655	215,840
Less: consultant compensation expense capitalized as proved property	—	(95)	—	(106)
Stock-based compensation expense	$39,399	$79,086	$139,655	$215,947

Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from January 1, 2013 through September 30, 2013:

	Shares Underlying Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	9,506,943	$1.04
Granted	—	—
Exercised	—	—
Forfeited	(461,474)	$0.12
Cancelled	(2,827,822)	$0.59
Outstanding at September 30, 2013	6,217,647	$1.09
Exercisable at September 30, 2013	5,478,402	$1.21

The following table summarizes information related to the outstanding and vested options as of September 30, 2013:

	Outstanding Options	Vested Options
Number of shares	6,217,647	5,478,402
Weighted-Average Remaining Contractual Life	2 Years	2 years
Weighted-Average Exercise Price	$1.09	$1.21
Aggregate intrinsic value	—	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the fair value of the Company’s common stock of $0.02 as of September 30, 2013, which would have been received by the option holders had they exercised their options as of that date.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2013, there is $79,470 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of approximately 2 years.

Restricted Stock

The following table summarizes the restricted stock activity from January 1, 2013 through September 30, 2013:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	336,000	$0.22
Granted	—	—
Vested	(48,095)	$0.18
Forfeited	(92,000)	$0.22
Outstanding at September 30, 2013	195,905	$0.24

As of September 30, 2013, there is $25,530 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a period of approximately 2 years.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2013
Liabilities:
Warrant derivatives	$—	$—	$71,000	$71,000

December 31, 2012
Liabilities:
Warrant derivatives	$—	$—	$907,500	$907,500

As of September 30, 2013, the Company’s warrant derivative financial instrument is comprised of the Warrants issued by the Company to purchase 30,250,000 shares of common stock. The Warrants are valued using a binomial lattice-based valuation model and are classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique is utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to measure the fair value of these instruments. The valuation policies are determined by the Chief Accounting Officer and are approved by the Chief Executive Officer. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the Chief Accounting Officer and the Chief Executive Officer update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions, particularly since the trading price of the Company’s common stock has a high-historical volatility. With all other factors remaining constant as of September 30, 2013:

(i)             the warrant derivative liability would decrease to zero if the trading price of Gasco’s common stock was reduced to zero, and would increase by approximately $1.4 million for a $0.10 increase in the trading price of its common stock; and

(ii)          the warrant derivative liability would increase by $33,000 with a 10% increase and would decrease by $27,000 with a 10% decrease in the volatility rate.

A summary of the Warrants  issued by the Company is as follows:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding as of 12/31/12	30,250,000	$0.35	40 months
Warrants issued	—		—
Warrants outstanding as of 9/30/13	30,250,000	$0.35	33 months

The significant assumptions used in the valuation of the warrant derivative liability as of September 30, 2013 are as follows:

Exercise price	$0.35 per share
Stock price	$0.02 per share
Volatility	105%
Remaining Term of Warrants	32 - 34 months
Risk-free interest rate	0.5% - 1%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Balance as of beginning of period	$(175,000)	$(2,837,500)	$(907,500)	$(4,235,000)
Total gains (realized or unrealized):
Included in earnings	104,000	720,000	836,500	2,117,500
Included in other comprehensive income	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in and out of Level 3	—	—	—	—
Balance as of September 30,	$(71,000)	$(2,117,500)	$(71,000)	$(2,117,500)
Change in unrealized gains included in earnings relating to instruments still held as of September 30,	$104,000	$2,117,500	$(71,000)	$2,117,500

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The estimated fair value of the 2015 Notes of $14,125,000 and $28,833,000 as of September 30, 2013 and December 31, 2012, respectively, was determined using trading prices as of September 30, 2013 and the income valuation technique and option pricing model as of December 31, 2012. This valuation is classified as a Level 3 in the fair value hierarchy as it relies primarily on unobservable pricing inputs.

NOTE 12 - STATEMENTS OF CASH FLOWS

During the nine months ended September 30, 2013, the Company’s non-cash investing and financing activities consisted of the following transaction:

•                  Additions to oil and gas properties included in accounts payable of $518,000.

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

Cash paid for interest during the nine months ended September 30, 2012 was $1,353,761. There was no cash paid for interest during the nine months ended September 30, 2013 and no cash was paid for income taxes during the nine months ended September 30, 2013 and 2012.

NOTE 13 — LEGAL PROCEEDINGS

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

Clean Water Act Compliance Order Matter

On October 3, 2011, the Company received a compliance order from the United States Environmental Protection Agency (the “EPA”) Region 8 under the authority of the federal Clean Water Act.  The compliance order alleges that the Company violated the Clean Water Act by discharging fill material into wetlands adjacent to the Green River in Utah without authorization on two occasions: (i) once when it constructed an access road to a future well location in either 2004 or 2005 and (ii) once when it constructed an access road and a well pad in 2007 or 2008.  The compliance order directs the Company to remove all dredged or fill material alleged to have been placed in the wetlands and to restore the wetlands to their pre-impact condition and grade, which would require that the Company plug and abandon the well alleged to have been installed in a wetlands area.  The Company disagrees with some of the factual contentions in the compliance order, and it has had a number of discussions with the EPA concerning the order.  However, it has been unable to negotiate a successful resolution of the alleged violations with the

EPA, and as a result, it filed a lawsuit in federal district court in the District of Colorado on June 25, 2012.  The lawsuit seeks judicial review of the compliance order, specifically review of the EPA’s contention that the affected areas are wetlands, or if they are wetlands, whether they are wetlands that are subject to federal regulatory jurisdiction under the Clean Water Act.  On September 5, 2012, the EPA, represented by the U.S. Department of Justice (“DOJ”), answered, and the United States separately counterclaimed for an injunction seeking substantially the same relief that the EPA seeks in the compliance order but also requested civil penalties for each day of alleged discharges of fill material and each day of alleged violation of the compliance order.  The Company has answered the EPA’s counterclaim.  In late January 2013, pursuant to a Scheduling Order before the court, the Company submitted a brief in support of its claims under the original suit filed in June 2012.  At this point, it appears to us that our original claim and the DOJ’s counterclaim will be tried concurrently.

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

NOTE 15 — SUBSEQUENT EVENTS

See Note 3 – Significant Accounting Policies - Inventory Held for Sale, herein for subsequent events.

See Note 4 – Restructuring Transactions, herein for subsequent events.

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

Recent Developments

Outlook

Due to the extended decline in the natural gas market and low natural gas prices in recent years caused primarily by excess production, we have not been able to recover its exploration and development costs as anticipated.  As such, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund its ongoing operations, and we currently anticipate that cash on hand, available cash under the credit facility described below and forecasted cash flows from operations will only be sufficient to fund cash requirements for working capital through February 2014. This expectation has been revised from our previous estimate included in the Form 10-Q for the quarter ended June 30, 2013 due to the completion of the October 2013 transaction discussed below, the implementation of cost savings measures and cash management strategies. This estimate is based on various assumptions, including those related to future natural gas and oil prices, production results and the effectiveness of our cash management strategy discussed below, some or all of which may not prove to be correct and may result in our inability to meet cash requirements prior to the end of February 2014.   As a result of these factors, there is substantial doubt about our ability to continue as a going concern.

Restructuring Transactions

We have been seeking to restructure or refinance our debt or sell assets to improve our liquidity position since mid-year 2012. During this period, we have operated without a credit facility, have been delisted from the NYSE MKT LLC (the “Exchange”), and have defaulted under the 2015 Notes.

The Company and Stephens Inc., our financial advisor, conducted a process to evaluate various strategic alternatives.  The restructuring agreements resulting from this process involve an investment in the Company by Markham LLC (“Markham”) and Orogen Energy, Inc. (“Orogen”). On October 17, 2013, these investors acquired the $45,168,000 aggregate principal amount of our 2015 Notes and accrued interest thereon, all 182,065 outstanding Series C convertible preferred shares (“Series C Stock”) and common shares owned by the holders of the 2015 Notes. Then on October 18, 2013, the investors exchanged the 2015 Notes, accrued interest and Series C Stock for 393,550,372 shares of the Company’s common stock and 50,000 shares of the newly-created Series D convertible preferred stock (“Series D Stock”) (the “Restructuring Transactions”). As a result of the Restructuring Transactions, the new investors now have fully-diluted control of approximately 97.9% of the equity of the Company. In addition, the Company has a derivative instruments  liability of $71,000 recorded, which covers the potential put of Warrants of the Company described in Item 3 - “Quantitative and Qualitative Disclosures about Market Risk - Warrant Derivative Risk.”

The new Series D Stock is convertible into 7,295,744,128 shares of common stock and is redeemable October 19, 2014 at the option of the holders for $100 per share plus accrued and unpaid dividends of 10% per annum.

Because we do not currently have a sufficient number of authorized and unreserved common shares to permit the full conversion of the Series D Stock, our Board of Directors has approved and adopted an amendment to its charter to increase the number of common shares and has recommended to the stockholders that they approve the charter amendment by written consent. The written consent approving the charter amendment was subsequently executed by Markham and Orogen on October 23, 2013, but the charter amendment is not yet effective pending the completion of required SEC filings.

In addition to the exchange of debt and securities for the new common and preferred shares, Markham and Orogen have established a 120-day, $5 million senior secured credit facility to fund our working capital and capital expenditure requirements.  For extending the credit facility, we also issued to Markham and Orogen a total of 250,000 shares of Gasco common stock.

Following the closing of the Restructuring Transactions, the size of its Board of Directors was set at three members effective immediately and accepted the resignations of Richard J. Burgess, Charles B. Crowell, Steven D. Furbush and John A. Schmit as directors.  Richard S. Langdon remains a director and interim President and Chief Executive Officer of the Company. G. Wade Stubblefield was appointed to the Board of Directors of the Company upon the closing and the Company intends to add L. Edward Parker as a director upon compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and making required SEC filings.

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

Green River Horizontal Well

During the first nine months of 2013, we participated in an outside-operated horizontal well (7.14% working interest/6.07% net revenue interest) that successfully tested productive potential of the oil-prone basal Uteland Butte member of the Green River Formation in the Uinta Basin.  The well reached total depth in 21 days with a 4,300 foot lateral length (9,772 feet total measured depth).  The well had an initial 24-hour gross production rate of 221 barrels of oil equivalent per day (BOE/d) (13.4 BOE/d net) and has gross cumulative production of 4,011 BOE (243 BOE net) in the first 21 days that it has been online (191 BOE/d gross average).  The well had cumulative gross production of 842 thousand cubic feet of natural gas in the 21-day period.  It is still too early in the life of the well to estimate ultimate recovery.

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

Inventory Held for Sale

During the first nine months of 2013, we determined that we would not have a future need for some of our casing and tubing inventory. Consequently, in September 2013, we developed a formal plan to sell the inventory. We reviewed various options for selling this inventory and decided that selling this inventory at auction would be the best option based on our current financial position and the need for additional cash flow. We agreed to sell this inventory at auction in September and the inventory was sold in October for $323,500 less selling expenses of $16,175.

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

We have also entered into the Questar Wet Line Agreement, dated September 20, 2011, with Questar Pipeline Company (“QPC”), pursuant to which we agreed to enter into separate transportation services agreements for firm transportation services. We are currently committed to deliver to QPC for transportation services a minimum of 25,000 MMBtu/day.

These contracts expire at various dates through 2023 and, unless suspended pursuant to the terms of the contracts or waived by the counterparty, we will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. These amounts are owed regardless of whether we deliver any natural gas quantities to the applicable parties. As discussed above, there is substantial doubt regarding our ability to generate sufficient cash flows from operations to fund our ongoing operations. If we are unable to fund additional drilling projects, and based on our June 30, 2013 reserve estimates, assuming no future drilling and constant gas prices, we estimate that we could have a possible aggregate minimum production shortfall of approximately 41,000 MMcf valued at approximately $28 million on an undiscounted gross basis. Shortfall commitments of $373,000 during the nine months ended September 30, 2013 were accrued in the accompanying unaudited condensed consolidated financial statements.

We are considering several alternatives to mitigate the estimated production shortfall such as the sale of our firm commitment positions, seeking relief from the firm commitments because of legal delays in the area that prevented us from obtaining various governmental approvals and the purchase of production quantities to meet our minimum production requirements. Also, future increases in gas prices would increase the related reserve estimates and reduce the possible shortfalls. However, there is no assurance that we will be successful in accomplishing these actions should there be a shortfall. Accordingly, we have not accrued the possible future obligation as of September 30, 2013 as it is not probable or reasonably estimable.

Oil and Gas Production Summary

The following table presents our production and price information during the three and nine months ended September 30, 2013 and 2012. The Mcfe calculations assume a conversion of six Mcf for each Bbl of oil.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Natural gas production (Mcf)	448,095	516,268	1,402,018	1,910,977
Average sales price per Mcf	$4.40	$2.81	$4.13	$2.63

Oil production (Bbl)	5,882	4,304	17,131	18,398
Average sales price per Bbl	$89.57	$83.14	$84.02	$84.84

Production (Mcfe)	483,387	542,092	1,504,804	2,021,365

Our equivalent oil and gas production decreased by 11% and 26% during the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012. The decrease in production reflects normal production declines and the conveyance of a 50% interest in certain of our Uinta Basin properties to our joint venture partner as part of the joint venture transaction which closed on March 22, 2012 (the “Uinta Basin Transaction”).  See Note 7 — Asset Sales of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

General

We have historically generated cash from the sale of oil and natural gas, and have relied in the past primarily on the issuance of equity, borrowings under our prior revolving credit facility and farm-out and other similar types of transactions to fund working capital and the acquisition of our prospects and leases.  For the nine months ended September 30, 2013, we incurred a net loss of $7,748,228 and had an accumulated deficit of $252,556,384.

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

For a description of the Restructuring Transactions, see “Recent Developments - Restructuring Transactions” above.We also have firm commitment delivery obligations under our gas transportation and processing agreements.  If these commitments are not met, we may be required to make periodic deficiency payments for any shortfalls from the specified minimum volume commitments as discussed further above under “Gas Processing Agreements.”

Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests or delay or cause indefinite postponement of further exploration and development of our prospects resulting in the possible loss of our properties. This has caused us to alter our business plans, and we may be required to further reduce our exploration and development plans.  For example, we have not allocated any amounts to our 2013 capital budget.  In particular, we face uncertainties relating to our ability to fund the level of capital expenditures required for oil and gas exploration and production activities. We intend to fund our anticipated cash requirements through the end of  February 2014 primarily through borrowings under our Credit Facility, cash on hand and cash flows from operations, although we cannot provide assurances that cash on hand and cash flows from operations will be sufficient to fund such requirements. If they are not, our ability to execute our operations will be significantly limited, and our liquidity and results of operations will be materially adversely affected.

To continue as a going concern, we must generate sufficient operating cash flows, secure additional capital, refinancing or other transaction to provide us with additional liquidity.  Our ability to do so will depend on numerous factors, some of which are beyond our control.  For example, the urgency of our liquidity situation may require us to pursue such a transaction at an inopportune time when we have little or no negotiating leverage.  Moreover, our ability to successfully implement, and the cost of, any such transaction will depend on numerous factors, including:

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

If we are unable to generate sufficient operating cash flows, secure additional capital before the end of February 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we will not be able to continue as a going concern, and could potentially be forced to seek relief through a filing under Chapter 11 of the U.S. Bankruptcy Code.

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

In order to address our liquidity constraints and in addition to our ongoing efforts to secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity, we have embarked on a cash management strategy to enhance and preserve as much liquidity as possible. This plan contemplates us, among other things:

•                  reducing expenditures by eliminating, delaying or curtailing discretionary and non-essential spending, and not designating any capital budget for 2013 prior to the Restructuring Transactions;

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

Sources and Uses of Funds

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by (used in) operations	$351,000	$(2,245,533)
Net cash (used in) provided by investing activities	(1,280,652)	14,413,691
Net cash used in financing activities	—	(8,544,969)
Net (decrease) increase in cash	(929,652)	3,623,189

Net cash provided by (used in) operations increased by $2,596,533 for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in cash provided by operations was primarily due to an increase in working capital changes, a reduction in workover expenses during 2013 as a result of fewer projects partially offset by lower oil and gas revenue and higher transportation and processing costs during the first nine months of 2013.

Our investing activities during the first nine months of 2013 and 2012 included our development and exploration activities. The investing activity during the first nine months of 2012 also included the sales proceeds from the Uinta Basin Transaction (see Note 7 — Asset Sales of the accompanying unaudited condensed consolidated financial statements), cash paid for furniture and fixtures  and the change in advances from joint interest owners.

The financing activity during the first nine months of 2012 included $2.0 million in borrowings and $10,544,969 of repayments under our prior revolving credit facility.

Results of Operations

The Third Quarter of 2013 Compared to the Third Quarter of 2012

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Three Months Ended September 30,		Year over Year Change
	2013	2012	Amount	Percentage

Natural gas production (Mcf)	448,095	516,268	(68,173)	(13)%
Average sales price per Mcf	$4.40	$2.81	$1.59	57%
Natural gas revenue	$1,973,446	$1,450,782	$522,664	36%

Oil production (Bbl)	5,882	4,304	1,578	37%
Average sales price per Bbl	$89.57	$83.14	$6.43	8%
Oil revenue	$526,879	$357,843	$169,036	47%

Total oil and gas revenue	$2,500,325	$1,808,625	$691,700	38%

Equivalent production (Mcfe)	483,387	542,092	(58,705)	(11)%

The increase in oil and gas revenue of $691,700 during the third quarter of 2013 compared with the third quarter of 2012 was comprised of a 57% increase in gas prices from $2.81 in 2012 to $4.40 in 2013 and an 8% increase in oil prices from $83.14 in 2012 to $89.57 in 2013 partially offset by an 11% decrease in equivalent oil and gas production. The decrease in equivalent oil and gas production was primarily due to normal production declines. The $691,700 increase in oil and gas revenue during the third quarter of 2013 represents an increase of $851,316 related to the increase in oil and gas prices and a decrease of $159,616 related to the equivalent production decrease.

Lease Operating Expenses

The table below sets forth the details of oil and gas lease operating expenses during the periods presented.

	For the Three Months Ended September 30,		Year over Year Change
	2013	2012	Amount	Percentage

Direct operating expenses and overhead	$737,886	$696,834	$41,052	6%
Workover expense	1,230	226,634	(225,404)	(99)%
Total operating expenses	$739,116	$923,468	$(184,352)	(20)%
Operating expenses per Mcfe	$1.53	$1.70	$(0.17)	(10)%

Production and property taxes	$76,179	$52,052	$24,127	46%
Production and property taxes per Mcfe	$0.16	$0.10	$0.06	60%

Total lease operating expense	$815,295	$975,520	$(160,225)	(16)%

Total lease operating expense per Mcfe	$1.69	$1.80	$(0.11)	(6)%

Lease operating expense decreased $160,225 during the third quarter of 2013 compared with the third quarter of 2012. The decrease is primarily due to a decrease in workover expenses because of fewer projects during the third quarter of 2013.

Transportation and Processing

Transportation and processing costs of $820,411 ($1.70 per Mcfe) and $326,861 ($0.60 per Mcfe) during the three months ended September 30, 2013 and 2012, respectively, represent the costs we incurred to transport and process the gas production from our wells. The increase in these expenses during the third quarter of 2013 reflects higher transportation and processing costs related to the cryogenic processing which began in early February 2013. Additionally, $156,000 ($0.32 per Mcfe) of shortfall commitment fees were accrued during the third quarter of 2013.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion expense during the third quarters of 2013 and 2012 is comprised of depletion expense related to our oil and gas properties, depreciation expense of furniture, fixtures and equipment and accretion expense related to our asset retirement obligation. This expense decreased $168,515 during the third quarter of 2013 compared to the third quarter of 2012 primarily due to the decrease in the full cost pool resulting from property impairments during 2012, as discussed below.

Impairment

Impairment expense during the third quarter of 2013 represents the decrease in the market value of our inventory.

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

	For the Three Months Ended September 30,		Year over Year Change
	2013	2012	Amount	Percentage

Total general and administrative costs	$1,218,021	$1,411,094	$193,073	14%
General and administrative costs allocated to operating activities	(352,719)	(336,117)	(16,602)	(5)%
General and administrative expense	$865,302	$1,074,977	$(209,675)	20%
General and administrative expenses per Mcfe	$1.79	$1.98	$0.19	10%

Stock-based compensation	$39,399	$79,086	$(39,687)	(50)%
Stock-based compensation per Mcfe	$0.08	$0.15	$(0.07)	(47)%

Total general and administrative expense including stock-based compensation	$904,701	$1,154,063	$(249,362)	(22)%

Total general and administrative expense per Mcfe	$1.87	$2.13	$0.26	12%

General and administrative expense including stock-based compensation expense decreased by $249,362 during the third quarter of 2013 as compared with the third quarter of 2012 primarily due to our implementation of cost saving measures.

Interest Expense

Interest expense increased $325,115 during the third quarter of 2013 as compared with the third quarter of 2012, primarily due to the increase in discount amortization and the default interest associated with our 2015 Notes.

Derivative Gains

Derivative gains during the quarters ended September 30, 2013 and 2012 represents the unrealized gains on our warrant derivative liability.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the quarters ended September 30, 2013 and 2012 represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

The First Nine Months of 2013 Compared to the First Nine Months of 2012

Oil and Gas Revenue and Production

The table below sets forth the production volumes, price and revenue by product for the periods presented.

	Nine Months Ended September 30,		Year over Year Change
	2013	2012	Amount	Percentage

Natural gas production (Mcf)	1,402,018	1,910,977	(508,959)	(27)%
Average sales price per Mcf	$4.13	$2.63	$1.50	57%
Natural gas revenue	$5,793,536	$5,031,824	$761,712	15%

Oil production (Bbl)	17,131	18,398	(1,267)	(7)%
Average sales price per Bbl	$84.02	$84.84	$(0.82)	(1)%
Oil revenue	$1,439,290	$1,560,941	$(121,651)	(8)%

Total oil and gas revenue	$7,232,826	$6,592,765	$640,061	10%

Equivalent production (Mcfe)	1,504,804	2,021,365	(516,561)	(26)%

The increase in oil and gas revenue of $640,061 during the first nine months of 2013 compared with the first nine months of 2012 was comprised of a 57% increase in average gas prices partially offset by a 26% decrease in equivalent oil and gas production and a 1% decrease in oil prices from $84.84 in 2012 to $84.02 in 2013. The decrease in equivalent oil and gas production was primarily due to the Uinta Basin Transaction and normal production declines. The $640,061 increase in oil and gas revenue during the first nine months of 2013 represents an increase of $2,856,143 related to the increase in gas prices partially offset by a decrease of $2,200,982 related to the equivalent production decrease and a decrease of $15,100 related to the decrease in oil prices.

Lease Operating Expenses

The table below sets forth the details of oil and gas lease operating expenses during the periods presented.

	For the Nine Months Ended September 30,		Year over Year Change
	2013	2012	Amount	Percentage

Direct operating expenses and overhead	$2,117,361	$2,465,125	$(347,764)	(14)%
Workover expense	145,296	1,168,222	(1,022,926)	(88)%
Total operating expenses	$2,262,657	$3,633,347	$(1,370,690)	(38)%
Operating expenses per Mcfe	$1.50	$1.80	$(0.30)	(17)%

Production and property taxes	$153,902	$182,640	$(28,738)	(16)%
Production and property taxes per Mcfe	$0.10	$0.09	$0.01	11%

Total lease operating expense	$2,416,559	$3,815,987	$(1,399,428)	(37)%

Total lease operating expense per Mcfe	$1.60	$1.89	$(0.29)	(15)%

Lease operating expense decreased $1,399,428 during the first nine months of 2013 compared with the first nine months of 2012. The decrease is primarily due to the conveyance of a 50% interest in certain of our properties in the Uinta Basin Transaction which closed during March 2012 and a decrease in workover expenses because of fewer projects during the first nine months of 2013.

Transportation and Processing

Transportation and processing costs were $2,179,655 ($1.45 per Mcfe) and $1,502,224 ($0.74 per Mcfe) during the nine months ended September 30, 2013 and 2012, respectively. Additionally, $373,000 ($0.25 per Mcfe) of shortfall commitment fees were accrued during the first nine months of 2013. The increase in these expenses during the first nine months of 2013 reflects higher transportation and processing costs related to the cryogenic processing which began in early February 2013.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion expense decreased $898,003 during the first nine months of 2013 compared to the first nine months of 2012 primarily due to the decrease in the full cost pool resulting from property impairments during 2012, as discussed below, and the production decline related to the Uinta Basin Transaction during March 2012.

Impairment

Impairment expense during the first nine months of 2013 represents the decrease in the market value of our inventory.

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

	For the Nine Months Ended September 30,		Year over Year Change
	2013	2012	Amount	Percentage

Total general and administrative costs	$4,317,089	$4,493,167	$(176,078)	(4)%
General and administrative costs allocated to operating activities	(1,092,652)	(1,037,450)	55,202	5%
General and administrative expense	$3,224,437	$3,455,717	$(231,280)	(7)%
General and administrative expenses per Mcfe	$2.14	$1.71	$0.43	25%

Stock-based compensation	$139,655	$215,947	$(76,292)	(35)%
Stock-based compensation per Mcfe	$0.09	$0.11	$(0.02)	(18)%

Total general and administrative expense including stock-based compensation	$3,364,092	$3,671,664	$(307,572)	(8)%

Total general and administrative expense per Mcfe	$2.23	$1.82	$0.41	22%

General and administrative expense including stock-based compensation expense decreased by $307,572 during the first nine months of 2013 as compared with the first nine months of 2012. The decrease was primarily due to decreased legal and consulting fees associated with the completion of the Uinta Basin Transaction during the first nine months of 2012, partially offset by the increased legal and consulting fees related to our liquidity matters during the first nine months of 2013.

Interest Expense

Interest expense increased $781,899 during the first nine months of 2013 as compared with the first nine months of 2012, primarily due to the increase in discount amortization and the default interest associated with our 2015 Notes.

Derivative Gains

Derivative gains during the nine months ended September 30, 2013 represents the unrealized gains on our warrant derivative liability. Derivative gains during the nine months ended September 30, 2012 includes the unrealized gains on our warrant derivative liability as well as the realized and unrealized gains and losses on our commodity derivative instruments.

Amortization of Deferred Income from Sale of Assets

The amortization of the deferred income from the sale of assets during the nine months September 30, 2013 and 2012 represents the amortization of the excess of proceeds received over the carrying value of our gathering system and evaporative facilities sold during March 2010.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. See “Gas Processing Agreements” and “Liquidity and Capital Resources” above for additional discussion regarding certain gas transportation and processing agreements and our obligations thereunder.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Form 10-K for the year ended December 31, 2012.

We are exposed to a variety of market risks, including commodity price risk. We address these risks through a program of risk management which may include the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2013, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Warrant Derivative Risk

On June 15, 2011, we issued warrants to purchase 18,750,000 shares of common stock and on August 3, 2011, we issued warrants to purchase 11,500,000 shares of common stock, collectively referred to as the “Warrants”. The Warrants have an  initial exercise price of $0.35 per share (subject to adjustment) with a sixty-month term, as further described in Note 3 — Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements.  The Warrants contain a contingent cash settlement provision at the option of the holder and accordingly, are classified as a derivative liability and are subject to the classification and measurement standards for derivative financial instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading price of our common stock, which has a high-historical volatility. With all other factors remaining constant as of September 30, 2013:

(i)             the warrant derivative liability would decrease to zero if the trading price of our common stock was reduced to zero and would increase by approximately $1.4 million for a $0.10 per share increase in the trading price of our common stock; and

(ii)          the warrant derivative liability would increase by $33,000  for a 10% increase  and would decrease by $27,000 for a 10% decrease in the volatility rate.

Commodity Price Risk

We did not have any commodity derivative contracts outstanding during the nine months ended September 30, 2013.

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

Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)  under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For a discussion of our legal proceedings please see Note 13 — Legal Proceedings of the accompanying unaudited condensed consolidated financial statements.  We do not expect the outcome of the proceedings discussed therein to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”) and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 (our “March 31, 2013 Form 10-Q”) except that pursuant to the October 2013 Restructure Transaction discussed in item 2 below allowed us to acquire the 2015 Notes that were in default. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our 2012 Form 10-K and in our March 31, 2013 Form 10-Q which could materially affect our business, financial condition or future results. The risks described in our 2012 Form 10-K and in our March 31, 2013 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2013, we had $45,168,000 aggregate principal amount of 2015 Notes outstanding.  The 2015 Notes bore interest at a rate of 5.50% per annum, payable in cash semi-annually in arrears on April 5th and October 5th of each year.  We elected not to make the $1,242,120 semi-annual interest payments due on April 5, and October 5, 2013 on our outstanding 2015 Notes.  The 2015 Notes required us to pay interest on overdue interest payments at a rate of 7.5% per annum.

The Indenture provided that the failure to make an interest payment when due constituted an event of default after a 30-day cure period. Because we did not make the April 5, 2013 interest payment prior to the expiration of the 30-day cure period, an event of default occurred under the Indenture.  As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2015 Notes had the right to declare the 2015 Notes immediately due and payable at their principal amount together with accrued interest. As of September 30, 2013, total accumulated principal and interest on the 2015 Notes (including default interest) equaled $47,233,455.  We did not receive any notice of acceleration of the 2015 Notes as of September 30, 2013.

Following the closing of the Restructuring Transactions discussed in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the 2015 Notes and accrued interest were cancelled following their acquisition by the Company.

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

10.17

Amendment to Gas Processing Agreement dated December 1, 2012, by and between Chipeta Processing LLC and Gasco Energy, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K, dated December 31, 2012, filed on March 6, 2013, File No. 001-32369).

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

GASCO ENERGY, INC.

Date: November 12, 2013	By:	/s/ Peggy A. Herald
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